Form 10-K
period 2015-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2015-05-22
CIK 946581

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,864,553,000.

As of May 15, 2015, there were 84,609,452 shares of the Registrant's Common Stock outstanding, net of treasury stock.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I

Item 1.    Business

General

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®4 ("PS4"), Microsoft's Xbox 360® ("Xbox 360") and Xbox One® ("Xbox One"); and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

As a result of the widening popularity of interactive entertainment, the video game market is expected to continue to grow in coming years. Growth is expected to be driven by continuing increases in the installed base of traditional consoles, along with the growing popularity of games played on emerging platforms such as tablets and smartphones, and online including through social networks. According to the "Global Video Game Market" published by International Development Group ("IDG") in April 2015, the installed base of console systems that we support grew to 158.8 million units as of December 2014, an increase of 24.2 million units or 18% from December 2013, and forecasts that the number will increase to an estimated 233.6 million units in calendar 2019. In addition, according to IDG, global sales from the console, handheld, PC software and digital gaming segments that we support, inclusive of mobile gaming platforms and online, surpassed $65.0 billion in calendar 2014 and forecasts that their annual sales will increase to an estimated $87.3 billion in calendar 2019.

The demographics of the interactive entertainment industry audience have broadened significantly in recent years, with video games becoming an increasingly popular form of mainstream entertainment. According to the "2015 Essential Facts about the Computer and Video Game Industry" published by Entertainment Software Association ("ESA"), 51% of U.S. households own at least one dedicated game console. The average game player is 35 years old and has been actively playing for 13 years.

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

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 2,840 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises, as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including BioShock, Borderlands, Carnival Games, Evolve, Mafia, NBA 2K, Sid Meier's Civilization, WWE 2K and XCOM Enemy Unknown. We expect 2K to continue to be a leader by building on its existing brands, as well as by developing new franchises in the future.

Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally- owned and developed intellectual properties, which typically provide higher margins than licensed products. We currently own the intellectual property rights to 20 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to assess titles after release to measure their performance in the market and the return on our investment. We apply this process to all of our products, whether internally or externally developed. The product investment review process includes reviews of each project at various stages of development by our executive management team and the senior management of our publishing labels, and includes coordination between our sales and marketing personnel before the launch of titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.

We develop our products using a combination of our internal development teams and external development resources acting under contract with us. We typically select external developers based on their track record and expertise in developing products in the same category or genre. One developer will generally produce the same game for multiple platforms and will also produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe increases the quality of our products.

Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks, represent exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download on the Internet. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from websites we own and third-party websites). We also aim to drive ongoing engagement and incremental revenues from recurrent consumer spending on our titles after their initial purchase, through downloadable offerings including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We are continuing our expansion initiatives in the Asian markets, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. We are a direct publisher in Japan and South Korea. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to continue to build upon our licensing relationships and also continue to expand on finished goods distribution strategies to grow our international business.

Our Businesses

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2015, we had a research and development staff of approximately 2,120 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of the expected sales for the related titles.

We continue to explore evolving business models such as downloadable content, online gaming and microtransactions. We expect to continue to generate incremental revenue opportunities through add-on content, microtransactions and online play.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 210 million units. The latest installment, Grand Theft Auto V, was released on Sony's PlayStation 3 and Microsoft's Xbox 360 in September 2013, on Sony's PlayStation 4 and Microsoft's Xbox One in November 2014, and on the PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable add-on episodes, content and virtual currency, and releasing titles for smartphones and tablets.

2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future.

2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM Enemy Unknown series. 2K also publishes highly successful externally developed franchises such as Borderlands and Evolve. 2K's realistic sports simulation titles, including our flagship NBA 2K series which has been the top-ranked NBA basketball video game for 14 years running and the WWE 2K series.

We are continuing our expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA 2K simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for the Asian market, which is planned for commercial launch in Korea during our fiscal year 2016.

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

Manufacturing

Sony and Microsoft either manufacture or control selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony or Microsoft's approved replicator and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.

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

Sales

We sell software titles both physically and digitally in the United States, Europe, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our customers in the United States include, among others, GameStop, Microsoft, Sony, Steam and Wal-Mart. Our international customers include, among others, Amazon EU SARL, Exertis, Game, GameStop, and Media Markt. We have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Switzerland, Taiwan, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2015 accounted for approximately 64.6% of our net revenue, with GameStop, Sony, Microsoft and Steam each accounted for more than 10.0% of our net revenue during the fiscal year ended March 31, 2015.

We also digitally distribute our titles, add-on content and microtransactions direct to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we continue to expect that packaged goods and traditional retailers will be a significant channel for the sale of our products for the foreseeable future.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Sales returns, price protection and other allowances amounted to $51.5 million, $138.1 million, $109.1 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

  •
  Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of- purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.

As of March 31, 2015, we had a sales and marketing staff of approximately 345 people.

Product Procurement

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.

Competition

In our business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Electronic Arts, and international companies, such as Capcom, SEGA, Square Enix, and Ubisoft.

  •
  Sony and Microsoft for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms, and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 28.0% of the Company's net revenue for the fiscal year ended March 31, 2015. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 64.6%, 39.4% and 52.5% of net revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015 and 2014, five customers comprised approximately 63.9% and 68.3% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 54.5% and 59.8% of such balance at March 31, 2015 and 2014, respectively. We had three customers who accounted for approximately 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2015 and 2014. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4 and Microsoft's Xbox 360 and Xbox One, which comprised approximately 81.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2015. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Additionally, we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and recurrent consumer spending on our titles after their initial purchase by generating incremental revenues through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 14 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 42.0% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2015. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

International Operations

International sales are a significant part of our business. For the fiscal years ended March 31, 2015, 2014 and 2013, approximately 42.5%, 53.5% and 41.5%, respectively, of our net revenue was earned outside the United States. We also have expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 14 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 14 to the Consolidated Financial Statements.

Employees

As of March 31, 2015, we had approximately 2,840 full-time employees, of which approximately 1,360 were employed outside of the United States. None of our employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 28.0% of the Company's net revenue for the fiscal year ended March 31, 2015 and the ten best-selling franchises (including Grand Theft Auto) that significantly contributed to the Company's net revenue for the fiscal year ended March 31, 2015 in the aggregate accounted for approximately 97.1% of the Company's net revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months, and our top-selling titles could take more than 4 years to develop. Therefore our development costs can be substantial. If we or our third party developers experience unanticipated development delays, financial difficulties or additional costs, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

Our business is subject to our ability to develop commercially successful products for the current generation video game platforms.

We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS3 and PS4 and Microsoft's Xbox 360 and Xbox One, which comprised approximately 81.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2015. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Connectivity issues could affect our ability to sell and provide online services for our products and could affect our profitability.

We rely upon third-party digital delivery platforms, such as Steam, Microsoft's Xbox Live and Sony Entertainment Network, and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could have a material adverse effect on our business, financial condition and operating results.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.

We are collecting and storing consumer information, including personal information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. In addition, due to the high profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners experience a security breach that leads to disclosure of consumer account information, our reputation could be harmed, resulting in loss of revenue.

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

In addition, certain of our products are online enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third party networks, as well as our own internal systems and websites, and the security measures related thereto may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.

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

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman/Chief Executive Officer and President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees and other key creative personnel responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. We may not be able to continue to retain these personnel at current compensation levels, or at all.

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

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may in the future continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

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

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2015 accounted for approximately 64.6% of our net revenue, with GameStop accounting for 21.0%. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results.

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

If our marketing and advertising efforts fail to resonate with consumers, our business, financial condition and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with consumers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse influence on our business, financial condition and operating results.

The interactive entertainment software industry is highly competitive.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Activision Blizzard and Electronic Arts and international publishers, such as Capcom, SEGA, Square Enix and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

We are required to obtain licenses from Sony and Microsoft, which are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

We rely on a limited number of channel partners some of whom influence the fee structures for online distribution of our games on their platforms.

We rely on a limited number of channel partners, some of whom have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections)

that we license to them for distribution on their platforms. Such channel partners' ability to set or influence royalty rates may increase costs, which could negatively affect our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through such distribution channel, which could adversely affect our business, financial condition and operating results.

Outside of fee arrangements, our agreements with our channel partners sometimes give them significant control over other aspects of the distribution of our products and services that we develop for their platform. If our channel partners establish terms that restrict our offerings through their channels, or significantly impact the financial terms on which these products or services are offered to our customers, we may be unable to distribute our product offerings through them or be forced to do so on a materially worse financial or business terms.

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

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

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

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2015, approximately 42.5% of our net revenue was earned outside the United States. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. In August 2014, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which requires us to make periodic interest or other debt service payments. In addition, we issued 1.75% Convertible Notes due 2016 in November 2011 and 1.00% Convertible Notes due 2018 in June 2013 (the "1.75% Convertible Notes" and together with the 1.00% Convertible Notes, the "Convertible Notes"), which require us to make periodic interest payments to the holders of the Convertible Notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our Convertible Notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

We are subject to contractual covenants which place certain limitations on how we manage our business.

Our Credit Agreement and the indentures governing our Convertible Notes may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement and the indentures also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and under the indentures governing our Convertible Notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

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

The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 7,500,000 shares of our common stock and had 3,283,000 shares available for repurchase as of March 31, 2015, does not obligate the Company to make any purchases at any specific time or situation. On May 13, 2015, our Board of Directors approved an increase to the share repurchase authorization, increasing the total number of shares that the Company is permitted to repurchase to up to 10,000,000 shares of our common stock. Discontinuing repurchases could adversely affect the price of the Company's common stock. The program may be suspended or discontinued at any time for any reason.

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

Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom, which expires in January 2022. Rockstar North, our wholly-owned subsidiary, leases 72,000 square feet of office space in Edinburgh, Scotland, which expires in June 2024.

2K corporate offices and two development studios occupy approximately 110,000 square feet of leased office space in Novato, California. The lease expires in March 2019.

In addition, our other subsidiaries lease office space in Sydney, Australia; Toronto, Canada; Chengdu, Hanghzhou and Shanghai, China; Brno, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, South Korea; Breda, Netherlands; Auckland, New Zealand; Singapore; Madrid, Spain; Taipei, Taiwan; London, Lincoln, and Leeds, United Kingdom and, in the United States, San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Las Vegas, Nevada; Glen Cove, New York; Kirkland, Washington.

For information regarding our lease commitments, see Note 11 of the Notes to Consolidated Financial Statements.

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

	High	Low
Fiscal Year Ended March 31, 2015
First Quarter ended June 30, 2014	$22.47	$18.45
Second Quarter ended September 30, 2014	24.28	20.40
Third Quarter ended December 31, 2014	29.10	20.13
Fourth Quarter ended March 31, 2015	30.80	24.19
Fiscal Year Ended March 31, 2014
First Quarter ended June 30, 2013	$17.54	$14.08
Second Quarter ended September 30, 2013	19.25	15.05
Third Quarter ended December 31, 2013	18.59	16.00
Fourth Quarter ended March 31, 2014	22.41	16.40

The number of record holders of our common stock was 65 as of May 15, 2015.

Dividend Policy

We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our Credit Agreement restricts the payment of dividends on our stock. See "Liquidity and Capital Resources" under Item 7 for additional information on our Credit Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

The following line graph compares, from March 31, 2010 through March 31, 2015, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard and Electronic Arts. The comparison assumes $100 was invested on March 31, 2010 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

 Comparison of 65 Month Cumulative Total Return*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2015

*
$100 invested on March 31, 2010 in stock or index- including reinvestment of dividends.

	March 31,
	2010	2011	2012	2013	2014	2015
Take-Two Interactive Software Inc	$100.00	$155.72	$155.93	$163.63	$222.19	$257.95
NASDAQ Composite Index	100.00	117.06	131.47	140.86	183.38	216.60
Peer Group	100.00	95.97	102.78	116.13	170.87	250.85

Issuer Purchases of Equity Securities

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the fiscal year ended March 31, 2015, the Company did not repurchase any shares of its common stock as part of the program. During the fiscal year ended March 31, 2014, the Company repurchased approximately 4,217,000 shares of its common stock in the open market for approximately $73.3 million, including commissions of $0.04 million, as part of the program. As of March 31, 2015, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization. On May 13, 2015, our Board of Directors approved an increase to the share repurchase authorization, increasing the total number of shares that the Company is permitted to repurchase to up to 10,000,000 shares of our common stock.

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

Item 6.    Selected Financial Data

The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA (in thousands, except per share data):	2015	2014	2013	2012	2011
Net revenue	$1,082,938	$2,350,568	$1,214,483	$825,823	$1,136,876
Cost of goods sold	794,867	1,414,327	715,837	528,855	689,381

Gross profit	288,071	936,241	498,646	296,968	447,495

Selling and marketing	235,341	240,996	257,329	183,749	176,294
General and administrative	175,093	161,374	147,260	121,200	109,484
Research and development	115,043	105,256	78,184	64,162	69,576
Depreciation and amortization	21,057	13,359	10,634	12,123	14,999

Total operating expenses	546,534	520,985	493,407	381,234	370,353

Income (loss) from operations	(258,463)	415,256	5,239	(84,266)	77,142
Interest and other, net	(31,893)	(33,553)	(31,351)	(19,571)	(13,519)
Gain on long-term investments, net	17,476	—	—	—	—
Loss on extinguishment of debt	—	(9,014)	—	—	—
Gain on convertible note hedge and warrants, net	—	3,461	—	—	—

Income (loss) from continuing operations before income taxes	(272,880)	376,150	(26,112)	(103,837)	63,623

Provision for income taxes	6,590	14,459	5,050	3,863	9,819

Income (loss) from continuing operations	(279,470)	361,691	(31,162)	(107,700)	53,804
Income (loss) from discontinued operations, net of taxes	—	(86)	1,671	(1,116)	(5,346)

Net income (loss)	$(279,470)	$361,605	$(29,491)	$(108,816)	$48,458

Earnings (loss) per share:
Continuing operations	$(3.48)	$3.79	$(0.36)	$(1.30)	$0.62
Discontinued operations	—	—	0.02	(0.01)	(0.06)

Basic earnings (loss) per share	$(3.48)	$3.79	$(0.34)	$(1.31)	$0.56

Continuing operations	$(3.48)	$3.20	$(0.36)	$(1.30)	$0.62
Discontinued operations	—	—	0.02	(0.01)	(0.06)

Diluted earnings (loss) per share	$(3.48)	$3.20	$(0.34)	$(1.31)	$0.56

Weighted average shares outstanding:
Basic	80,367	84,519	85,581	83,356	86,127
Diluted	80,367	113,882	85,581	83,356	86,139

	As of March 31,
BALANCE SHEET DATA:	2015	2014	2013	2012	2011
Cash and cash equivalents	$911,120	935,400	402,502	$420,279	$280,359
Working capital	815,048	924,620	529,153	524,892	335,715
Total assets	2,231,100	1,799,630	1,277,839	1,149,427	971,659
Long-term debt	476,057	454,031	335,202	316,340	107,239
Total liabilities	1,668,012	997,824	689,844	553,700	356,380
Stockholders' equity	563,088	801,806	587,995	595,727	615,279

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®4 ("PS4") and Microsoft's Xbox 360® ("Xbox 360") and Xbox One® ("Xbox One"); and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Canada, China, Czech Republic, the United Kingdom, and the United States.

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 210 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on ony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling

BioShock, Mafia, Sid Meier's Civilization and XCOM Enemy Unknown series. 2K also publishes successful externally developed franchises, such as Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 14 years running, and the WWE 2K series.

We are continuing our expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA 2K simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for the Asian market, which is planned for commercial launch in Korea during our fiscal year 2016.

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 28.0% of the Company's net revenue for the fiscal year ended March 31, 2015. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 64.6%, 39.4% and 52.5% of net revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015 and 2014, our five largest customers comprised approximately 63.9% and 68.3% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 54.5% and 59.8% of such balance at March 31, 2015 and 2014, respectively. We had three customers who accounted for approximately 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2015 and 2014. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4 and Microsoft's Xbox 360 and Xbox One, which comprised approximately 81.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2015. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and recurrent consumer spending on our titles after their initial purchase, by generating incremental revenues through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 14 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 42.0% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2015. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

We released the following key titles in fiscal year 2015:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K15	2K	Internal	PS3, PS4, Xbox 360, Xbox One, PC	October 7, 2014
Borderlands: The Pre-Sequel	2K	Internal/External	Xbox 360, PS3, PC	October 14, 2014
Sid Meier's Civilization: Beyond Earth	2K	Internal	PC	October 24, 2014
WWE 2K15	2K	Internal/External	PS3, Xbox 360	October 28, 2014
WWE 2K15	2K	Internal/External	PS4, Xbox One	November 18, 2014
Grand Theft Auto V	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014
Grand Theft Auto Online	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014
Evolve	2K	External	Xbox One, PS4, PC	February 10, 2015
Sid Meier's Starships	2K	Internal	PC Mac, iOS	March 12, 2015
Borderlands: The Handsome Collection	2K	Internal/External	Xbox One, PS4	March 24, 2015

Product Pipeline

We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Grand Theft Auto V	Rockstar Games	Internal	PC	April 14, 2015 (Released)
Grand Theft Auto Online	Rockstar Games	Internal	PC	April 14, 2015 (Released)
NBA 2K16	2K	Internal	TBA	Fiscal Year 2016
WWE 2K16	2K	Internal/External	TBA	Fiscal Year 2016
Battleborn	2K	External	Xbox One, PS4, PC	Fiscal Year 2016

Fiscal 2015 Financial Summary

Our net revenue for fiscal year ended March 31, 2015 was led by titles from a variety of our top franchises, mainly Grand Theft Auto, NBA 2K, Borderlands and WWE 2K. Our net revenue decreased to $1,082.9 million, a decrease of $1,267.6 million or 53.9% from the fiscal year ended March 31, 2014, which had benefitted from the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems.

For the fiscal year ended March 31, 2015, our net loss was $279.5 million, as compared to net income of $361.6 million in the prior year. Diluted loss per share for the fiscal year ended March 31, 2015 was $3.48, as compared to diluted income per share of $3.20 for the fiscal year ended March 31, 2014. Our earnings decreased primarily because the prior year had benefitted from the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems and due to the deferral of net revenue and cost of goods sold related to the sell-in of certain titles during the second half of our fiscal year ended March 31, 2015.

At March 31, 2015 we had $911.1 million of cash and cash equivalents, compared to $935.4 million at March 31, 2014. The decrease in cash and cash equivalents from March 31, 2014 was primarily due to cash used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to purchases of short-term investments and purchases of fixed assets, which were partially offset by the proceeds received from the sale of our long-term investments. Net cash provided by operations was primarily due to an increase in deferred revenue generated by the sale of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One platforms, Evolve and virtual currency partially offset by investments in software development.

Discontinued operations

The financial results of our former distribution business, which was sold in February 2010, have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. See Note 1 to our Consolidated Financial Statements for additional information regarding discontinued operations.

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

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The effect and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, additional add-on content, hosting of gameplay, maintenance or support. When all other revenue recognition criteria are met, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") of fair value and allocate the total price among the various elements. When we have not established VSOE for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In identifying the deliverables within an arrangement we consider whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort, the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes a more than inconsequential deliverable is subjective and requires management's judgment.

When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable, and we recognize revenue when the four primary criteria described above have been met. When software products provide online functionality that represents a more-than-inconsequential deliverable, we recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met) as we have not established VSOE for that deliverable.

During the fiscal year ended March 31, 2015, the Company concluded that the updates being provided with Grand Theft Auto V were no longer considered an inconsequential deliverable because add-on content updates were expected to be provided beyond 12 months. As a result, the net revenue and cost of goods sold that have been deferred will be recognized ratably over the expected service period, which is equal to the estimated remaining life of the game which, for Grand Theft Auto V, we have projected to be 24 months from the time of release.

Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game.

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

We have established profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as a component of cost of goods sold in the period earned.

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

Various valuation techniques are used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Developing these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turn out to be inaccurate, our financial results may be negatively affected. Furthermore, relatively small changes in many of these estimates can have a significant influence on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

  •
  Business Combinations—Goodwill and Intangible Assets.  We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Goodwill represents the excess of purchase price over the fair value of the net tangible assets and intangible assets acquired in a business combination. A change in the estimated fair value of an acquired asset or liability assumed often has a direct influence on the amount recognized as goodwill, which is an asset that is not amortized. Often determining the fair value of these acquired assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material influence on our financial statements.

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

  We test our goodwill for impairment annually, in our second fiscal quarter, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit which is our operating segment. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly affect these judgments and require reductions to recorded intangible asset balances. The Company has the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying value before performing the two-step impairment test. If the two-step impairment test for goodwill is utilized, step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal year ended March 31, 2015 or 2014.

  •
  Long-lived assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future undiscounted cash flows expected to be generated from the use and eventual disposition of the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  •
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

We have also granted time, performance-based and market-based restricted stock and restricted stock unit awards, to employees and non-employees. Time-based and market-based awards to non-employees are subject to variable accounting. For the time-based restricted stock awards to non-employees, we cumulatively remeasure the fair value at the end of every period based on the month end closing price of our common stock. Market-based restricted stock awards vest based on the relative performance of our common stock to a composite index. We calculate the fair value of market-based restricted stock awards using a Monte Carlo Simulation method, which requires a substantial number of inputs and estimates of future market conditions and considers the range of various vesting probabilities. As a result, expense recorded for our non-employee awards can fluctuate substantially from period to period.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our history of pre-tax losses represents sufficient evidence for us to determine that the establishment of a valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items.

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

Recently Issued Accounting Pronouncements

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to annual and interim years beginning after December 15, 2017. The proposal permits early adoption, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on our Consolidated Financial Statements.

Requirements for Reporting Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (April 1, 2015 for the Company). Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements became effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and are applied prospectively. The adoption of this guidance had no material effect on our Consolidated Financial Statements.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	73.4%	60.2%	58.9%

Gross profit	26.6%	39.8%	41.1%

Selling and marketing	21.7%	10.2%	21.2%
General and administrative	16.2%	6.9%	12.1%
Research and development	10.6%	4.5%	6.4%
Depreciation and amortization	2.0%	0.6%	1.0%

Total operating expenses	50.5%	22.2%	40.7%

Income (loss) from operations	(23.9)%	17.7%	0.4%
Interest and other, net	(2.9)%	(1.4)%	(2.6)%
Gain on long-term investments, net	1.6%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(0.4)%	0.0%
Gain on convertible note hedge and warrants, net	0.0%	0.1%	0.0%

Income (loss) from continuing operations before income taxes	(25.2)%	16.0%	(2.2)%

Provision for income taxes	0.6%	0.6%	0.4%

Income (loss) from continuing operations	(25.8)%	15.4%	(2.6)%
(Loss) income from discontinued operations, net of taxes	0.0%	0.0%	0.2%

Net income (loss)	(25.8)%	15.4%	(2.4)%

Net revenue by geographic region:
United States	57.5%	46.5%	58.5%
International	42.5%	53.5%	41.5%
Net revenue by platform:
Console	81.4%	91.4%	80.4%
PC and other	18.6%	8.6%	19.6%
Net revenue by distribution channel:
Physical retail and other	58.0%	84.2%	78.9%
Digital online	42.0%	15.8%	21.1%

Fiscal Years ended March 31, 2015 and 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,082,938	100.0%	$2,350,568	100.0%	$(1,267,630)	(53.9)%
Software development costs and royalties(1)	231,615	21.4%	333,450	14.2%	(101,835)	(30.5)%
Product costs	178,810	16.5%	477,861	20.3%	(299,051)	(62.6)%
Licenses	77,725	7.2%	64,412	2.8%	13,313	20.7%
Internal royalties	306,717	28.3%	538,604	22.9%	(231,887)	(43.1)%

Cost of goods sold	794,867	73.4%	1,414,327	60.2%	(619,460)	(43.8)%

Gross profit	$288,071	26.6%	$936,241	39.8%	$(648,170)	(69.2)%

(1)
Includes $17,121 and $30,124 of stock-based compensation expense in 2015 and 2014, respectively.

Net revenue decreased $1,267.6 million for the fiscal year ended March 31, 2015 as compared to the prior year. This decrease was primarily due to a decrease of approximately $1,315.3 million in sales from our Grand Theft Auto franchise, as the prior year's results included the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems, which was partially offset this year by the November 2014 release of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One console gaming systems and the growth from Grand Theft Auto Online. The decrease in net revenue from Grand Theft Auto was partially offset by a $186.3 million increase in net sales due to the October 2014 release of Borderlands: The Pre-Sequel, higher sales from our WWE 2K franchise, the release of Sid Meier's Civilization: Beyond Earth in October 2014, higher sales from our NBA 2K franchise and sales from our release of Evolve in February 2015.

Net revenue on consoles decreased to 81.4% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 91.4% for the same period in the prior year primarily because last year's results included the release of Grand Theft Auto V on Microsoft's Xbox 360 and Sony's PS3 console gaming systems. PC and other sales increased to 18.6% of our total net revenue for the year ended March 31, 2015 as compared to 8.6% for the year ended March 31, 2014, primarily due to the release of Sid Meier's Civilization: Beyond Earth for the PC in October 2014. Net revenue from physical retail and other channels decreased to 58.0% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 84.2% for the same period in the prior year primarily due to last year's net revenue from physical retail benefitting from the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems. Net revenue from digital online channels increased to 42.0% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 15.8% in the prior fiscal year. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 49.4% and 40.4% of net revenue from digital online channels for the fiscal years ended March 31, 2015 and 2014, respectively.

Gross profit as a percentage of net revenue was 26.6% for the fiscal year ended March 31, 2015, a decrease of 13.2 percentage points as compared to the prior year, primarily due to higher software development costs and royalties as a percentage of net revenue and the deferral of net revenue and cost of goods sold related to sell-in of certain titles during the second half of our fiscal year 2015. In addition, internal royalties were higher as a percentage of net revenues due to the timing of when internal royalties are earned.

Net revenue earned outside of the United States accounted for 42.5% of our total net revenue for the fiscal year ended March 31, 2015, as compared to 53.5% in the prior year. The year-over-year percentage decrease was primarily due to Grand Theft Auto V, which generated higher sales outside of the United States during the fiscal year ended March 31, 2014. Foreign currency exchange rates decreased net revenue by $14.4 million and decreased gross profit by $8.2 million for the fiscal year ended March 31, 2015.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$235,341	21.7%	$240,996	10.2%	$(5,655)	(2.3)%
General and administrative	175,093	16.2%	161,374	6.9%	13,719	8.5%
Research and development	115,043	10.6%	105,256	4.5%	9,787	9.3%
Depreciation and amortization	21,057	2.0%	13,359	0.6%	7,698	57.6%

Total operating expenses(1)	$546,534	50.5%	$520,985	22.2%	$25,549	4.9%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$ 8,798	$10,136
General and administrative	$33,636	$28,991
Research and development	$ 5,691	$ 8,867

Foreign currency exchange rates decreased total operating expenses by approximately $4.3 million in the fiscal year ended March 31, 2015 as compared to the prior year.

Selling and marketing

Selling and marketing expenses decreased by $5.7 million for the fiscal year ended March 31, 2015, as compared to the prior year, primarily due to $20.7 million in higher advertising expenses incurred in the prior year for the releases of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 gaming consoles in September 2013, and The Bureau: XCOM: Declassified in August 2013, which were partially offset by advertising expenses incurred in the current year for the releases of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One gaming consoles in November 2014, and Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth in October 2014. Partially offsetting the overall decrease in selling and marketing expenses was $8.2 million in higher customer service costs and $6.0 million of higher incentive compensation based on label performance.

General and administrative

General and administrative expenses increased $13.7 million for the fiscal year ended March 31, 2015, as compared to the prior year primarily due to $9.0 million of higher expense related to our compensation of Zelnick Media which was predominantly stock based compensation expense resulting from the Company's relative stock price performance during fiscal year 2015 as well as $2.6 million of higher rent expense.

General and administrative expenses for the fiscal years ended March 31, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $17.9 million and $16.4 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $9.8 million for the fiscal year ended March 31, 2015, as compared to the prior year primarily due to an increase of $3.9 million in IT spend on equipment at our development studios, higher personnel costs of $1.4 million, higher studio support costs of $1.4 million and higher occupancy related costs of $1.3 million.

Depreciation and amortization

Depreciation and amortization expenses increased $7.7 million for the fiscal year ended March 31, 2015, as compared to the prior year, primarily due to higher purchases of fixed assets for studio build-outs and information technology infrastructure.

Interest and other, net

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest income (expense), net	$(29,901)	(2.7)%	$(33,961)	(1.4)%	$4,060	(12.0)%
Foreign exchange loss	(2,068)	(0.2)%	209	0.0%	(2,277)	(1089.5)%
Other	76	0.0%	199	0.0%	(123)	(61.8)%

Interest and other, net	$(31,893)	(2.9)%	$(33,553)	(1.4)%	$1,660	(4.9)%

Interest and other, net was an expense of $31.9 million for the fiscal year ended March 31, 2015, as compared to an expense of $33.6 million for the fiscal year ended March 31, 2014. The decrease of $1.7 million in interest and other, net was primarily related to a net decrease of $4.1 million in interest expense primarily due to the redemption of our 4.375% Convertible Notes in August 2013, partially offset by interest on the 1.00% Convertible Notes issued in June 2013. This decrease was partially offset by an increase of $2.3 million due to greater foreign currency exchange losses recorded during the fiscal year ended March 31, 2015.

Gain on long-term investments, net

During the fiscal year ended March 31, 2015 the Company recognized a $17.5 million net gain on long-term investments, which was primarily comprised of the Company's sale of its investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of $19.0 million in connection with the sale of Twitch.

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.0 million for the fiscal year ended March 31, 2014 due to the conversion and redemption of our 4.375% Convertible Notes in August 2013. See "Liquidity and Capital Resources" for additional information regarding loss on extinguishment of debt.

Gain on convertible note hedge and warrants, net

Gain on convertible note hedge and warrants, net was $3.5 million for the fiscal year ended March 31, 2014 due to the increase in the Company's share price during the period from June 2013 to the date of the net settlement of the hedge and warrants in August 2013. See "Liquidity and Capital Resources" for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

Provision for income taxes

Income tax expense was $6.6 million for the fiscal year ended March 31, 2015, as compared to $14.5 million for the fiscal year ended March 31, 2014. The decrease in income tax expense is primarily attributable to a decrease in net income. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax losses and tax credit carryforwards and due to the mix of earnings in our foreign entities, which are taxed at a rate other than the U.S. statutory rate of 35%. Our valuation allowances increased by $92.7 million during the fiscal year ended March 31, 2015 and decreased by $92.1 million during the fiscal year ended March 31, 2014 due to changes in net operating loss and tax credit carryforwards.

As of March 31, 2015, we had gross unrecognized tax benefits, including interest and penalties, of $42.7 million, of which $29.2 million would affect our effective tax rate if realized. For the fiscal year ended

March 31, 2015, gross unrecognized tax benefits increased by $17.8 million, which primarily relates to an increase in uncertain tax position for certain tax credits in domestic jurisdictions.

We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2011 and state income tax returns for periods prior to the fiscal year ended October 31, 2010. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed their audit through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended March 31, 2011 through March 31, 2013. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2015, our net loss was $279.5 million, as compared to net income of $361.6 million in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2015 was $3.48, as compared to basic earnings per share of $3.79 and diluted earnings per share of $3.20 for the fiscal year ended March 31, 2014. Basic and diluted weighted average shares outstanding were lower compared to the prior fiscal year primarily due to the repurchase of 16.2 million shares during the fiscal year ended March 31, 2014 and due to Convertible Notes shares being anti-dilutive in the current period, partially offset by vesting of restricted stock awards. See Note 1 to our consolidated financial statements for additional information regarding earnings (loss) per share.

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

Net revenue increased $1,136.1 million for the fiscal year ended March 31, 2014 as compared to the prior year. This increase was primarily due to an increase of approximately $1,481.5 million in sales from our Grand Theft Auto franchise, primarily related to the releases of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360, and higher sales of $139.5 million mainly driven by the October 2013 release of WWE 2K14 and higher sales of our NBA 2K franchise. These increases were partially offset by a $446.0 million decrease in net sales, as the prior year benefitted from the releases of Borderlands 2, Max Payne 3, BioShock Infinite, XCOM: Enemy Unknown and Spec Ops: The Line.

Net revenue on consoles increased to 91.4% of our total net revenue for the fiscal year ended March 31, 2014 as compared to 80.4% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on Microsoft's Xbox 360 and Sony's PS3 console gaming systems. PC and other sales decreased to $192.4 million or 8.2% of our total net revenue for the fiscal year ended March 31, 2014 as compared to $216.3 million or 17.8% for the prior year. The decrease was primarily due to the prior year PC release of Borderlands 2. Handheld sales decreased to $9.7 million or 0.4% of our total net revenue for the fiscal year ended March 31, 2014 as compared to $22.2 million, or 1.8% for the prior year primarily due to the prior year releases of various Nick Jr. titles.

Net revenue from physical retail and other channels increased to 84.2% of our total net revenue for the fiscal year ended March 31, 2014 as compared to 78.9% for the same period in the prior year, primarily due to the current year release of Grand Theft Auto V on Microsoft's Xbox 360 and Sony's PS3 console gaming systems. Net revenue from digital online channels of $372.0 million for the fiscal year ended March 31, 2014 increased $115.8 million, or 45.2%, as compared to the same period in the prior year. The increase was mainly driven by digital offerings from our Grand Theft Auto and NBA 2K franchises as well as Bioshock Infinite.

Gross profit as a percentage of net revenue was 39.8% for the fiscal year ended March 31, 2014, a decrease of 1.3 percentage points as compared to the prior year, primarily due to higher internal royalties mainly due to higher income generated from our Grand Theft Auto franchise, partially offset by (i) lower product costs in the current year as a percentage of net revenue as a result of a greater share of net revenue in the current year being generated from a product mix with higher average selling price points and (ii) lower software development costs and royalties as a percentage of net revenue for the fiscal year ended March 31, 2014, primarily due to the prior year release of Borderlands 2, which was externally developed.

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

Selling and marketing

Selling and marketing expenses decreased $16.3 million for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to a decrease in advertising expenses of $31.5 million. In the prior year, advertising expenses had increased due to the releases of Borderlands 2 in September 2012, Max Payne 3 in May 2012 and BioShock Infinite in March 2013, as compared to expenses incurred for the September 2013 release of Grand Theft Auto V. This net decrease was partially offset by a $14.0 million increase primarily due to higher personnel costs related to stock-based compensation expense and headcount, and higher third-party commissions.

General and administrative

General and administrative expenses increased $14.1 million for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to an increase of $12.1 million in personnel costs primarily due to higher headcount and higher severance costs related to current year restructuring activities, $11.2 million of higher stock-based compensation expense primarily for previously granted stock-based awards to ZelnickMedia and $5.3 million of higher legal fees and IT-related costs, which were partially offset by the absence of a $15.0 million contractual provision that was triggered in June 2012.

General and administrative expenses for the fiscal years ended March 31, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $16.4 million and $15.9 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $27.1 million for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to an increase of $20.9 million in personnel costs due mainly to higher stock-based compensation related to the current year issuance of restricted stock awards to certain employees and lower capitalization rates at our development studios due mainly to resources being transitioned to new projects following the September 2013 release of Grand Theft Auto V and an increase of $6.6 million in production expenses primarily due to work on titles that have not reached technological feasibility.

Depreciation and amortization

Depreciation and amortization expenses increased $2.7 million for the fiscal year ended March 31, 2014, as compared to the prior year primarily due to higher purchases of fixed assets during recent years.

Interest and other, net

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest expense, net	$(33,961)	(1.4)%	$(30,763)	(2.5)%	$(3,198)	10.4%
Foreign currency exchange gain (loss)	209	0.0%	(778)	(0.1)%	987	(126.9)%
Other	199	0.0%	190	0.0%	9	4.7%

Interest and other, net	$(33,553)	(1.4)%	$(31,351)	(2.6)%	$(2,202)	7.0%

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

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.0 million for the fiscal year ended March 31, 2014 due to the conversion and redemption of our 4.375% Convertible Notes. See "Liquidity and Capital Resources" for additional information regarding loss on extinguishment of debt.

Gain on convertible note hedge and warrants, net

Gain on convertible note hedge and warrants, net was $3.5 million for the fiscal year ended March 31, 2014 due to the increase in the Company's share price during the period from June 2013 to the date of the net settlement of the hedge and warrants in August 2013. See "Liquidity and Capital Resources" for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

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

As of March 31, 2014, we had gross unrecognized tax benefits, including interest and penalties, of $24.9 million, of which $24.9 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2014, gross unrecognized tax benefits increased by $3.2 million. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to our fiscal year ended October 31, 2007. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed their audit through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from the fiscal years ended October 31, 2007 through October 31, 2010. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

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

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2014, our net income was $361.6 million, as compared to a net loss of $29.5 million in the prior year. Earnings per share for the fiscal year ended March 31, 2014 were $3.79 for basic and $3.20 for diluted earnings per share as compared to a loss per share of $0.34 for basic and diluted earnings for the fiscal year ended March 31, 2013. Basic and diluted weighted average shares outstanding were lower compared to the prior year period primarily due to the repurchase of shares during the fiscal year ended March 31, 2014 partially offset by the vesting of restricted stock awards over the last twelve months and the issuance of shares upon the conversion of the 4.375% Convertible Notes. See Note 1 to our consolidated financial statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

During the fiscal year ended March 31, 2015, the Company purchased $187.6 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

In August 2014, we entered into a Third Amendment to our Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at March 31, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.76% at March 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2015 and 2014.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

As of March 31, 2015, there was $98.3 million available to borrow under the Credit Agreement. At March 31, 2015, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of March 31, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2015. Accordingly, as of April 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through June 30, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 64.6%, 39.4% and 52.5% of net revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015 and 2014, five customers accounted for 63.9% and 68.3% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 54.5% and 59.8% of such balances at March 31, 2015 and 2014, respectively. We had three customers who accounted for approximately 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2015 and 2014. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

As of March 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $291.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. The Company did not repurchase any shares during fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2014, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73.3 million, including commissions of approximately $0.04 million, as part of the program. As of March 31, 2015, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization. On May 13, 2015, our Board of Directors approved an increase to the share repurchase authorization, increasing the total number of shares that the Company is permitted to repurchase to up to 10,000,000 shares of our common stock.

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2015	2014	2013
Net cash provided by operating activities	$212,814	$700,262	$(4,567)
Net cash used in investing activities	(220,141)	(30,813)	(16,820)
Net cash provided by (used in) financing activities	928	(133,684)	—
Effects of foreign currency exchange rates on cash and cash equivalents	(17,881)	(2,867)	3,610

Net (decrease) increase in cash and cash equivalents	$(24,280)	$532,898	$(17,777)

At March 31, 2015 we had $911.1 million of cash and cash equivalents, compared to $935.4 million at March 31, 2014. The decrease in cash and cash equivalents from March 31, 2014 was primarily due to cash being used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to purchases of short-term investments and purchases of fixed assets and was partially offset by the proceeds received from the sale of our long-term investment. Net cash provided by operations was primarily due to cash generated from the sale of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One platforms, the sale of Evolve and the sale virtual currency partially offset by investments in software development and licenses.

Contractual Obligations and Commitments

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

  •
  Software Development and Licensing:  We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through September 2019. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.

  •
  Marketing:  We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through September 2019.

  •
  Operating Leases:  Our offices are occupied under non-cancelable operating leases expiring at various times through June 2024. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through fiscal year 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term.

  •
  Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2019.

A summary of annual minimum contractual obligations and commitments as of March 31, 2015 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2016	$81,612	$24,591	$19,558	$21,556	$7,250	$—	$154,567
2017	62,320	5,675	17,007	12,207	7,250	250,000	354,459
2018	48,011	4,717	15,255	5,543	2,875	—	76,401
2019	27,204	43,423	15,452	1,593	1,438	287,500	376,610
2020	8,200	9,500	11,092	—	—	—	28,792
Thereafter	—	—	36,727	—	—	—	36,727

Total	$227,347	$87,906	$115,091	$40,899	$18,813	$537,500	$1,027,556

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

Income Taxes.    At March 31, 2015, the Company had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $29.2 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2015, 2014 and 2013, approximately 42.5%, 53.5% and 41.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at March 31, 2015), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 1.76% at March 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 10 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2015 and 2014, our foreign currency translation adjustment was approximately $32.7 million loss and $6.4 million gain, respectively. We recognized a foreign currency exchange transaction loss of $2.1 million for the fiscal year ended March 31, 2015, a foreign currency gain of $0.2 million for the fiscal year ended March 31, 2014, and a foreign currency exchange transaction loss for the fiscal year ended March 31, 2013 of $0.8 million, in interest and other, net in our Consolidated Statements of Operations.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2015 we did not have cash flow hedging contracts outstanding and at March 31, 2014, we had $0.9 million, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which had maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2015, we had $4.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2015, 2014 and 2013, we recorded a gain of $18.5 million, a loss of $18.4 million and a gain of $2.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2015 the fair value of these outstanding forward contracts was a loss of $0.6 million and as of March 31, 2014 was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2015, 42.5% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.3%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.3%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2015. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2015). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

(i)
Financial Statements. See Index to Financial Statements on page 65 of this Report.

(ii)
Financial Statement Schedule. See Note 17 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	8/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 24, 2008	8-K	3/26/2008	3.2
3.4	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
3.5	Amendment to Amended and Restated Bylaws of the Company	8-K	11/18/2010	3(ii)
3.6	Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of December 2, 2014.	8-K	12/5/2014	3.1
4.1	Indenture, dated as of November 16, 2011, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.75% Convertible Notes	8-K	11/18/2011	4.1
4.2	Form of 1.75% Convertible Note (included in Exhibit 4.1)	8-K	11/18/2011	4.1
4.3	Indenture, dated as of June 18, 2013, by and between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.4	Supplemental Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.2
4.5	Form of Global Note (included in Exhibit 4.4)	8-K	6/18/2013	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	14A	7/29/2013	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.3
10.9	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.5
10.11	Employment Agreement, dated June 4, 2010, between the Company and Seth Krauss+	10-Q	6/9/2010	10.2
10.12	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Seth Krauss+	8-K	10/25/2010	10.2
10.13	Second Amendment to Employment Agreement, dated September 14, 2012, between the Company and Seth Krauss+	10-Q	10/31/2012	10.3
10.14	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.15	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.16	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.17	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.18	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.19	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.20	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.21	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
10.22	Amendment to Non-Qualified Stock Option Agreement with ZelnickMedia Corporation, dated as of November 18, 2013+	8-K	11/18/2013	10.1
10.23	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation.+	8-K	3/10/2014	10.1
10.24	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.25	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.26	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.27	First Amendment to Second Amended and Restated Credit Agreement, dated June 12, 2013	10-K	5/14/2014	10.27
10.28	Second Amendment to Second Amended and Restated Credit Agreement, dated April 28, 2014	10-K	5/14/2014	10.28
10.29	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.30	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.31	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.32	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.33	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP.*	10-Q	2/4/2014	10.2
10.34	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.35	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*	10-Q	11/8/2011	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.36	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*	10-Q	11/8/2011	10.1
10.37	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.38	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.39	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.40	Purchase Agreement, dated November 26, 2013, by and among the Company and the Icahn Group.	8-K	11/27/2014	10.1
10.41	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.43	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 23, 2014	14A	7/28/2014	Annex A
10.44	Third Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2014, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, llc, as arranger and administrative agent	8-K	8/21/2014	10.1
10.45	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson	10-Q	2/6/2015	10.1
10.46	Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014	10-Q	2/6/2015	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.47	Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014	10-Q	2/6/2015	10.1
10.48	Second Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015	S-3ASR	5/20/2015	10.5
10.49	Second Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015	S-3ASR	5/20/2015	10.6
10.50	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation	S-3ASR	5/20/2015	10.2
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2015

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 21, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2015 of Take-Two Interactive Software, Inc. and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 21, 2015

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$911,120	$935,400
Short-term investments	186,929	—
Restricted cash	169,678	193,839
Accounts receivable, net of allowances of $70,471 and $75,518 at March 31, 2015 and 2014, respectively	217,860	53,143
Inventory	20,051	29,780
Software development costs and licenses	163,385	116,203
Deferred cost of goods sold	56,779	5,002
Prepaid expenses and other	55,506	66,073

Total current assets	1,781,308	1,399,440

Fixed assets, net	69,792	42,572
Software development costs and licenses, net of current portion	124,329	109,506
Deferred cost of goods sold, net of current portion	19,869	858
Goodwill	217,288	226,705
Other intangibles, net	4,769	5,113
Other assets	13,745	15,436

Total assets	$2,231,100	$1,799,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,789	$16,452
Accrued expenses and other current liabilities	444,738	397,173
Deferred revenue	482,733	61,195

Total current liabilities	966,260	474,820

Long-term debt	476,057	454,031
Non-current deferred revenue	164,618	18,128
Other long-term liabilities	61,077	50,845

Total liabilities	1,668,012	997,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,594 and 105,156 shares issued and 88,356 and 88,918 outstanding at March 31, 2015 and 2014, respectively	1,046	1,052
Additional paid-in capital	1,028,197	954,699
Treasury stock, at cost (16,238 common shares at March 31, 2015 and 2014)	(276,836)	(276,836)
(Accumulated deficit) Retained earnings	(158,695)	120,775
Accumulated other comprehensive (loss) income	(30,624)	2,116

Total stockholders' equity	563,088	801,806

Total liabilities and stockholders' equity	$2,231,100	$1,799,630

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2015	2014	2013
Net revenue	$1,082,938	$2,350,568	$1,214,483
Cost of goods sold	794,867	1,414,327	715,837

Gross profit	288,071	936,241	498,646
Selling and marketing	235,341	240,996	257,329
General and administrative	175,093	161,374	147,260
Research and development	115,043	105,256	78,184
Depreciation and amortization	21,057	13,359	10,634

Total operating expenses	546,534	520,985	493,407

Income (loss) from operations	(258,463)	415,256	5,239
Interest and other, net	(31,893)	(33,553)	(31,351)
Gain on long-term investments, net	17,476	—	—
Loss on extinguishment of debt	—	(9,014)	—
Gain on convertible note hedge and warrants, net	—	3,461	—

Income (loss) from continuing operations before income taxes	(272,880)	376,150	(26,112)

Provision for income taxes	6,590	14,459	5,050

Income (loss) from continuing operations	(279,470)	361,691	(31,162)
Income (loss) from discontinued operations, net of taxes	—	(86)	1,671

Net income (loss)	$(279,470)	$361,605	$(29,491)

Earnings (loss) per share:
Continuing operations	$(3.48)	$3.79	$(0.36)
Discontinued operations	—	—	0.02

Basic earnings (loss) per share	$(3.48)	$3.79	$(0.34)

Continuing operations	$(3.48)	$3.20	$(0.36)
Discontinued operations	—	—	0.02

Diluted earnings (loss) per share	$(3.48)	$3.20	$(0.34)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended March 31,
	2015	2014	2013
Net income (loss)	$(279,470)	$361,605	$(29,491)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(32,747)	6,447	(11,590)
Change in unrealized gains on cash flow hedges, net of taxes	32	241	285
Unrealized gains and (losses) on available-for-sale securities, net of taxes	(25)	—	—

Other comprehensive (loss) income	(32,740)	6,688	(11,305)

Comprehensive income (loss)	$(312,210)	$368,293	$(40,796)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(279,470)	$361,605	$(29,491)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	133,453	265,533	230,748
Depreciation and amortization	21,057	13,359	10,634
Loss (income) from discontinued operations	—	86	(1,671)
Amortization and impairment of intellectual property	344	3,558	7,000
Stock-based compensation	65,246	78,118	35,765
Deferred income taxes	2,279	(19,036)	(841)
Amortization of discount on Convertible Notes	22,026	22,801	18,862
Amortization of debt issuance costs	1,663	1,947	2,021
Gain on long-term investments, net	(17,476)	—	—
Loss on extinguishment of debt	—	9,014	—
Gain on convertible note hedge and warrants, net	—	(3,461)	—
Other, net	2,068	(208)	778
Changes in assets and liabilities, net of effect from purchases of businesses:
Restricted cash	24,161	(186,350)	8,975
Accounts receivable	(164,717)	136,453	(144,561)
Inventory	9,729	438	(7,741)
Software development costs and licenses	(188,772)	(192,357)	(216,893)
Prepaid expenses, other current and other non-current assets	5,398	(18,424)	(14,669)
Deferred revenue	568,028	34,276	13,055
Deferred cost of goods sold	(70,788)	—	—
Accounts payable, accrued expenses and other liabilities	78,585	194,228	83,734
Net cash used in discontinued operations	—	(1,318)	(272)

Net cash provided by operating activities	212,814	700,262	(4,567)

Investing activities:
Purchase of fixed assets	(49,501)	(29,813)	(16,820)
Purchases of short-term investments	(187,616)	—	—
Purchase of long-term investments	(5,000)	—	—
Cash received from sale of long-term investment	21,976	—	—
Payments in connection with business combinations, net of cash acquired	—	(1,000)	—

Net cash used in investing activities	(220,141)	(30,813)	(16,820)

Financing activities:
Excess tax benefit from stock-based compensation	928	—	—
Repurchase of common stock	—	(276,836)	—
Proceeds from issuance of 1.00% Convertible Notes	—	283,188	—
Payment for extinguishment of 4.375% Convertible Notes	—	(165,999)	—
Proceeds from termination of convertible note hedge transactions	—	84,429	—
Payment for termination of convertible note warrant transactions	—	(55,651)	—
Payment of debt issuance costs for the issuance of 1.00% Covertible Notes	—	(2,815)	—

Net cash provided by (used in) financing activities	928	(133,684)	—

Effects of foreign currency exchange rates on cash and cash equivalents	(17,881)	(2,867)	3,610

Net (decrease) increase in cash and cash equivalents	(24,280)	532,898	(17,777)
Cash and cash equivalents, beginning of year	935,400	402,502	420,279

Cash and cash equivalents, end of period	$911,120	$935,400	$402,502

Supplemental data:
Interest paid	$7,657	$9,095	$11,230
Income taxes paid	$9,749	$10,025	$4,702

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock		(Accumulated Deficit) Retained Earnings
			Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2012	90,215	$902	$799,431	—	$—	$(211,339)	$6,733	$595,727

Net loss						(29,491)		(29,491)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(11,590)	(11,590)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	285	285
Stock-based compensation	—	—	32,664	—	—	—	—	32,664
Issuance of restricted stock, net of forfeitures and cancellations	3,497	35	(35)	—	—	—	—	—
Issuance of common stock in connection with acquisition	31	—	400	—	—	—	—	400

Balance, March 31, 2013	93,743	937	832,460	—	—	(240,830)	(4,572)	587,995

Net income						361,605		361,605
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6,447	6,447
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	241	241
Exercise of stock options	557	6	(6)	—	—	—	—	—
Stock-based compensation	—	—	80,285	—	—	—	—	80,285
Tax benefit associated with stock awards	—	—	7,416	—	—	—	—	7,416
Issuance of 1.00% Convertible Notes	—	—	35,784	—	—	—	—	35,784
Extinguishment of 4.375% Convertible Notes	3,217	32	(26,480)	—	—	—	—	(26,448)
Termination of convertible note hedge transactions	—	—	67,170	—	—	—	—	67,170
Termination of convertible note warrant transactions	—	—	(41,853)	—	—	—	—	(41,853)
Issuance of restricted stock, net of forfeitures and cancellations	7,639	77	(77)	—	—	—	—	—
Repurchased common stock	—	—	—	(16,238)	(276,836)	—	—	(276,836)

Balance, March 31, 2014	105,156	1,052	954,699	(16,238)	(276,836)	120,775	2,116	801,806

Net loss						(279,470)		(279,470)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(32,747)	(32,747)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	32	32
Unrealized gains and (losses) on available-for-sale securities, net of taxes	—	—	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	72,579	—	—	—	—	72,579
Tax benefit associated with stock awards	—	—	928	—	—	—	—	928
Issuance of restricted stock, net of forfeitures and cancellations	(570)	(6)	(108)	—	—	—	—	(114)
Issuance of common stock in connection with acquisition	8	—	99	—	—	—	—	99

Balance, March 31, 2015	104,594	$1,046	$1,028,197	(16,238)	$(276,836)	$(158,695)	$(30,624)	$563,088

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to the recoverability of software development costs and prepaid royalties, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue and related cost of goods sold, fair value estimates, the valuation of stock-based compensation and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates. The Company considers transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

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

As of March 31, 2015, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and the Company's 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $352,250 and $377,804, respectively. The fair value was determined using observable market data for the

Convertible Notes and its embedded option feature. See Note 10 for additional information regarding our Convertible Notes.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of currency exchange rate movements.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. We did not have any cash flow hedges outstanding at March 31, 2015 and at March 31, 2014, we had $890 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which had maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2015, we had $4,097 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72,488 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68,520, of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2015, 2014 and 2013, we recorded a gain of $18,548, a loss of $18,425 and a gain of $2,163, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2015 the fair value of these outstanding forward contracts was a loss of $587 and as of March 31, 2014 was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 64.6%, 39.4% and 52.5% of net revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. One customer accounted for 21.0%, 18.4% and 23.8% of net revenue during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Three additional customers individually accounted for 13.3%, 11.7% and 10.4% of net revenue during the fiscal year ended March 31, 2015. As of March 31, 2015 and 2014, five customers accounted for 63.9% and 68.3% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 54.5% and 59.8% of such balances at March 31, 2015 and 2014, respectively. We had three customers who accounted for approximately 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2015 and 2014. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.

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

Short-term investments are evaluated for impairment quarterly. The Company considers various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concludes that an investment is other-than-temporarily impaired, it recognizes an impairment charge at that time in the Consolidated Statements of Operations. In determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Sale of Long-Term Investment

The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. During the fiscal year ended March 31, 2015, the Company recognized a pretax gain of approximately $18,976 in connection with the sale of Twitch. The pretax gain is presented within "Gain on long-term investments, net" in our Consolidated Statements of Operations.

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

We have established profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as a component of cost of goods sold in the period earned.

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

We test our goodwill for impairment annually, at the beginning of August, or more frequently, if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit which is our operating segment. In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the carrying value before performing the two-step impairment test. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. If the two-step impairment test is utilized to test goodwill for impairment, step one compares the fair value of the reporting unit to its carrying value. In performing the quantitative assessment in step-one, we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. If the carrying value of the reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2015, 2014 or 2013.

Long-lived Assets

We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2015 no indicators of impairment exist.

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

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, additional add-on content, maintenance or support. When all other revenue recognition criteria are met, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") of fair value and allocate the total price among the various elements. When we have not established VSOE for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In identifying the deliverables within an arrangement we consider whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort, the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes a more than inconsequential deliverable is subjective and requires management's judgment.

When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable, we recognize revenue when the four primary criteria described above have been met. When software products provide online functionality that represents a more-than-inconsequential deliverable, we recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met) as we have not established VSOE for that deliverable.

During the fiscal year ended March 31, 2015, the Company concluded that the updates being provided with Grand Theft Auto V were no longer considered an inconsequential deliverable because add-on content updates were expected to be provided beyond twelve months. As a result, the net revenue and cost of goods sold that have been deferred will be recognized ratably over the expected service period which, for Grand Theft Auto V, which we have projected to be 24 months from the time of release.

Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2015, 2014 and 2013 amounted to $132,990, $153,732 and $185,162, respectively, and are included in "Selling and marketing expense" in the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Computation of Basic EPS:
Net income (loss)	$(279,470)	$361,605	$(29,491)
Less: net income allocated to participating securities	—	(41,065)	—

Net income (loss) for basic EPS calculation	$(279,470)	$320,540	$(29,491)

Total weighted average shares outstanding—basic	80,367	95,347	85,581
Less: weighted average participating shares outstanding	—	(10,828)	—

Weighted average common shares outstanding—basic	80,367	84,519	85,581

Basic EPS	$(3.48)	$3.79	$(0.34)

Computation of Diluted EPS:
Net income (loss)	$(279,470)	$361,605	$(29,491)
Less: net income allocated to participating securities	—	(31,397)	—
Add: interest expense, net of tax, on Convertible Notes	—	33,718	—

Net income (loss) for diluted EPS calculation	$(279,470)	$363,926	$(29,491)

Weighted average shares outstanding—basic	80,367	84,519	85,581
Add: dilutive effect of common stock equivalents	—	29,363	—

Weighted average common shares outstanding—diluted	$80,367	$113,882	$85,581

Diluted EPS	$(3.48)	$3.20	$(0.34)

The Company incurred a net loss for the fiscal years ended March 31, 2015 and 2013; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the fiscal year ended March 31, 2015 and 2013 we had 6,061,000 and 7,357,000, respectively, of unvested share-based awards that are considered participating securities which are excluded due to the net loss for those periods.

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

In connection with the issuance of our 4.375% Convertible Notes in June 2009 (the "4.375% Convertible Notes"), the Company purchased convertible note hedges (see Note 10) which were excluded from the calculation of diluted EPS because their effect is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 10). On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (see Note 10).

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 for the fiscal year ended March 31, 2013 due to the net loss for those periods.

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia Corporation ("ZelnickMedia").

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

The Company also grants performance-based restricted awards to non-employees ZelnickMedia. These awards, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest over a specified period based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP". For these types of awards the Company does not record an expense until a performance target(s) have been achieved.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of accumulated other comprehensive income (loss) include foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the net of tax amounts for unrealized gains (losses) on derivative instruments designated as cash flow hedges and available for sale securities.

Discontinued operations

The financial results of our former distribution business, which was sold in February 2010, have been classified as Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the fiscal years ended March 31, 2014 and 2013. The fiscal year ended March 31, 2013 includes an adjustment to decrease the gain on the sale of the business by $1,316.

Recently Issued Accounting Pronouncements

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to annual and interim years beginning after December 15, 2017. The proposal permits early adoption, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on our Consolidated Financial Statements.

Requirements for Reporting Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (April 1, 2015 for the Company). Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements became effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and are applied prospectively. The adoption of this guidance had no material effect on our Consolidated Financial Statements.

2.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement, which was renewed in May 2011 (as amended, the "2011 Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. By comparison, the 2011 Management Agreement provided for an annual management fee of $2,500, subject to annual increases over the term of the agreement, and a maximum annual bonus opportunity of $3,500, subject to annual increases over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $7,737, $6,365 and $6,180 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Pursuant to the 2011 Management Agreement and the 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 13 for a discussion of such awards.

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

	March 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$544,334	$544,334	$—	$—	Cash and cash equivalents
Bank-time deposits	79,852	79,852	—	—	Cash and cash equivalents
Corporate bonds	99,429	—	99,429	—	Short-term investments
Bank-time deposits	87,500	87,500		—	Short-term investments

4.     SHORT-TERM INVESTMENTS

Our short-term investments consisted of the following as of March 31, 2015:

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank-time deposits	$87,500	$—	$—	$87,500
Available-for-sale securities:
Corporate bonds	99,454	39	(64)	99,429

Total short-term investments	$186,954	$39	$(64)	$186,929

Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

The following table summarizes the contracted maturities of our short-term investments at March 31, 2015:

	March 31, 2015
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$125,115	$125,111
Due in 1-2 years	61,839	61,818

Total short-term investments	$186,954	$186,929

5.     INVENTORY

Inventory balances by category are as follows:

	March 31,
	2015	2014
Finished products	$17,229	$28,418
Parts and supplies	2,822	1,362

Inventory	$20,051	$29,780

Estimated product returns included in inventory at March 31, 2015 and 2014 were $921 and $578, respectively.

6.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2015		2014
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$54,225	$116,026	$53,041	$60,196
Software development costs, externally developed	102,713	8,303	51,643	49,310
Licenses	6,447	—	11,519	—

Software development costs and licenses	$163,385	$124,329	$116,203	$109,506

Software development costs and licenses as of March 31, 2015 and 2014 included $211,248 and $211,302, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Amortization of software development costs and licenses	$119,488	$236,759	$231,423
Impariment of software development costs and licenses	23,947	52,863	9,385
Less: Portion representing stock-based compensation	(9,982)	(24,089)	(10,060)

Amortization and impairment, net of stock-based compensation	$133,453	$265,533	$230,748

7.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
	2015	2014
Computer equipment	$73,675	$55,751
Computer software	59,575	38,111
Leasehold improvements	35,535	33,968
Office equipment	7,002	5,672
Furniture and fixtures	7,073	5,865

	182,860	139,367
Less: accumulated depreciation	113,068	96,795

Fixed assets, net	$69,792	$42,572

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2015, 2014 and 2013 was $21,057, $13,203 and $10,200, respectively.

8.     GOODWILL AND INTANGIBLE ASSETS, NET

The change in our goodwill balance is as follows:

Total
Balance at March 31, 2013	$225,992

Additions and adjustments	—
Currency translation adjustment	713

Balance at March 31, 2014	$226,705

Additions and adjustments	—
Currency translation adjustment	(9,417)

Balance at March 31, 2015	$217,288

The following table sets forth the components of the intangible assets subject to amortization:

		March 31,
		2015			2014
	Estimated useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	2-6	$26,859	$(22,090)	$4,769	$26,949	$(21,836)	$5,113
Trademarks	7-10	13,782	(13,782)	—	13,839	(13,839)	—
Technology	3	3,200	(3,200)	—	3,200	(3,200)	—
Non-compete	5-10	5,240	(5,240)	—	5,249	(5,249)	—

		$49,081	$(44,312)	$4,769	$49,237	$(44,124)	$5,113

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Cost of goods sold	$344	$3,558	$7,000
Depreciation and amortization	—	156	434

Total amortization of intangible assets	$344	$3,714	$7,434

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

2016	$160
2017	4,036
2018	548
2019	25
2020	—
Thereafter	—

Total	$4,769

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31,
	2015	2014
Software development royalties	$307,953	$258,129
Compensation and benefits	47,763	44,255
Licenses	23,974	16,917
Marketing and promotions	21,708	16,552
Sales tax liability	8,861	6,592
Income tax payable and deferred tax liability	2,482	15,362
Professional fees	8,747	8,781
Other	23,250	30,585

Accrued expenses and other current liabilities	$444,738	$397,173

10.   LONG-TERM DEBT

Credit Agreement

In August 2014, we entered into a Third Amendment to our Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at March 31, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.76% at March 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2015 and 2014.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

Information related to availability on our Credit Agreement is as follows:

	March 31, 2015	March 31, 2014
Available borrowings	$98,335	$63,630
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $518, $637 and $638, for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of March 31, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Fiscal Year Ended March 31,
	2014	2013
Cash interest expense (coupon interest expense)	$2,516	$6,038
Non-cash amortization of discount on 4.375% Convertible Notes	4,358	9,550
Amortization of debt issuance costs	284	682

Total interest expense related to 4.375% Convertible Notes	$7,158	$16,270

1.75% Convertible Notes Due 2016

On November 16, 2011, we issued $250,000 aggregate principal amount of 1.75% Convertible Notes due 2016. The issuance of the 1.75% Convertible Notes included $30,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.75% Convertible Notes prior to maturity.

The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2015. Accordingly, as of April 1, 2015, the 1.75% Convertible Notes may be converted at the holder's option through June 30, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of March 31, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

As of March 31, 2015 and 2014, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $83,373 and $37,151, respectively.

The following table provides additional information related to our 1.75% Convertible Notes:

	March 31,
	2015	2014
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	19,386	30,025

Net carrying amount of 1.75% Convertible Notes	$230,614	$219,975

Carrying amount of debt issuance costs	$1,662	$2,716

The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Fiscal Year Ended March 31,
	2015	2014	2013
Cash interest expense (coupon interest expense)	$4,375	$4,375	$4,375
Non-cash amortization of discount on 1.75% Convertible Notes	10,639	9,954	9,312
Amortization of debt issuance costs	1,054	1,105	1,158

Total interest expense related to 1.75% Convertible Notes	$16,068	$15,434	$14,845

1.00% Convertible Notes Due 2018

On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018. The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.

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

As of March 31, 2015 and 2014, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $52,671 and $5,507, respectively.

The following table provides additional information related to our 1.00% Convertible Notes:

	March 31,
	2015	2014
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	42,057	53,444

Net carrying amount of 1.00% Convertible Notes	$245,443	$234,056

Carrying amount of debt issuance costs	$1,365	$1,831

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Fiscal Year Ended March 31,
	2015	2014
Cash interest expense (coupon interest expense)	$2,875	$2,259
Non-cash amortization of discount on 1.00% Convertible Notes	11,387	8,489
Amortization of debt issuance costs	466	378

Total interest expense related to 1.00% Convertible Notes	$14,728	$11,126

11.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2015 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2016	$81,612	$24,591	$19,558	$21,556	$7,250	$—	$154,567
2017	62,320	5,675	17,007	12,207	7,250	250,000	354,459
2018	48,011	4,717	15,255	5,543	2,875	—	76,401
2019	27,204	43,423	15,452	1,593	1,438	287,500	376,610
2020	8,200	9,500	11,092	—	—	—	28,792
Thereafter	—	—	36,727	—	—	—	36,727

Total	$227,347	$87,906	$115,091	$40,899	$18,813	$537,500	$1,027,556

Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through September 2019. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.

Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Licensing and marketing commitments expire at various times through September 2019 and primarily reflect our agreements with major sports leagues and players' associations.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through June 2024. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through fiscal year 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $18,120, $15,574 and $15,107 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2019.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. Our acquisition of 2K Czech a.s., formerly known as Illusion Softworks, a.s, in December 2007, had contingent payments in cash and stock based on future product sales of up to $10,000, of which $8,601 was paid as of March 31, 2015. Under the terms of our acquisition of the assets of Rockstar New England, Inc., formerly known as Mad Doc Software LLC, in March 2008 up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales, of which $2,750 was paid as of March 31, 2015. During the year ended March 31, 2015, we paid $99 by issuing 7,616 shares of our unregistered common stock as contingent consideration for our prior year acquisitions. During the fiscal year ended March 31, 2014, we paid contingent consideration of $1,000 for our prior acquisitions. During the fiscal year ended March 31,

2013, we paid $400 by issuing 30,726 shares of our unregistered common stock as contingent consideration for our prior year acquisitions.

Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2015, 2014 and 2013 were $8,554, $7,476 and $6,089, respectively.

Income Taxes:    At March 31, 2015, the Company had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $29,153 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

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

12.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Domestic	$(126,582)	$197,992	$16,924
Foreign	(146,298)	178,158	(43,036)

Income (loss) from continuing operations before income taxes	$(272,880)	$376,150	$(26,112)

Provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2015	2014	2013
Current:
U.S. federal	$2,773	$16,340	$3,705
U.S. state and local	(1,406)	4,527	456
Foreign	2,944	12,628	1,730

Total current income taxes	4,311	33,495	5,891
Deferred:
U.S. federal	1,575	(14,216)	(1,821)
U.S. state and local	72	(3,462)	134
Foreign	632	(1,358)	846

Total deferred income taxes	2,279	(19,036)	(841)

Provision for income taxes	$6,590	$14,459	$5,050

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(12.1)%	(10.4)%	(41.5)%
Tax amortization of goodwill	(0.6)%	0.5%	(7.7)%
Foreign earnings	1.1%	1.6%	(4.0)%
State and local taxes, net of U.S. federal benefit	0.9%	0.3%	(2.3)%
Valuation allowance—domestic	(16.8)%	(19.8)%	28.4%
Valuation allowance—foreign	(5.1)%	(5.1)%	(22.2)%
Other	(4.8)%	1.7%	(5.0)%

Effective tax rate	(2.4)%	3.8%	(19.3)%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2015	2014
Deferred tax assets:
Current deferred tax assets:
Sales returns and allowances (including bad debt)	$8,670	$8,757
Inventory reserves	892	1,120
Deferred rent	4,692	3,364
Deferred revenue	5,011	15,157
Bonus	30,391	20,586
Equity compensation	21,660	17,232
Other	—	6,545

Total current deferred tax assets	71,316	72,761
Less: Valuation allowance	(35,826)	(26,689)

Net current deferred tax assets	35,490	46,072

Noncurrent deferred tax assets:
Equity compensation	—	2,552
Domestic net operating loss carryforward	70,159	3,645
Tax credit carryforward	60,278	17,368
Foreign net operating loss carryforwards	22,390	8,083
Other	10	—

Total noncurrent deferred tax assets	152,837	31,648
Less: Valuation allowance	(97,642)	(14,085)

Net noncurrent deferred tax assets	55,195	17,563

Deferred tax liabilities:
Current deferred tax liabilities:
Capitalized software and depreciation	(21,725)	(25,806)
Other	(703)	—

Total current deferred tax liabilities	(22,428)	(25,806)

Net current deferred tax asset	13,062	20,266

Noncurrent deferred tax liabilities:
Convertible debt	(21,391)	(29,222)
Intangible amortization	(4,356)	(4,408)
Capitalized software and depreciation	(47,573)	(6,983)

Total noncurrent deferred tax liabilities	(73,320)	(40,613)

Net noncurrent deferred tax liability	$(18,125)	$(23,050)

The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to indefinite lived intangibles, which cannot be used to offset deferred tax assets.

At March 31, 2015, we had domestic net operating loss carryforwards totaling $70,159 of which $1,451 will expire in 2027, $2,155 will expire in 2030 and $66,553 will expire in 2035. In addition, we had foreign net operating loss carryforwards of $22,390, of which $1,873 expire in 2019, $4,091 will expire in 2020, $14,709 will expire in 2022 and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $156,000 at March 31, 2015 and $315,700 at March 31, 2014. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2015 and March 31, 2014, we had gross unrecognized tax benefits, including interest and penalties, of $42,706 and $24,880, respectively, of which $29,153 and $24,880, respectively, would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Balance, beginning of period	$23,536	$20,400	$20,328
Additions:
Current year tax positions	8,297	5,069	73
Prior year tax positions	9,040	2,008	2,812
Reduction of prior year tax positions	(256)	(3,219)	(2,605)
Lapse of statute of limitations	(26)	(667)	(81)
Other, net	—	(55)	(127)

Balance, end of period	$40,591	$23,536	$20,400

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2015 and March 31, 2014, we recognized an increase in interest and penalties of approximately $771 and $32, respectively. For the fiscal year ended March 31, 2013, we recognized a decrease in interest and penalties of approximately $766. The gross amount of interest and penalties accrued as of March 31, 2015 and March 31, 2014 was approximately $2,115 and $1,344, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2011 and state income tax returns for periods prior to the fiscal year ended October 31, 2010. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2009. The statute relating to fiscal year October 31, 2010 has expired. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ended March 31, 2011 through March 31, 2013. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.

13.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. Under certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) we issue shares to employees on the date the restricted stock awards are granted and therefore shares granted have voting rights, participate in dividends and are considered issued and outstanding. Shares issued for any restricted stock awards that are forfeited prior to vesting are canceled and no longer outstanding. In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan was 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan. Our stockholders have further approved amendments to the 2009 Plan to increase the available shares for issuance by 20,800,000. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2015, there were approximately 3,555,000 shares available for issuance under the 2009 Plan.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award, the terms and conditions of the equity award.

The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2015	2014	2013
Cost of goods sold	$17,121	$30,124	$10,060
Selling and marketing	8,798	10,136	5,562
General and administrative	33,636	28,991	17,824
Research and development	5,691	8,867	2,319

Stock-based compensation expense	$65,246	$78,118	$35,765

Capitalized stock-based compensation expense	$17,423	$26,156	$6,964

During the fiscal years ended March 31, 2015, 2014 and 2013, we recorded $24,449, $16,807 and $8,789, respectively, of stock-based compensation expense for non-employee awards, which is included in general and administrative expenses in the table above.

We capitalize and amortize stock-based compensation awards in accordance with our software development cost accounting policy.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit awards granted to employees under our stock-based compensation plans generally vest annually over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees vest based on market conditions, primarily related to the performance of the price of our common stock.

In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012. In April 2011, pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through May 15, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. The unvested portion of the shares of restricted stock granted pursuant to the 2011 Management Agreement as of March 31, 2015 and 2014 was 1,133,000 and 1,894,750 shares, respectively. For the fiscal years ended March 31, 2015, 2014 and 2013, we recorded expenses of $18,145, $16,807 and $8,789 of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

In connection with the 2014 Management Agreement, on April 1, 2014, we granted 178,654 time-based restricted stock units to ZelnickMedia that will vest on April 1, 2016, provided that the 2014 Management Agreement has not been terminated prior to such vesting date. In addition, we granted 330,628 market-based restricted stock units that are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over the two-year period ending on April 1, 2016. To earn the target number of 165,314 market-based restricted stock units, the Company must perform at the 50th percentile, with the maximum number of 330,628 market-based restricted units if the Company performs at the 75th percentile. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted units granted to ZelnickMedia. We also granted 110,208 performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over the two-year period ending on April 1, 2016. The target number of performance-based restricted stock units that may be earned pursuant to these grants is 55,104, with a maximum number of 110,208 performance-based restricted stock units. Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. During the fiscal year ended March 31, 2015, the maximum target performance vesting condition for "New IP" and "Major IP" unit sales was achieved. As a result, the Company recorded an expense of approximately $420 in stock compensation for the fiscal year ended March 31, 2015.

The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of March 31, 2015 was 619,490. For the fiscal year ended March 31, 2015 we recorded an expense of $6,304 of stock-based compensation (a component of general and administrative expenses) related to the restricted stock units granted pursuant to the 2014 Management Agreement

We measure the fair value of our market-based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved. The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2015, 2014 and 2013 was $36.56, $15.73 and $9.36 per share, respectively.

Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia. For the fiscal years ended March 31, 2015, 2014 and 2013, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended March 31, 2012 was $24.21, $11.83 and $7.65 per share, respectively. The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended March 31,
	2015		2014		2013
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.4%	0.1%	0.6%	0.2%	0.6%	0.3%
Expected stock price volatility	31.9%	33.7%	39.1%	36.5%	49.3%	40.0%
Expected service period (years)	2.0	3.7	2.0	3.4	2.8	3.3
Dividends	None	None	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awards to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2014	11,155	$11.38
Granted	2,090	26.09
Vested	(3,576)	14.38
Forfeited	(674)	11.88

Non-vested restricted stock at March 31, 2015	8,995	$17.52

As of March 31, 2015, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock and restricted stock unit awards was approximately $107,014 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

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

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

	Fiscal Year Ended March 31,
	2015		2014		2013
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	2,009	$14.74	2,164	$15.16
Exercised(1)	—	—	(2,009)	14.74	—	—
Forfeited	—	—	—	—	(155)	20.59

Outstanding at end of period	—	$—	—	$—	2,009	$14.74

Exercisable at period-end	—	$—	—	$—	2,009	$14.74
Remaining weighted average contractual life of options exercisable (years)		—		4.4		5.0
Aggregate intrinsic value		$—		$2,833		$1,296

(1)
Includes options that were exercised through net share settlement. As a result, only 557 shares were issued with no corresponding option cost in fiscal year ended March 31, 2014.

Valuation Assumptions

Generally, our assumptions are based on historical information and judgment is required to determine if historical trends could be indicators of future outcomes. For the fiscal years ended March 31, 2015, 2014 and 2013, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore are reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may have changed based on new facts and circumstances.

Share Repurchase Program

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. The Company did not repurchase any shares of its common stock during the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2014, the Company repurchased approximately 4,217,000 shares of its common stock in the open market for approximately $73,325, including commissions of $42, as part of the program. As of March 31, 2015, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization. On May 13, 2015, our Board of Directors approved an increase to the share repurchase authorization, increasing the total number of shares that the Company is permitted to repurchase to up to 10,000,000 shares of our common stock.

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

All of the repurchased shares are classified as treasury stock in our Consolidated Balance Sheets.

14.   SEGMENT AND GEOGRAPHIC INFORMATION

We have one reportable segment which is our operating segment where we are a publisher of interactive software games designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which represent a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2015	2014	2013
United States	$623,080	$1,093,918	$710,488
Europe	322,645	903,610	328,003
Asia Pacific	69,923	178,816	88,427
Canada and Latin America	67,290	174,224	87,565

Total net revenue	$1,082,938	$2,350,568	$1,214,483

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2015	2014	2013
Console	$881,516	$2,148,494	$975,994
PC and other	201,422	202,074	238,489

Total net revenue	$1,082,938	$2,350,568	$1,214,483

Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2015	2014	2013
Physical retail and other	$627,639	$1,978,598	$958,355
Digital online	455,299	371,970	256,128

Total net revenue	$1,082,938	$2,350,568	$1,214,483

15.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2015	2014	2013
Interest expense, net	$(29,901)	$(33,961)	$(30,763)
Foreign currency exchange gain (loss)	(2,068)	209	(778)
Other	76	199	190

Interest and other, net	$(31,893)	$(33,553)	$(31,351)

16.   OTHER COMPREHENSIVE INCOME

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2013	$(4,916)	$344	$—	$(4,572)
Other comprehensive income before reclassifications	6,447	241		6,688
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive (loss) income before reclassifications	(32,747)	32	(25)	(32,740)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)

17.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2015
Valuation allowance for deferred income taxes	$40,774	$92,694	$—	$—	$133,468

Sales returns, price protection and other allowances	$74,078	$50,114	$(57,982)	$3,095	$69,305
Allowance for doubtful accounts	1,440	—	(274)	—	1,166

Total accounts receivable allowances	$75,518	$50,114	$(58,256)	$3,095	$70,471

Fiscal Year Ended March 31, 2014
Valuation allowance for deferred income taxes	$132,912	$—	$(92,138)	$—	$40,774

Sales returns, price protection and other allowances	$62,880	$138,050	$(127,458)	$606	$74,078
Allowance for doubtful accounts	1,201	736	(497)	—	1,440

Total accounts receivable allowances	$64,081	$138,786	$(127,955)	$606	$75,518

Fiscal Year Ended March 31, 2013
Valuation allowance for deferred income taxes	$134,168	$—	$(1,256)	$—	$132,912

Sales returns, price protection and other allowances	$50,290	$109,107	$(95,901)	$(616)	$62,880
Allowance for doubtful accounts	712	487	—	2	1,201

Total accounts receivable allowances	$51,002	$109,594	$(95,901)	$(614)	$64,081

(1)
Includes price concessions of $16,669, $65,996 and $66,207; returns of $9,043, $23,299 and $14,976; and other sales allowances including rebates, discounts and cooperative advertising of $24,402, $48,755 and $27,924 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2015:

	Quarter
Fiscal Year Ended March 31, 2015	First	Second	Third	Fourth
Net revenue	$125,425	$126,277	$531,147	$300,089
Software development costs and royalties	20,306	16,343	108,214	86,752
Product costs	18,592	18,761	102,068	39,389
Licenses	6,960	4,499	53,632	12,634
Internal royalties	8,298	12,413	14,099	271,907

Cost of goods sold	54,156	52,016	278,013	410,682

Gross profit (loss)	71,269	74,261	253,134	(110,593)

Selling and marketing	36,846	49,136	96,892	52,467
General and administrative	39,352	43,975	53,564	38,202
Research and development	24,132	24,533	31,221	35,157
Depreciation and amortization	4,148	5,130	5,845	5,934

Total operating expenses	104,478	122,774	187,522	131,760

Income (loss) from operations	(33,209)	(48,513)	65,612	(242,353)
Interest and other, net	(7,719)	(7,512)	(9,458)	(7,204)
Gain on long-term investments, net	—	18,976	(1,500)	—

Income (loss) from continuing operations before income taxes	(40,928)	(37,049)	54,654	(249,557)

Provision (benefit) for income taxes	(5,525)	4,320	14,561	(6,766)

Net income (loss)	$(35,403)	$(41,369)	$40,093	$(242,791)

Earnings (loss) per share:
Continuing operations	$(0.45)	$(0.51)	$0.46	$(2.99)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$(0.45)	$(0.51)	$0.46	$(2.99)

Continuing operations	$(0.45)	$(0.51)	$0.42	$(2.99)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$(0.45)	$(0.51)	$0.42	$(2.99)

	Quarter
Fiscal Year Ended March 31, 2014	First	Second	Third	Fourth
Net revenue	$142,667	$148,824	$1,863,869	$195,208
Software development costs and royalties	53,728	51,090	200,333	28,299
Product costs	30,987	33,142	374,710	39,022
Licenses	6,187	2,969	42,522	12,734
Internal royalties	2,940	5,262	502,169	28,233

Cost of goods sold	93,842	92,463	1,119,734	108,288

Gross profit	48,825	56,361	744,135	86,920

Selling and marketing	41,601	101,342	70,476	27,577
General and administrative	32,860	43,023	34,718	50,773
Research and development	20,871	26,520	29,233	28,632
Depreciation and amortization	3,057	3,367	3,413	3,522

Total operating expenses	98,389	174,252	137,840	110,504

(Loss) income from operations	(49,564)	(117,891)	606,295	(23,584)
Interest and other, net	(9,322)	(10,747)	(5,949)	(7,535)
Loss on extinguishment of debt	—	(9,014)	—	—
Gain on convertible note hedge and warrants, net	(1,911)	5,372	—	—

(Loss) income from continuing operations before income taxes	(60,797)	(132,280)	600,346	(31,119)

Provision (benefit) for income taxes	1,087	(8,185)	21,902	(345)

Loss (income) from continuing operations	(61,884)	(124,095)	578,444	(30,774)
Loss from discontinued operations, net of taxes	(30)	(25)	(18)	(13)

Net (loss) income	$(61,914)	$(124,120)	$578,426	$(30,787)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.71)	$(1.40)	$5.88	$(0.40)

Diluted earnings (loss) per share	$(0.71)	$(1.40)	$4.69	$(0.40)

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
May 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 21, 2015
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2015
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 21, 2015
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 21, 2015
/s/ J MOSES J Moses	Director	May 21, 2015
/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 21, 2015
/s/ SUSAN TOLSON Susan Tolson	Director	May 21, 2015