Form 10-Q
period 2015-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2015-08-10
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        As of August 5, 2015, there were 85,403,489 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$815,784	$911,120
Short-term investments	375,013	186,929
Restricted cash	229,993	169,678
Accounts receivable, net of allowances of $63,456 and $70,471 at June 30, 2015 and March 31, 2015, respectively	130,915	217,860
Inventory	12,453	20,051
Software development costs and licenses	201,014	163,385
Deferred cost of goods sold	66,041	56,779
Prepaid expenses and other	76,763	55,506

Total current assets	1,907,976	1,781,308
Fixed assets, net	83,089	69,792
Software development costs and licenses, net of current portion	109,406	124,329
Deferred cost of goods sold, net of current portion	15,230	19,869
Goodwill	219,036	217,288
Other intangibles, net	4,737	4,769
Other assets	13,130	13,745

Total assets	$2,352,604	$2,231,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,531	$38,789
Accrued expenses and other current liabilities	504,329	444,738
Deferred revenue	572,440	482,733

Total current liabilities	1,106,300	966,260
Long-term debt	481,784	476,057
Non-current deferred revenue	172,727	164,618
Other long-term liabilities	64,954	61,077

Total liabilities	1,825,765	1,668,012

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,570 and 104,594 shares issued and 88,332 and 88,356 outstanding at June 30, 2015 and March 31, 2015, respectively	1,046	1,046
Additional paid-in capital	1,049,910	1,028,197
Treasury stock, at cost (16,238 common shares at June 30, 2015 and March 31, 2015)	(276,836)	(276,836)
Accumulated deficit	(225,718)	(158,695)
Accumulated other comprehensive loss	(21,563)	(30,624)

Total stockholders' equity	526,839	563,088

Total liabilities and stockholders' equity	$2,352,604	$2,231,100

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014
Net revenue	$275,297	$125,425
Cost of goods sold	202,615	54,156

Gross profit	72,682	71,269
Selling and marketing	45,567	36,846
General and administrative	49,035	39,352
Research and development	34,142	24,132
Depreciation and amortization	6,575	4,148

Total operating expenses	135,319	104,478

Loss from operations	(62,637)	(33,209)
Interest and other, net	(7,534)	(7,719)

Loss before income taxes	(70,171)	(40,928)
Benefit for income taxes	(3,148)	(5,525)

Net loss	$(67,023)	$(35,403)

Loss per share:
Basic and diluted loss per share	$(0.81)	$(0.45)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2015	2014
Net loss	$(67,023)	$(35,403)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,102	3,972
Change in unrealized gains on cash flow hedges, net of taxes	—	32
Unrealized losses on available-for-sale securities, net of taxes	(41)	(27)

Other comprehensive income	9,061	3,977

Comprehensive loss	$(57,962)	$(31,426)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(67,023)	$(35,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	23,590	7,255
Depreciation and amortization	6,575	4,148
Amortization and impairment of intellectual property	32	105
Stock-based compensation	19,086	9,979
Amortization of discount on Convertible Notes	5,727	5,377
Amortization of debt issuance costs	398	431
Other, net	183	134
Changes in assets and liabilities:
Restricted cash	(60,315)	132,002
Accounts receivable	87,198	9,978
Inventory	8,341	6,633
Software development costs and licenses	(43,131)	(42,990)
Prepaid expenses, other current and other non-current assets	(20,693)	(2,622)
Deferred revenue	91,903	26,176
Deferred cost of goods sold	1,243	225
Accounts payable, accrued expenses and other liabilities	52,368	(208,944)

Net cash provided by (used in) operating activities	105,482	(87,516)

Investing activities:
Purchase of fixed assets	(18,769)	(8,392)
Purchases of short-term investments	(187,489)	(19,415)

Net cash used in investing activities	(206,258)	(27,807)

Financing activities:
Excess tax benefit from stock-based compensation	8,066	—
Tax payment related to net share settlements on restricted stock awards	(6,541)	—

Net cash provided by financing activities	1,525	—

Effects of foreign currency exchange rates on cash and cash equivalents	3,915	1,923

Net decrease in cash and cash equivalents	(95,336)	(113,400)
Cash and cash equivalents, beginning of year	911,120	935,400

Cash and cash equivalents, end of period	$815,784	$822,000

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

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in the opinion of management, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2015.

        Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Measurement of Inventory

        In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal-Use Software

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance for customers to determine whether cloud computing arrangements include software licenses. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company) and early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Condensed Consolidated Financial Statements.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

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

transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update was applied prospectively beginning April 1, 2015 and did not have an impact on our Condensed Consolidated Financial Statements.

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (as amended, the "2011 Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,337 during each of the three months ended June 30, 2015 and 2014.

        In April 2011, pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vested annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that were eligible to vest through May 26, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must have performed at the 75th percentile, or top quartile, of the NASDAQ Composite Index. None of the shares of restricted stock granted pursuant to the 2011 Management Agreement remained unvested as of June 30, 2015. For the three months ended June 30, 2015 and 2014, we recorded expenses of $3,971 and $2,737, respectively, of stock- based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

        In connection with the 2014 Management Agreement, we granted restricted stock units to ZelnickMedia as follows:

	Three Months Ended June 30,
	2015	2014
Time-based	151,575	178,654
Market-based(1)	280,512	330,628
Performance-based(1)
New IP	46,752	55,104
Major IP	46,752	55,104

Total- Performance-based	93,504	110,208

Total Restricted Stock Units	525,591	619,490

(1)
Represents the maximum number of shares eligible to vest

        Time-based restricted stock units granted on April 1, 2014 will vest on April 1, 2016 and those granted on May 20, 2015 will vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested portion of the shares of market-based restricted units granted to ZelnickMedia. We also granted performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved for the "New IP" and "Major IP" performance-based restricted stock units granted on April 1, 2014 and May 20, 2015.

        The unvested portion of time-based, market-based and performance-based restricted stock units granted pursuant to the 2014 Management Agreement as of June 30, 2015 and March 31, 2015 was 1,145,081 and 619,490, respectively. For the three months ended June 30, 2015 and 2014 we recorded an expense of $3,352 and $1,189, respectively, of stock-based compensation (a component of general

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

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

	June 30, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$598,781	$598,781	$—	$—	Cash and cash equivalents
Bank-time deposits	17,722	17,722	—	—	Cash and cash equivalents
Corporate bonds	99,873	—	99,873	—	Short-term investments
Bank-time deposits	275,140	275,140	—	—	Short-term investments
Foreign currency forward contracts	(5)		(5)	—	Accrued expenses and other current liabilities

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

3. FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$544,334	$544,334	$—	$—	Cash and cash equivalents
Bank-time deposits	79,852	79,852	—	—	Cash and cash equivalents
Corporate bonds	99,429	—	99,429	—	Short-term investments
Bank-time deposits	87,500	87,500	—	—	Short-term investments
Foreign currency forward contracts	587		587	—	Prepaid expenses and other

Debt

        As of June 30, 2015, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and the Company's 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $372,250 and $397,900, respectively. The fair value was determined using Level 2 inputs, observable market data, for the Convertible Notes and its embedded option feature. See Note 9 for additional information regarding our Convertible Notes.

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following available-for-sale securities:

	June 30, 2015
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank time deposits	$275,140	$—	$—	$275,140
Available-for-sale securities:
Corporate bonds	99,939	17	(83)	99,873

Total short-term investments	$375,079	$17	$(83)	$375,013

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank time deposits	$87,500	$—	$—	$87,500
Available-for-sale securities:
Corporate bonds	99,454	39	(64)	99,429

Total short-term investments	$186,954	$39	$(64)	$186,929

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS (Continued)

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

        The following table summarizes the contracted maturities of our short-term investments classified as available-for-sale at June 30, 2015:

	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$338,459	$338,433
Due in 1-2 years	36,620	36,580

Total short-term investments	$375,079	$375,013

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Hedging Activities

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. All foreign currency

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

forward contracts have maturities of less than one year. The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2015	March 31, 2015
Forward contracts to sell foreign currencies	$52,030	$72,488
Forward contracts to purchase foreign currencies	7,299	4,097

        For the three months ended June 30, 2015 and 2014, we recorded a loss of $662 and $802, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

6. INVENTORY

        Inventory balances by category are as follows:

	June 30, 2015	March 31, 2015
Finished products	$12,207	$17,229
Parts and supplies	246	2,822

Inventory	$12,453	$20,051

        Estimated product returns included in inventory at June 30, 2015 and March 31, 2015 were $870 and $921, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	June 30, 2015		March 31, 2015
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$96,123	$105,576	$54,225	$116,026
Software development costs, externally developed	98,787	3,830	102,713	8,303
Licenses	6,104	—	6,447	—

Software development costs and licenses	$201,014	$109,406	$163,385	$124,329

        Software development costs and licenses as of June 30, 2015 and March 31, 2015 included $245,852 and $211,248, respectively, related to titles that have not been released. During the three months ended June 30, 2015 we recorded $1,710 of software development impairment charges (a component of cost of goods sold).

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	March 31, 2015
Software development royalties	$400,322	$307,953
Compensation and benefits	28,083	47,763
Licenses	20,168	23,974
Marketing and promotions	17,206	21,708
Other	38,550	43,340

Accrued expenses and other current liabilities	$504,329	$444,738

9. DEBT

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at June 30, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.69% at June 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at June 30, 2015 and March 31, 2015.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

        Information related to availability on our Credit Agreement is as follows:

	June 30, 2015	March 31, 2015
Available borrowings	$98,323	$98,335
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $110 and $159 for the three months ended June 30, 2015 and 2014, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties,

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2015. Accordingly, as of July 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through September 30, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

9. DEBT (Continued)

unpaid interest (including additional interest, if any) to, but excluding, the fundamental change purchase date.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        As of June 30, 2015 and March 31, 2015, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $111,002 and $83,373, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	June 30, 2015	March 31, 2015
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	16,613	19,386

Net carrying amount of 1.75% Convertible Notes	$233,387	$230,614

Carrying amount of debt issuance costs	$1,406	$1,662

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended June 30,
	2015	2014
Cash interest expense (coupon interest expense)	$1,094	$1,094
Non-cash amortization of discount on 1.75% Convertible Notes	2,773	2,594
Amortization of debt issuance costs	256	268

Total interest expense related to 1.75% Convertible Notes	$4,123	$3,956

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

9. DEBT (Continued)

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567 upon issuance of our 1.00% Convertible Notes, assuming a 6.15% nonconvertible borrowing rate. The carrying amount of the equity component was determined to be approximately $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of June 30, 2015 and March 31, 2015, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $80,863 and $52,671, respectively.

        The following table provides additional information related to our 1.00% Convertible Notes:

	June 30, 2015	March 31, 2015
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	39,103	42,057

Net carrying amount of 1.00% Convertible Notes	$248,397	$245,443

Carrying amount of debt issuance costs	$1,253	$1,365

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended June 30,
	2015	2014
Cash interest expense (coupon interest expense)	$719	$719
Non-cash amortization of discount on 1.00% Convertible Notes	2,954	2,783
Amortization of debt issuance costs	112	119

Total interest expense related to 1.00% Convertible Notes	$3,785	$3,621

10. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended June 30,
	2015	2014
Computation of Basic and Diluted Loss per Share:
Net loss	$(67,023)	$(35,403)
Weighted average shares outstanding—basic and diluted	82,833	79,369

Basic and diluted loss per share	$(0.81)	$(0.45)

        The Company incurred a net loss for the three months ended June 30, 2015 and 2014; therefore, the basic and diluted weighted average shares outstanding excluded the effect of the unvested share-

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. For the three months ended June 30, 2015 and 2014, we had approximately 3,739,000 and 7,615,000 participating securities, respectively, which are excluded due to the net loss for those periods.

        The Company defines common stock equivalents as non-participating restricted stock awards and common stock equivalents underlying the Convertible Notes (see Note 9) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        For the three months ended June 30, 2015, we issued approximately 968,000 of restricted stock awards and we canceled approximately 175,000 of unvested restricted stock awards. Beginning with the first quarter of fiscal 2016, upon the vesting of certain restricted stock awards employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)
Other comprehensive income (loss) before reclassifications	9,102	—	(41)	9,061
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at June 30, 2015	$(22,114)	$617	$(66)	$(21,563)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive income (loss) before reclassifications	3,972	32	(27)	3,977
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at June 30, 2014	$5,503	$617	$(27)	$6,093

12. SEGMENT AND GEOGRAPHIC INFORMATION

        Our operating segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM") to evaluate performance. Our operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. We have one operating segment where we are a publisher of interactive software games designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels which combined represent a single operating segment, the "publishing segment". Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
Net revenue by geographic region:	2015	2014
United States	$143,438	$64,844
Europe	100,223	43,998
Asia Pacific	20,306	9,960
Canada and Latin America	11,330	6,623

Total net revenue	$275,297	$125,425

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net revenue by product platform was as follows:

	Three Months Ended June 30,
Net revenue by product platform:	2015	2014
Console	$222,574	$83,769
PC and other	52,723	41,656

Total net revenue	$275,297	$125,425

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
Net revenue by distribution channel:	2015	2014
Digital online	$153,985	$80,201
Physical retail and other	121,312	45,224

Total net revenue	$275,297	$125,425

13. COMMITMENTS AND CONTINGENCIES

        At June 30, 2015, we did not have any significant changes to our commitments since March 31, 2015. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 for more information regarding our commitments.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

14. SHARE REPURCHASE

Share Repurchase Program

        On May 13, 2015, our Board of Directors approved an increase of 6,717,000 shares to our share repurchase program, increasing the total number of shares that the Company is permitted to repurchase to 14,217,000 shares of our common stock. During the three months ended June 30, 2015, the Company did not repurchase any shares as part of the program. We have repurchased a total of 4,217,000 shares of our common stock under this program and as of June 30, 2015, 10,000,000 shares of our common stock remain available for repurchase under the Company's share repurchase program.

        The Company is authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 220 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014 and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes successful externally developed franchises, such as Borderlands and Evolve. 2K's realistic sports simulation titles, include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.

        We are continuing to execute on our expansion initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for Asian markets, which is planned for commercial launch in Korea during our fiscal year 2016.

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 62% of the Company's net revenue for the three months ended June 30, 2015. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 60.1% and 66.4% of net revenue during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and March 31, 2015, our five largest customers comprised approximately 61.0% and 63.9% of our gross accounts receivable, respectively. We had three customers who accounted for approximately 27.1%, 15.5% and 10.1% of our gross accounts receivable as of June 30, 2015 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2015 and March 31, 2015. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, and Microsoft's Xbox 360 and Xbox One, which comprised approximately 80.8% of the Company's net revenue by product platform for the three months ended June 30, 2015. The success of our business is dependent upon continued consumer acceptance of these platforms and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Substantially all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenues from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 55.9% of the Company's net revenue by distribution channel for the three months ended June 30, 2015. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the three months ended June 30, 2015.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V	Rockstar Games	Internal	PC	April 14, 2015
WWE 2K15	2K	Internal/External Dev.	PC	April 28, 2015

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

NBA 2K16	2K	Internal	PS3, PS4, Xbox 360, Xbox One, PC, Mobile	September 29, 2015
WWE 2K16	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 27, 2015
XCOM 2	2K	Internal	PC, Mac, Linux	November 2015
Battleborn	2K	External	Xbox One, PS4, PC	February 9, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	Fiscal Year 2017

Critical Accounting Policies and Estimates

        Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Recently Issued Accounting Pronouncements

Measurement of Inventory

        In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

Internal-Use Software

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance for customers to determine whether cloud computing arrangements include software licenses. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company) and early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Condensed Consolidated Financial Statements.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on its Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Requirements for Reporting Discontinued Operations

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update was applied prospectively beginning April 1, 2015 and did not have an impact on our Condensed Consolidated Financial Statements.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended June 30,
	2015	2014
Net revenue	100.0%	100.0%
Cost of goods sold	73.6%	43.2%

Gross profit	26.4%	56.8%

Selling and marketing	16.6%	29.4%
General and administrative	17.8%	31.4%
Research and development	12.4%	19.2%
Depreciation and amortization	2.4%	3.3%

Total operating expenses	49.2%	83.3%

Loss from operations	(22.8)%	(26.5)%
Interest and other, net	(2.7)%	(6.1)%

Loss before income taxes	(25.5)%	(32.6)%
Benefit for income taxes	(1.2)%	(4.4)%

Net loss	(24.3)%	(28.2)%

	Three Months Ended June 30,
	2015	2014
Net revenue by geographic region:
United States	52.1%	51.7%
International	47.9%	48.3%
Net revenue by platform:
Console	80.8%	66.8%
PC and other	19.2%	33.2%
Net revenue by distribution channel:
Digital online	55.9%	63.9%
Physical retail and other	44.1%	36.1%

Three Months Ended June 30, 2015 Compared to June 30, 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$275,297	100.0%	$125,425	100.0%	$149,872	119.5%
Internal royalties	105,829	38.5%	8,298	6.6%	97,531	1175.4%
Software development costs and royalties(1)	50,493	18.3%	20,306	16.2%	30,187	148.7%
Product costs	39,941	14.5%	18,592	14.8%	21,349	114.8%
Licenses	6,352	2.3%	6,960	5.5%	(608)	(8.7)%

Cost of goods sold	202,615	73.6%	54,156	43.2%	148,459	274.1%

Gross profit	$72,682	26.4%	$71,269	56.8%	$1,413	2.0%

(1)
Includes $4,694 and $1,471 of stock-based compensation expense in 2015 and 2014, respectively, included in software development costs and royalties.

        For the three months ended June 30, 2015, net revenue increased by $149.9 million as compared to the prior year. This increase was primarily due to an increase of approximately $127.3 million in sales from our Grand Theft Auto franchise, as we recognized deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online during the current period and the release of Grand Theft Auto V on PC in April 2015. The remainder of the increase was primarily due to the recognition of deferred revenue from Evolve, which was released in February 2015, and higher sales of our WWE 2K franchise, partially offset by lower sales of our Bioshock franchise.

        Net revenue on consoles increased to 80.8% of our total net revenue for the three months ended June 30, 2015 as compared to 66.8% for the same period in the prior year, as this year's results benefited from the recognition of deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online. As a result, PC and other sales decreased to 19.2% of our total net revenue for the three months ended June 30, 2015 as compared to 33.2% for the prior year's period.

        Net revenue from physical retail and other channels increased to 44.1% of our total net revenue for the three months ended June 30, 2015 as compared to 36.1% for the same period in the prior year, as we recognized deferred revenue from the console versions of Grand Theft Auto V. As a result, net revenue from digital online channels decreased to 55.9% of our total net revenue for the three months ended June 30, 2015 as compared to 63.9% for the same period in the prior year. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 53.7% and 45.0% of net revenue from digital online channels for the three months ended June 30, 2015 and 2014, respectively, primarily due to the recognition of deferred revenues related to Grand Theft Auto Online.

        Gross profit as a percentage of net revenue for the three months ended June 30, 2015 was 26.4% as compared to 56.8% for the prior year period. The decrease was primarily due to higher internal royalties as a percentage of net revenues due to the timing of when internal royalties are earned.

        Net revenue earned outside of the United States accounted for 47.9% of our total net revenue for the three months ended June 30, 2015, as compared to 48.3% in the prior year. Changes in foreign currency exchange rates decreased net revenue and gross profit by $8.6 million and $6.2 million, respectively, for the three months ended June 30, 2015 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$45,567	16.6%	$36,846	29.4%	$8,721	23.7%
General and administrative	49,035	17.8%	39,352	31.4%	9,683	24.6%
Research and development	34,142	12.4%	24,132	19.2%	10,010	41.5%
Depreciation and amortization	6,575	2.4%	4,148	3.3%	2,427	58.5%

Total operating expenses(1)	$135,319	49.2%	$104,478	83.3%	$30,841	29.5%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$2,383	$2,000
General and administrative	$10,493	$4,961
Research and development	$1,516	$1,547

        Changes in foreign currency exchange rates decreased total operating expenses by $4.3 million for the three months ended June 30, 2015 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $8.7 million for the three months ended June 30, 2015 as compared to the prior year primarily due to $4.6 million in higher third party customer service costs and $3.7 million in higher advertising expenses related to the upcoming release of Battleborn and our April 2015 release of Grand Theft Auto V on PC, partially offset by lower advertising spend on Evolve, which released in the prior fiscal year.

General and administrative

        General and administrative expenses increased by $9.7 million for the three months ended June 30, 2015, as compared to the prior year, due to an increase of $5.5 million related to stock-based compensation, which was due primarily to higher ZelnickMedia stock-based compensation expense resulting from the Company's relative stock price performance during the quarter ended June 30, 2015, as well as the granting of employee restricted stock awards during the three months ended June 30, 2015, as last year's comparable grant occurred during the second quarter of the fiscal year ended March 31, 2015. In addition, $3.0 million of the increase related to higher professional fees, current year restructuring costs due to a studio closure and rent expense, as compared to the prior year.

        General and administrative expenses for the three months ended June 30, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $4.8 million and $4.2 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $10.0 million for the three months ended June 30, 2015 as compared to the prior year due to $6.5 million in higher production expenses for new titles being developed that had not reached technological feasibility, $2.6 million in lower government grant recognized at certain of our development studios, and $1.5 million in higher IT spend.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $2.4 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to higher purchases of fixed assets for studio and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $7.5 million for the three months ended June 30, 2015, as compared to an expense of $7.7 million for the three months ended June 30, 2014.

Benefit for Income Taxes

        Benefit for income taxes was $3.1 million for the three months ended June 30, 2015 as compared to a benefit of $5.5 million for the three months ended June 30, 2014. The decrease is primarily attributable to changes in the valuation allowance for tax loss carryforwards and tax credit carryforwards anticipated to be utilized.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share

        For the three months ended June 30, 2015, our net loss was $67.0 million, as compared to $35.4 million in the prior year period. For the three months ended June 30, 2015 and 2014, basic and diluted loss per share were $0.81 and $0.45, respectively. Basic and diluted weighted average shares outstanding of 82.8 million were 3.5 million shares higher as compared to the prior year, primarily due to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

        As of June 30, 2015, the Company has $375.0 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at June 30, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.69% at June 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of June 30, 2015, there was $98.3 million available to borrow under the Credit Agreement. At June 30, 2015, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2015. Accordingly, as of July 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through September 30, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 60.1% and 66.4% of net revenue for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and March 31, 2015, our five largest customers accounted for approximately 61.0% and 63.9% of our gross accounts receivable balance, respectively. We had three customers who accounted for approximately 27.1%, 15.5% and 10.1% of our gross accounts receivable as of June 30, 2015 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2015 and March 31, 2015. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of June 30, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $165.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

        On May 13, 2015, our Board of Directors approved an increase of 6,717,000 shares to our share repurchase program, increasing the total number of shares that the Company is permitted to repurchase to 14,217,000 shares of our common stock. During the three months ended June 30, 2015, the Company did not repurchase any shares as part of the program. We have repurchased a total of 4,217,000 shares of our common stock under this program and as of June 30, 2015, 10,000,000 shares of our common stock remain available for repurchase under the Company's share repurchase program.

        The Company is authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

        Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2015	2014
Net cash provided by (used in) operating activities	$105,482	$(87,516)
Net cash used in investing activities	(206,258)	(27,807)
Net cash provided by financing activities	1,525	—
Effects of foreign currency exchange rates on cash and cash equivalents	3,915	1,923

Net decrease in cash and cash equivalents	$(95,336)	$(113,400)

        At June 30, 2015, we had $815.8 million of cash and cash equivalents, compared to $911.1 million at March 31, 2015. The decrease was primarily due to cash used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to purchases of $187.5 million of short-term investments and $18.8 million for purchases of fixed assets. Net cash provided by operations was primarily due to cash generated from the sale of Grand Theft Auto V for PC partially offset by investments in software development.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we did not have any significant changes to our commitments since March 31, 2015.

Off-Balance Sheet Arrangements

        As of June 30, 2015 and March 31, 2015, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended June 30, 2015 and 2014, approximately 47.9% and 48.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of June 30, 2015, our $375.0 million of short-term investments were classified as available-for-sale securities and therefore, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $815.8 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of June 30, 2015.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at June 30, 2015), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 1.69% at June 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2015, our foreign currency translation gain adjustment was approximately $9.1 million. We recognized foreign currency exchange transaction loss of $0.2 million and $0.1 million in the three months ended June 30, 2015 and 2014, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2015, we had $7.3 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $52.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2015, we had $4.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months June 30, 2015 and 2014, we recorded a loss of $0.7 million and $0.8 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. The fair value of these outstanding forward contracts was immaterial at June 30, 2015 and $0.6 million at March 31, 2015 and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2015, 47.9% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—During the three months ended June 30, 2015, the Company did not repurchase shares of its common stock in the open market as part of the share repurchase program. As of June 30, 2015, 10,000,000 shares of our common stock remain available for repurchase under the Company's share repurchase program.

Item 6.    Exhibits

Exhibits:
10.1	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 10, 2015	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2015	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)