Form 10-Q
period 2015-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2015-11-06
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        As of October 30, 2015, there were 84,622,403 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$711,713	$911,120
Short-term investments	352,961	186,929
Restricted cash	215,226	169,678
Accounts receivable, net of allowances of $55,105 and $70,471 at September 30, 2015 and March 31, 2015, respectively	240,859	217,860
Inventory	24,020	20,051
Software development costs and licenses	240,329	163,385
Deferred cost of goods sold	111,885	56,779
Prepaid expenses and other	67,615	55,506

Total current assets	1,964,608	1,781,308
Fixed assets, net	81,694	69,792
Software development costs and licenses, net of current portion	128,939	124,329
Deferred cost of goods sold, net of current portion	5,428	19,869
Goodwill	217,731	217,288
Other intangibles, net	4,609	4,769
Other assets	13,490	13,745

Total assets	$2,416,499	$2,231,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,138	$38,789
Accrued expenses and other current liabilities	467,856	444,738
Deferred revenue	676,891	482,733

Total current liabilities	1,213,885	966,260
Long-term debt	487,601	476,057
Non-current deferred revenue	85,242	164,618
Other long-term liabilities	65,706	61,077

Total liabilities	1,852,434	1,668,012

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,160 and 104,594 shares issued and 86,968 and 88,356 outstanding at September 30, 2015 and March 31, 2015, respectively	1,042	1,046
Additional paid-in capital	1,066,743	1,028,197
Treasury stock, at cost; 17,192 and 16,238 common shares at September 30, 2015 and March 31, 2015, respectively	(303,388)	(276,836)
Accumulated deficit	(170,983)	(158,695)
Accumulated other comprehensive loss	(29,349)	(30,624)

Total stockholders' equity	564,065	563,088

Total liabilities and stockholders' equity	$2,416,499	$2,231,100

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$346,974	$126,277	$622,271	$251,702
Cost of goods sold	143,940	52,016	346,555	106,172

Gross profit	203,034	74,261	275,716	145,530
Selling and marketing	54,876	49,136	100,443	85,982
General and administrative	49,961	43,975	98,996	83,327
Research and development	24,413	24,533	58,555	48,665
Depreciation and amortization	7,353	5,130	13,928	9,278

Total operating expenses	136,603	122,774	271,922	227,252

Income (loss) from operations	66,431	(48,513)	3,794	(81,722)
Interest and other, net	(8,396)	(7,512)	(15,930)	(15,231)
Gain on long-term investments, net	—	18,976	—	18,976

Income (loss) before income taxes	58,035	(37,049)	(12,136)	(77,977)
Provision for (benefit from) income taxes	3,300	4,320	152	(1,205)

Net income (loss)	$54,735	$(41,369)	$(12,288)	$(76,772)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.63	$(0.51)	$(0.15)	$(0.96)

Diluted earnings (loss) per share	$0.55	$(0.51)	$(0.15)	$(0.96)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$54,735	$(41,369)	$(12,288)	$(76,772)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,782)	(11,452)	1,320	(7,480)
Change in unrealized gains on cash flow hedges, net of taxes	—	—	—	32
Unrealized losses on available-for-sale securities, net of taxes	(4)	(58)	(45)	(85)

Other comprehensive (loss) income	(7,786)	(11,510)	1,275	(7,533)

Comprehensive income (loss)	$46,949	$(52,879)	$(11,013)	$(84,305)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(12,288)	$(76,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	40,719	10,136
Depreciation and amortization	13,928	9,278
Amortization and impairment of intellectual property	160	259
Stock-based compensation	35,406	23,846
Deferred income taxes	68	599
Amortization of discount on Convertible Notes	11,544	10,840
Amortization of debt issuance costs	792	853
Gain on long-term investments, net	—	(18,976)
Other, net	1,102	181
Changes in assets and liabilities:
Restricted cash	(45,548)	116,296
Accounts receivable	(22,668)	27,716
Inventory	(3,755)	(26,168)
Software development costs and licenses	(117,959)	(104,492)
Prepaid expenses, other current and other non-current assets	(13,250)	(5,847)
Deferred revenue	113,042	46,765
Deferred cost of goods sold	(38,440)	(1,644)
Accounts payable, accrued expenses and other liabilities	57,161	(144,692)

Net cash provided by (used in) operating activities	20,014	(131,822)

Investing activities:
Purchases of fixed assets	(25,793)	(23,054)
Purchases of short-term investments, net	(167,388)	(49,591)
Cash received from sale of long-term investment	—	21,976

Net cash used in investing activities	(193,181)	(50,669)

Financing activities:
Excess tax benefit from stock-based compensation	9,529	4,843
Tax payment related to net share settlements on restricted stock awards	(10,386)	—
Repurchase of common stock	(26,552)	—

Net cash (used in) provided by financing activities	(27,409)	4,843

Effects of foreign currency exchange rates on cash and cash equivalents	1,169	(3,342)

Net decrease in cash and cash equivalents	(199,407)	(180,990)
Cash and cash equivalents, beginning of year	911,120	935,400

Cash and cash equivalents, end of period	$711,713	$754,410

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

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in the opinion of management, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2015.

        Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.

Recently Issued or Adopted Accounting Pronouncements

Measurement of Inventory

        In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of weighted average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal-Use Software

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance for customers to determine whether cloud computing arrangements include software licenses. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company) and early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

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

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). The Company is currently determining its implementation approach and evaluating the impact of adopting this update on its Consolidated Financial Statements.

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

that has or will have a major impact on operations or financial results. This update was applied prospectively beginning April 1, 2015 and did not have an impact on our Consolidated Financial Statements.

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (as amended, the "2011 Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,524 and $1,336 during each of the three months ended September 30, 2015 and 2014, respectively and $3,861 and $2,673 during each of the six months ended September 30, 2015 and 2014, respectively.

        In April 2011, pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vested annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that were eligible to vest through May 26, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must have performed at the 75th percentile, or top quartile, of the NASDAQ Composite Index. None of the shares of restricted stock granted pursuant to the 2011 Management Agreement remained unvested as of September 30, 2015. For the three months ended September 30, 2014, we recorded stock-based compensation expenses (a component of general and administrative expenses) of $5,069 and for the six months ended September 30, 2015 and 2014, we recorded stock-based compensation expenses (a component of general and administrative expenses) of $3,971 and $7,806, respectively, in each case related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

        In connection with the 2014 Management Agreement, we granted 525,591 and 619,490 restricted stock units to ZelnickMedia on May 20, 2015 and April 1, 2014, respectively, as follows:

	Six Months Ended September 30,
	2015	2014
Time-based	151,575	178,654
Market-based(1)	280,512	330,628
Performance-based(1)
New IP	46,752	55,104
Major IP	46,752	55,104

Total- Performance-based	93,504	110,208

Total Restricted Stock Units	525,591	619,490

(1)
Represents the maximum number of shares eligible to vest

        Time-based restricted stock units granted on April 1, 2014 will vest on April 1, 2016 and those granted on May 20, 2015 will vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested portion of the shares of market-based restricted stock units granted to ZelnickMedia. We also granted performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved for the "New IP" and "Major IP" performance-based restricted stock units granted on April 1, 2014 and May 20, 2015.

        For the three months ended September 30, 2015 and 2014 we recorded stock-based compensation expenses (a component of general and administrative expenses) of $4,935 and $1,390, respectively, and for the six months ended September 30, 2015 and 2014 we recorded stock-based compensation expenses (a component of general and administrative expenses) of $8,287 and $2,579, respectively, in each case related to the restricted stock units granted pursuant to the 2014 Management Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

        The unvested portion of time-based, market-based and performance-based restricted stock units granted pursuant to the 2014 Management Agreement as of September 30, 2015 and March 31, 2015 was 1,145,081 and 619,490, respectively.

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

	September 30, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$503,466	$503,466	$—	$—	Cash and cash equivalents
Bank-time deposits	31,971	31,971	—	—	Cash and cash equivalents
Corporate bonds	104,371	—	104,371	—	Short-term investments
Bank-time deposits	248,590	248,590	—	—	Short-term investments
Foreign currency forward contracts	(177)	—	(177)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$888,221	$784,027	$104,194	$—

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

3. FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$544,334	$544,334	$—	$—	Cash and cash equivalents
Bank-time deposits	79,852	79,852	—	—	Cash and cash equivalents
Corporate bonds	99,429	—	99,429	—	Short-term investments
Bank-time deposits	87,500	87,500	—	—	Short-term investments
Foreign currency forward contracts	587	—	587	—	Prepaid expenses and other

Total recurring fair value measurements, net	$811,702	$711,686	$100,016	$—

        The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended September 30, 2015.

Debt

        As of September 30, 2015, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $385,400 and $409,486, respectively. The fair value was determined using Level 2 inputs, observable market data, for the Convertible Notes and its embedded option feature. See Note 9 for additional information regarding our Convertible Notes.

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following:

	September 30, 2015
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments:
Bank time deposits	$248,590	$—	$—	$248,590
Available-for-sale securities:
Corporate bonds	104,441	19	(89)	104,371

Total short-term investments	$353,031	$19	$(89)	$352,961

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments:
Bank time deposits	$87,500	$—	$—	$87,500
Available-for-sale securities:
Corporate bonds	99,454	39	(64)	99,429

Total short-term investments	$186,954	$39	$(64)	$186,929

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS (Continued)

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

        The following table summarizes the contracted maturities of our short-term investments at September 30, 2015:

	Amortized Cost	Fair Value
Short-term investments:
Due in 1 year or less	$340,073	$340,009
Due in 1 - 2 years	12,958	12,952

Total short-term investments	$353,031	$352,961

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Hedging Activities

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. The Company classifies cash flows from its derivative transactions as cash flows provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. We do not enter into derivative financial contracts for speculative or trading purposes. All foreign currency forward contracts

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

have maturities of less than one year. The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2015	March 31, 2015
Forward contracts to sell foreign currencies	$75,981	$72,488
Forward contracts to purchase foreign currencies	2,173	4,097

        For the three months ended September 30, 2015 and 2014, we recorded a gain of $340 and $370, respectively, and for the six months ended September 30, 2015 and 2014, we recorded a loss of $322 and $432, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

6. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2015	March 31, 2015
Finished products	$21,816	$17,229
Parts and supplies	2,204	2,822

Inventory	$24,020	$20,051

        Estimated product returns included in inventory at September 30, 2015 and March 31, 2015 were $504 and $921, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2015		March 31, 2015
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$125,014	$122,050	$54,225	$116,026
Software development costs, externally developed	108,116	6,889	102,713	8,303
Licenses	7,199	—	6,447	—

Software development costs and licenses	$240,329	$128,939	$163,385	$124,329

        Software development costs and licenses as of September 30, 2015 and March 31, 2015 included $295,459 and $211,248, respectively, related to titles that have not been released. During the three and six months ended September 30, 2015 we recorded $423 and $2,133, respectively, of software development impairment charges (a component of cost of goods sold).

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	March 31, 2015
Software development royalties	$329,737	$307,953
Compensation and benefits	40,580	47,763
Licenses	39,532	23,974
Marketing and promotions	13,172	21,708
Other	44,835	43,340

Accrued expenses and other current liabilities	$467,856	$444,738

9. DEBT

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at September 30, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.69% at September 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at September 30, 2015 and March 31, 2015.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

        Information related to availability on our Credit Agreement is as follows:

	September 30, 2015	March 31, 2015
Available borrowings	$98,336	$98,335
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $111 and $138 for the three months ended September 30, 2015 and 2014, respectively, and $221 and $297 for the six months ended September 30, 2015 and 2014, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2015. Accordingly, as of October 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through December 31, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.75% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. As of the date of issuance of our 1.75% Convertible Notes, we estimated the fair value to be $197,373, assuming a 6.9% non-convertible borrowing rate. We determined the carrying amount of the equity component to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of September 30, 2015 and March 31, 2015, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $126,191 and $83,373, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	September 30, 2015	March 31, 2015
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	13,795	19,386

Net carrying amount of 1.75% Convertible Notes	$236,205	$230,614

Carrying amount of debt issuance costs	$1,154	$1,662

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cash interest expense (coupon interest expense)	$1,093	$1,094	$2,187	$2,188
Non-cash amortization of discount on 1.75% Convertible Notes	2,818	2,637	5,591	5,231
Amortization of debt issuance costs	252	265	508	533

Total interest expense related to 1.75% Convertible Notes	$4,163	$3,996	$8,286	$7,952

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018, only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2015. Accordingly, as of October 1, 2015 the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2015. If the 1.00% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567 upon issuance of our 1.00% Convertible Notes, assuming a 6.15% nonconvertible borrowing rate. We determined the carrying amount of the equity component to be $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00%

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of September 30, 2015 and March 31, 2015, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $96,362 and $52,671, respectively.

        The following table provides additional information related to our 1.00% Convertible Notes:

	September 30, 2015	March 31, 2015
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	36,104	42,057

Net carrying amount of 1.00% Convertible Notes	$251,396	$245,443

Carrying amount of debt issuance costs	$1,141	$1,365

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cash interest expense (coupon interest expense)	$718	$718	$1,437	$1,437
Non-cash amortization of discount on 1.00% Convertible Notes	2,999	2,826	5,953	5,609
Amortization of debt issuance costs	112	117	224	236

Total interest expense related to 1.00% Convertible Notes	$3,829	$3,661	$7,614	$7,282

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Computation of Basic earnings (loss) per share:
Net income (loss)	$54,735	$(41,369)	$(12,288)	$(76,772)
Less: net income allocated to participating securities	(2,320)	—	—	—

Net income (loss) for basic earnings (loss) per share calculation	$52,415	$(41,369)	$(12,288)	$(76,772)

Total weighted average shares outstanding—basic	87,560	80,355	83,280	79,862
Less: weighted average participating shares outstanding	(3,711)	—	—	—

Weighted average common shares outstanding—basic	83,849	80,355	83,280	79,862

Basic earnings (loss) per share	$0.63	$(0.51)	$(0.15)	$(0.96)

Computation of Diluted earnings (loss) per share:
Net income (loss)	$54,735	$(41,369)	$(12,288)	$(76,772)
Less: net income allocated to participating securities	(1,782)	—	—	—
Add: interest expense, net of tax, on Convertible Notes	7,994	—	—	—

Net income (loss) for diluted earnings (loss) per share calculation	$60,947	$(41,369)	$(12,288)	$(76,772)

Weighted average shares outstanding—basic	83,849	80,355	83,280	79,862
Add: dilutive effect of common stock equivalents	30,166	—	—	—

Total weighted average shares outstanding—diluted	114,015	80,355	83,280	79,862
Less: weighted average participating shares outstanding	(3,711)	—	—	—

Weighted average common shares outstanding—diluted	110,304	80,355	83,280	79,862

Diluted earnings (loss) per share	$0.55	$(0.51)	$(0.15)	$(0.96)

        The Company incurred a net loss for the three months ended September 30, 2014 and the six months ended September 30, 2015 and 2014; therefore, the basic and diluted weighted average shares outstanding excluded the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. For the three months ended September 30, 2015, the calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the six months ended September 30, 2015, we had approximately 3,436,000

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

participating securities and for the three and six months ended September 30, 2014, we had approximately 6,890,000 participating securities which are excluded from the EPS calculation due to the net loss for those periods.

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

        For the three months ended September 30, 2015, we issued approximately 705,000 of unvested restricted stock awards and canceled approximately 32,000 of unvested restricted stock awards and for the six months ended September 30, 2015, we issued approximately 1,673,000 of unvested restricted stock awards and canceled approximately 207,000 of unvested restricted stock awards. Beginning with the first quarter of fiscal 2016, upon the vesting of certain restricted stock awards employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Six Months Ended September 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)
Other comprehensive income (loss) before reclassifications	1,320	—	(45)	1,275
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at September 30, 2015	$(29,896)	$617	$(70)	$(29,349)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended September 30, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive income (loss) before reclassifications	(7,480)	32	(85)	(7,533)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at September 30, 2014	$(5,949)	$617	$(85)	$(5,417)

12. SEGMENT AND GEOGRAPHIC INFORMATION

        Our operating segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM") to evaluate performance. Our operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. We have one operating segment where we are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels which combined represent a single operating segment, the "publishing segment". Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2015	2014	2015	2014
United States	$185,102	$59,322	$328,540	$124,166
Europe	119,510	44,145	219,733	88,143
Asia Pacific	20,178	9,064	40,484	19,024
Canada and Latin America	22,184	13,746	33,514	20,369

Total net revenue	$346,974	$126,277	$622,271	$251,702

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2015	2014	2015	2014
Console	$301,029	$93,684	$523,603	$177,454
PC and other	45,945	32,593	98,668	74,248

Total net revenue	$346,974	$126,277	$622,271	$251,702

        Our products are delivered through digital online services (digital download, online platforms and cloud streaming) and physical retail. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by distribution channel:	2015	2014	2015	2014
Digital online	$202,426	$80,646	$356,411	$160,847
Physical retail and other	144,548	45,631	265,860	90,855

Total net revenue	$346,974	$126,277	$622,271	$251,702

13. COMMITMENTS AND CONTINGENCIES

        At September 30, 2015, we did not have any significant changes to our commitments since March 31, 2015. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 for more information regarding our commitments.

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

14. SHARE REPURCHASE

Share Repurchase Program

        On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. During the three and six months ended September 30, 2015, we repurchased 953,647 shares of our common stock in the open market for $26,552, including commissions of $10, as part of the program. We have repurchased a total of 5,171,330 shares of our

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

14. SHARE REPURCHASE (Continued)

common stock under this program and as of September 30, 2015, 9,046,353 shares of our common stock remain available for repurchase under the Company's share repurchase program.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 225 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014 and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

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

        We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for Asian markets, which is planned for commercial launch in Korea during our fiscal year 2016.

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Net revenue of Grand Theft Auto products generated 63.9% of the Company's net revenue for the six months ended September 30, 2015. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 66.9% and 64.7% of net revenue during the six months ended

September 30, 2015 and 2014, respectively. As of September 30, 2015 and March 31, 2015, our five largest customers comprised 65.5% and 63.9% of our gross accounts receivable, respectively. We had two customers who accounted for 24.9% and 19.0% of our gross accounts receivable as of September 30, 2015 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2015 and March 31, 2015. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, and Microsoft's Xbox 360 and Xbox One, which comprised 84.1% of the Company's net revenue by product platform for the six months ended September 30, 2015. The success of our business is dependent upon continued consumer acceptance of these platforms and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 57.3% of the Company's net revenue by distribution channel for the six months ended September 30, 2015. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the six months ended September 30, 2015.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V	Rockstar Games	Internal	PC	April 14, 2015
WWE 2K15	2K	Internal/External	PC	April 28, 2015
NBA 2K16	2K	Internal	PS3, PS4, Xbox 360, Xbox One, PC	September 29, 2015

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
WWE 2K16	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 27, 2015 (released)
XCOM 2	2K	Internal	PC, Mac, Linux	February 5, 2016
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	Fiscal Year 2017

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

Recently Issued or Adopted Accounting Pronouncements

Measurement of Inventory

        In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of weighted average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

Internal-Use Software

        In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance for customers to determine whether cloud computing arrangements include software licenses. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company) and early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

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

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on its Consolidated Financial Statements.

Requirements for Reporting Discontinued Operations

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update was applied prospectively beginning April 1, 2015 and did not have an impact on our Consolidated Financial Statements.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.5%	41.2%	55.7%	42.2%

Gross profit	58.5%	58.8%	44.3%	57.8%

Selling and marketing	15.8%	38.9%	16.2%	34.2%
General and administrative	14.4%	34.8%	15.9%	33.1%
Research and development	7.1%	19.4%	9.4%	19.3%
Depreciation and amortization	2.1%	4.1%	2.2%	3.7%

Total operating expenses	39.4%	97.2%	43.7%	90.3%

Income (loss) from operations	19.1%	(38.4)%	0.6%	(32.5)%
Interest and other, net	(2.4)%	(5.9)%	(2.6)%	(6.0)%
Gain on long-term investments, net	0.0%	15.0%	0.0%	7.5%

Income (loss) before income taxes	16.7%	(29.3)%	(2.0)%	(31.0)%
Provision for (benefit from) income taxes	0.9%	3.5%	0.0%	(0.5)%

Net income (loss)	15.8%	(32.8)%	(2.0)%	(30.5)%

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenue by geographic region:
United States	53.3%	47.0%	52.8%	49.3%
International	46.7%	53.0%	47.2%	50.7%
Net revenue by platform:
Console	86.8%	74.2%	84.1%	70.5%
PC and other	13.2%	25.8%	15.9%	29.5%
Net revenue by distribution channel:
Digital online	58.3%	63.9%	57.3%	63.9%
Physical retail and other	41.7%	36.1%	42.7%	36.1%

Three Months Ended September 30, 2015 Compared to September 30, 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$346,974	100.0%	$126,277	100.0%	$220,697	174.8%
Internal royalties	54,918	15.8%	12,413	9.8%	42,505	342.4%
Software development costs and royalties(1)	40,014	11.5%	16,343	12.9%	23,671	144.8%
Product costs	38,777	11.2%	18,761	14.9%	20,016	106.7%
Licenses	10,231	3.0%	4,499	3.6%	5,732	127.4%

Cost of goods sold	143,940	41.5%	52,016	41.2%	91,924	176.7%

Gross profit	$203,034	58.5%	$74,261	58.8%	$128,773	173.4%

(1)
Includes $4,110 and $1,268 of stock-based compensation expense in 2015 and 2014, respectively, included in software development costs and royalties.

        For the three months ended September 30, 2015, net revenue increased by $220.7 million as compared to the prior year. This increase was due primarily to an increase of $170.9 million in revenue from our Grand Theft Auto franchise, mainly due to the recognition of previously deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online during the current period and the release of Grand Theft Auto V on PC in April 2015. The remainder of the increase was due primarily to higher year-over-year net revenue from our NBA 2K franchise.

        Net revenue from console games increased to 86.8% of our total net revenue for the three months ended September 30, 2015, as compared to 74.2% for the same period in the prior year, as this year's results benefited from the recognition of previously deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online. As a result, although net revenue from PC and other increased, the percentage of PC and other to total net revenue decreased to 13.2% for the three months ended September 30, 2015, as compared to 25.8% for the prior year's period.

        Net revenue from physical retail and other channels increased to 41.7% of our total net revenue for the three months ended September 30, 2015, as compared to 36.1% for the same period in the prior year, as we recognized previously deferred revenue from the console versions of Grand Theft Auto V. As a result, net revenue from digital online channels decreased to 58.3% of our total net revenue for the three months ended September 30, 2015, as compared to 63.9% for the same period in the prior year. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 66.4% of net revenue from digital online channels for the three months ended September 30, 2015 as compared to 54.3% of net revenue from digital online channels for the three months ended September 30, 2014, due primarily to the recognition of previously deferred revenue related to virtual currency for Grand Theft Auto Online and NBA 2K.

        Gross profit as a percentage of net revenue for the three months ended September 30, 2015 of 58.5% was slightly lower as compared to 58.8% for the prior year period. The slight decrease was due primarily to higher internal royalties earned by our labels, driven by the performance of our Grand Theft Auto franchise, which was mostly offset by lower product cost as a percentage of net revenues primarily due to a greater share of net revenue in the current period being generated from a product mix with higher selling price points.

        Net revenue earned outside of the United States accounted for 46.7% of our total net revenue for the three months ended September 30, 2015, as compared to 53.0% in the prior year. Changes in foreign currency exchange rates decreased net revenue and gross profit by $8.8 million and $6.1 million, respectively, for the three months ended September 30, 2015 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$54,876	15.8%	$49,136	38.9%	$5,740	11.7%
General and administrative	49,961	14.4%	43,975	34.8%	5,986	13.6%
Research and development	24,413	7.1%	24,533	19.4%	(120)	(0.5)%
Depreciation and amortization	7,353	2.1%	5,130	4.1%	2,223	43.3%

Total operating expenses(1)	$136,603	39.4%	$122,774	97.2%	$13,829	11.3%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$2,112	$2,249
General and administrative	$9,070	$9,095
Research and development	$1,028	$1,256

        Changes in foreign currency exchange rates decreased total operating expenses by $3.8 million for the three months ended September 30, 2015 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $5.7 million for the three months ended September 30, 2015, as compared to the prior year, due primarily to $2.8 million in higher advertising expenses. The higher advertising expenses relate to our NBA 2K franchise and the upcoming release of Mafia III, partially offset by lower advertising spend on Grand Theft Auto V for Sony's PS4 and Microsoft's Xbox One, and other titles released in the prior fiscal year. Additionally, third party customer service costs increased year-over-year by $2.3 million.

General and administrative

        General and administrative expenses increased by $6.0 million for the three months ended September 30, 2015, as compared to the prior year, due to an increase of $2.6 million for personnel and consulting expenses, due primarily to higher performance-based incentive compensation. In addition, $2.5 million of the increase related to higher personnel costs resulting from increased headcount and current year severance costs.

        General and administrative expenses for the three months ended September 30, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $4.3 million and $4.6 million, respectively, related to our development studios.

Research and development

        Research and development expenses were approximately unchanged for the three months ended September 30, 2015 as compared to the prior year.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $2.2 million for the three months ended September 30, 2015, as compared to the prior year, due primarily to higher purchases of fixed assets for studio and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $8.4 million for the three months ended September 30, 2015, as compared to an expense of $7.5 million for the three months ended September 30, 2014. The increase to expense was due primarily to foreign exchange transaction losses of $0.9 million.

Gain on long-term investment, net

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. During the three months ended September 30, 2014, the Company recognized a pretax gain of $19.0 million in connection with the sale of Twitch.

Provision for Income Taxes

        Provision for income taxes was $3.3 million for the three months ended September 30, 2015, as compared to $4.3 million for the three months ended September 30, 2014. The decrease was primarily attributable to tax expense recognized during the three months ended September 30, 2014 in connection with the sale of the Twitch investment.

        Our effective tax rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share

        For the three months ended September 30, 2015, our net income was $54.7 million, as compared to a net loss of $41.4 million in the prior year's period. For the three months ended September 30, 2015, basic earnings per share was $0.63 as compared to a net loss per share of $0.51 in the prior year's period, and diluted earnings per share was $0.55 as compared to a net loss per share of $0.51 in the prior year's period. Basic weighted average shares of 83.8 million were 3.5 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Six Months Ended September 30, 2015 Compared to September 30, 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$622,271	100.0%	$251,702	100.0%	$370,569	147.2%
Internal royalties	160,747	25.8%	20,711	8.2%	140,036	676.1%
Software development costs and royalties(1)	90,507	14.5%	36,649	14.6%	53,858	147.0%
Product costs	78,718	12.7%	37,353	14.8%	41,365	110.7%
Licenses	16,583	2.7%	11,459	4.6%	5,124	44.7%

Cost of goods sold	346,555	55.7%	106,172	42.2%	240,383	226.4%

Gross profit	$275,716	44.3%	$145,530	57.8%	$130,186	89.5%

(1)
Includes $8,804 and $2,739 of stock-based compensation expense in 2015 and 2014, respectively, included in software development costs and royalties.

        For the six months ended September 30, 2015, net revenue increased by $370.6 million, as compared to the prior year. This increase was due primarily to an increase of $298.2 million in revenue from our Grand Theft Auto franchise, mainly due to the recognition of previously deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online during the current period and the release of Grand Theft Auto V on PC in April 2015. The remainder of the increase was due primarily to the recognition of previously deferred revenue from Evolve, and higher net revenue from our NBA 2K franchise.

        Net revenue from console games increased to 84.1% of our total net revenue for the six months ended September 30, 2015 as compared to 70.5% for the same period in the prior year, as this year's results benefited from the recognition of previously deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online. As a result, although net revenue from PC and other increased, the percentage of PC and other to total net revenue decreased to 15.9% for the six months ended September 30, 2015 as compared to 29.5% for the prior year's period.

        Net revenue from physical retail and other channels increased to 42.7% of our total net revenue for the six months ended September 30, 2015 as compared to 36.1% for the same period in the prior year, as we recognized previously deferred revenue from the console versions of Grand Theft Auto V. As a result, net revenue from digital online channels decreased to 57.3% of our total net revenue for the six months ended September 30, 2015 as compared to 63.9% for the same period in the prior year. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 61.0% of net revenue from digital online channels for the six months ended September 30, 2015 as compared to 47.9% of net revenue from digital online channels for the six months ended September 30, 2014, due primarily to the recognition of previously deferred revenue related to virtual currency for Grand Theft Auto Online and NBA 2K.

        Gross profit as a percentage of net revenue for the six months ended September 30, 2015 was 44.3% as compared to 57.8% for the prior year's period. The decrease was due primarily to higher internal royalties earned by our labels, driven by the performance of our Grand Theft Auto franchise.

        Net revenue earned outside of the United States accounted for 47.2% of our total net revenue for the six months ended September 30, 2015, as compared to 50.7% in the prior year. Changes in foreign currency exchange rates decreased net revenue and gross profit by $17.4 million and $12.3 million, respectively, for the six months ended September 30, 2015 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$100,443	16.2%	$85,982	34.2%	$14,461	16.8%
General and administrative	98,996	15.9%	83,327	33.1%	15,669	18.8%
Research and development	58,555	9.4%	48,665	19.3%	9,890	20.3%
Depreciation and amortization	13,928	2.2%	9,278	3.7%	4,650	50.1%

Total operating expenses(1)	$271,922	43.7%	$227,252	90.3%	$44,670	19.7%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$4,495	$4,249
General and administrative	$19,563	$14,055
Research and development	$2,544	$2,803

        Changes in foreign currency exchange rates decreased total operating expenses by $8.1 million for the six months ended September 30, 2015, as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $14.5 million for the six months ended September 30, 2015 as compared to the prior year, due primarily to $6.9 million in higher third party customer service costs and $6.5 million in higher advertising expenses. The higher advertising expenses relate to our NBA 2K franchise and the upcoming releases of Battleborn and Mafia III, partially offset by lower advertising spend on Grand Theft Auto V for Sony's PS4 and Microsoft's Xbox One, and Borderlands: The Pre-Sequel, which both released in the prior fiscal year.

General and administrative

        General and administrative expenses increased by $15.7 million for the six months ended September 30, 2015, as compared to the prior year, due to an increase of $5.5 million related to stock-based compensation, which was due primarily to this year's grants of employee restricted stock having a higher fair value on the grant date, and to higher ZelnickMedia stock-based compensation expense resulting from the Company's relative stock price performance during the six months ended September 30, 2015. Also contributing to the increase was $3.3 million related to higher headcount and severance costs, and $2.7 million in increased personnel and consulting expenses mainly due to higher performance based incentive compensation. In addition, there was $1.2 million in increased restructuring costs due to a studio closure and $1.1 million in increased IT spend.

        General and administrative expenses for the six months ended September 30, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $9.1 million and $8.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $9.9 million for the six months ended September 30, 2015 as compared to the prior year due to $6.6 million in higher production expenses for new titles in development that had not reached technological feasibility and $3.0 million in lower government grants recognized at certain of our development studios.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $4.7 million for the six months ended September 30, 2015, as compared to the prior year, due primarily to higher purchases of fixed assets for studio and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $15.9 million for the six months ended September 30, 2015, as compared to an expense of $15.2 million for the six months ended September 30, 2014. The increase to expense was due primarily to foreign exchange transaction losses of $0.9 million, partially offset by higher interest income of $0.4 million.

Gain on long-term investments, net

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. During the six months ended September 30, 2014, the Company recognized a pretax gain of $19.0 million in connection with the sale of Twitch.

Provision for (Benefit from) Income Taxes

        Provision for income taxes was $0.2 million for the six months ended September 30, 2015 as compared to a benefit of $1.2 million for the six months ended September 30, 2014. The increase in tax expense is primarily attributable to foreign withholding taxes and increased current earnings.

        Our effective tax rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share

        For the six months ended September 30, 2015, our net loss was $12.3 million, as compared to $76.8 million in the prior year's period. For the six months ended September 30, 2015 and 2014, basic and diluted loss per share were $0.15 and $0.96, respectively. Basic and diluted weighted average shares outstanding of 83.3 million were 3.4 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures.

We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

        As of September 30, 2015, the Company has $353.0 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at September 30, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.69% at September 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of September 30, 2015, there was $98.3 million available to borrow under the Credit Agreement. At September 30, 2015, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2015. Accordingly, as of October 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through December 31, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underwriting conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018, only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2015. Accordingly, as of October 1, 2015 the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2015. If the 1.00% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 66.9% and 64.7% of net revenue for the six months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and March 31, 2015, our five largest customers accounted for 65.5% and 63.9% of our gross accounts receivable balance, respectively. We had two customers who accounted for 24.9% and 19.0% of our gross accounts receivable as of September 30, 2015 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2015 and March 31, 2015. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of September 30, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $157.5 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

        On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. During the three and six months ended September 30, 2015, we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. We have repurchased a total of 5,171,330 shares of our common stock under this program and as of September 30, 2015, 9,046,353 shares of our common stock remain available for repurchase under the Company's share repurchase program.

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

        Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2015	2014
Net cash provided by (used in) operating activities	$20,014	$(131,822)
Net cash used in investing activities	(193,181)	(50,669)
Net cash (used in) provided by financing activities	(27,409)	4,843
Effects of foreign currency exchange rates on cash and cash equivalents	1,169	(3,342)

Net decrease in cash and cash equivalents	$(199,407)	$(180,990)

        At September 30, 2015, we had $711.7 million of cash and cash equivalents, compared to $911.1 million at March 31, 2015. The decrease in cash and cash equivalents was due primarily to cash used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to net purchases of $167.4 million of short-term investments and $25.8 million for purchases of fixed assets. Net cash provided by operations was due primarily to cash generated from the sale of Grand Theft Auto V partially offset by investments in software development. Additionally, during the six months ended September 30, 2015, we used cash in financing activities of $27.4 million, of which $26.6 million was to repurchase shares of our common stock.

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

Off-Balance Sheet Arrangements

        As of September 30, 2015 and March 31, 2015, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2015 and 2014, 46.7% and 53.0%, respectively, of our net revenue was earned outside of the United States. For the six months ended September 30, 2015 and 2014, 47.2% and 50.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of September 30, 2015, our $353.0 million of short-term investments included $104.4 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $711.7 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of September 30, 2015.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at September 30, 2015), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 1.69% at September 30, 2015), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2015, our foreign currency translation gain adjustment was $1.3 million. We recognized foreign currency exchange transaction losses of $0.9 million in the three months ended September 30, 2015, in interest and other, net in our Condensed Consolidated Statements of Operations. We recognized foreign currency exchange transaction losses of $1.1 million and $0.2 million in the six months ended September 30, 2015 and 2014, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2015, we had $2.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $76.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2015, we had $4.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months September 30, 2015 and 2014, we recorded a gain of $0.3 million and $0.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months September 30, 2015 and 2014, we recorded a loss of $0.3 million and $0.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. The fair value of these outstanding forward contracts was $0.2 million and is included in accrued and other current liabilities at September 30, 2015 and

$0.6 million at March 31, 2015 and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the six months ended September 30, 2015, 47.2% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.7%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. As of September 30, 2015, 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program.

        Summary Table—The table below details the share repurchases that were made under the Company's share repurchase program during the three months ended September 30, 2015:

	Shares repurchased under repurchase program
Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1 - 31, 2015	—	$—	—	10,000,000
August 1 - 31, 2015	953,647	$27.84	953,647	9,046,353
September 1 - 30, 2015	—	$—	—	9,046,353

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: November 5, 2015	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2015	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)