Form 10-Q
period 2015-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2016-02-04
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
OR
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

        As of January 29, 2016, there were 84,812,555 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$835,241	$911,120
Short-term investments	379,440	186,929
Restricted cash	204,089	169,678
Accounts receivable, net of allowances of $70,995 and $70,471 at December 31, 2015 and March 31, 2015, respectively	263,690	217,860
Inventory	20,207	20,051
Software development costs and licenses	214,540	163,385
Deferred cost of goods sold	128,972	56,779
Prepaid expenses and other	60,129	54,057

Total current assets	2,106,308	1,779,859
Fixed assets, net	76,661	69,792
Software development costs and licenses, net of current portion	167,382	124,329
Deferred cost of goods sold, net of current portion	1,742	19,869
Goodwill	216,777	217,288
Other intangibles, net	4,609	4,769
Other assets	11,530	12,167

Total assets	$2,585,009	$2,228,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,603	$38,789
Accrued expenses and other current liabilities	603,613	444,738
Deferred revenue	791,758	482,733

Total current liabilities	1,454,974	966,260
Long-term debt	491,576	473,030
Non-current deferred revenue	39,885	164,618
Other long-term liabilities	71,600	61,077

Total liabilities	2,058,035	1,664,985

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,373 and 104,594 shares issued and 87,181 and 88,356 outstanding at December 31, 2015 and March 31, 2015, respectively	1,044	1,046
Additional paid-in capital	1,077,449	1,028,197
Treasury stock, at cost; 17,192 and 16,238 common shares at December 31, 2015 and March 31, 2015, respectively	(303,388)	(276,836)
Accumulated deficit	(213,396)	(158,695)
Accumulated other comprehensive loss	(34,735)	(30,624)

Total stockholders' equity	526,974	563,088

Total liabilities and stockholders' equity	$2,585,009	$2,228,073

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenue	$414,221	$531,147	$1,036,492	$782,849
Cost of goods sold	257,861	278,013	604,416	384,185

Gross profit	156,360	253,134	432,076	398,664
Selling and marketing	59,846	96,892	160,289	182,874
General and administrative	49,061	53,564	148,057	136,891
Research and development	27,944	31,221	86,499	79,886
Business reorganization	71,172	—	71,172	—
Depreciation and amortization	7,534	5,845	21,462	15,123

Total operating expenses	215,557	187,522	487,479	414,774

(Loss) income from operations	(59,197)	65,612	(55,403)	(16,110)
Interest and other, net	(8,018)	(9,458)	(23,948)	(24,689)
(Loss) gain on long-term investments, net	—	(1,500)	—	17,476

(Loss) income before income taxes	(67,215)	54,654	(79,351)	(23,323)
(Benefit from) provision for income taxes	(24,802)	14,561	(24,650)	13,356

Net (loss) income	$(42,413)	$40,093	$(54,701)	$(36,679)

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.51)	$0.46	$(0.66)	$(0.46)

Diluted (loss) earnings per share	$(0.51)	$0.42	$(0.66)	$(0.46)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net (loss) income	$(42,413)	$40,093	$(54,701)	$(36,679)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,281)	(12,032)	(3,961)	(19,512)
Cash flow hedges:
Change in unrealized gains on cash flow hedges, net of taxes	—	—	—	32
Reclassification to earnings for realized gains on cash flow hedges	(17)	—	(17)	—

Change in fair value of effective cash flow hedges	(17)	—	(17)	32
Available-for-sale securities:
Unrealized losses, net on available-for-sale securities, net of taxes	(114)	(94)	(159)	(179)
Reclassification to earnings for realized gains, net on available for sale securities	26	—	26	—

Change in fair value of available for sale securities	(88)	(94)	(133)	(179)

Other comprehensive loss	(5,386)	(12,126)	(4,111)	(19,659)

Comprehensive (loss) income	$(47,799)	$27,967	$(58,812)	$(56,338)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net loss	$(54,701)	$(36,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	83,056	89,768
Depreciation and amortization	21,462	15,123
Stock-based compensation	54,144	52,474
Deferred income taxes	—	641
Amortization of discount on Convertible Notes	17,454	16,389
Amortization of debt issuance costs	1,181	1,260
Gain on long-term investments, net	—	(17,476)
Amortization and impairment of intellectual property	160	320
Other, net	2,573	2,262
Changes in assets and liabilities:
Restricted cash	(34,411)	162,538
Accounts receivable	(46,227)	(382,566)
Inventory	(374)	5,163
Software development costs and licenses	(170,074)	(155,454)
Prepaid expenses, other current and other non-current assets	(6,514)	(52,092)
Deferred revenue	184,955	456,623
Deferred cost of goods sold	(54,418)	(63,203)
Accounts payable, accrued expenses and other liabilities	190,557	(34,565)

Net cash provided by operating activities	188,823	60,526

Investing activities:
Change in bank time deposits	(189,564)	—
Sales and maturities of available-for-sale securities	19,014	—
Purchases of available-for-sale securities	(25,768)	(79,677)
Purchases of fixed assets	(28,579)	(36,579)
Purchase of long-term investments	—	(5,000)
Cash received from sale of long-term investment	—	21,976

Net cash used in investing activities	(224,897)	(99,280)

Financing activities:
Excess tax benefit from stock-based compensation	1,509	10,352
Tax payment related to net share settlements on restricted stock awards	(14,506)	—
Repurchase of common stock	(26,552)	—

Net cash (used in) provided by financing activities	(39,549)	10,352

Effects of foreign currency exchange rates on cash and cash equivalents	(256)	(9,546)

Net decrease in cash and cash equivalents	(75,879)	(37,948)
Cash and cash equivalents, beginning of year	911,120	935,400

Cash and cash equivalents, end of period	$835,241	$897,452

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

Recently Issued or Adopted Accounting Pronouncements

Measurement of Financial Assets and Liabilities

        The Financial Accounting Standards Board ("FASB") recently issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. It provides an election to subsequently

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes, and also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is not permitted. An entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

Classification of Deferred Taxes

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance simplifies the balance sheet classification of deferred taxes by requiring all deferred taxes to be presented as noncurrent assets or liabilities. This update can be applied either retrospectively or prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Measurement of Inventory

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of weighted average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

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

Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("AUS 2015-03").This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted.

        We adopted ASU 2015-03 effective October 1, 2015. The adoption of ASU 2015-03 had no impact on our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows, and had the following impact to our December 31, 2015 Condensed Consolidated Balance Sheet and our previously reported March 31, 2015 Consolidated Balance Sheet:

		March 31, 2015
	December 31, 2015 Effect of Change	Originally Reported	As Adjusted	Effect of Change
Prepaid expenses and other	$(1,331)	$55,506	$54,057	$(1,449)
Other assets	(604)	13,745	12,167	(1,578)
Long-term debt	(1,935)	476,057	473,030	(3,027)

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

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (as amended, the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,931 and $3,119 during the three months ended December 31, 2015 and 2014, respectively and $5,792 during each of the nine months ended December 31, 2015 and 2014.

        In April 2011, pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vested annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that were eligible to vest through May 26, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must have performed at the 75th percentile, or top quartile, of the NASDAQ Composite Index. None of the shares of restricted stock granted pursuant to the 2011 Management Agreement remained unvested as of December 31, 2015. For the three months ended December 31, 2014, we recorded stock-based compensation expenses (a component of general and administrative expenses) of $11,239 and for the nine months ended December 31, 2015 and 2014, we recorded stock-based compensation expenses (a component of general and administrative expenses) of $3,971 and $19,045, respectively, in each case related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

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

	Nine Months Ended December 31,
	2015	2014
Time-based	151,575	178,654
Market-based(1)	280,512	330,628
Performance-based(1)
New IP	46,752	55,104
Major IP	46,752	55,104

Total- Performance-based	93,504	110,208

Total Restricted Stock Units	525,591	619,490

(1)
Represents the maximum number of shares eligible to vest.

        Time-based restricted stock units granted on April 1, 2014 will vest on April 1, 2016 and those granted on May 20, 2015 will vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia. We also granted performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved for the "New IP" and "Major IP" performance-based restricted stock units granted on April 1, 2014 and May 20, 2015.

        For the three months ended December 31, 2015 and 2014 we recorded stock-based compensation expenses (a component of general and administrative expenses) of $8,450 and $2,495, respectively, and for the nine months ended December 31, 2015 and 2014 we recorded stock-based compensation expenses (a component of general and administrative expenses) of $16,737 and $5,074, respectively, in each case related to the restricted stock units granted pursuant to the 2014 Management Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

        The unvested portion of time-based, market-based and performance-based restricted stock units granted pursuant to the 2014 Management Agreement as of December 31, 2015 and March 31, 2015 was 1,145,081 and 619,490, respectively.

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

	December 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$561,779	$561,779	$—	$—	Cash and cash equivalents
Bank-time deposits	6,700	6,700	—	—	Cash and cash equivalents
Corporate bonds	105,000	—	105,000	—	Short-term investments
Bank-time deposits	274,440	274,440	—	—	Short-term investments
Foreign currency forward contracts	15	—	15	—	Prepaid expenses and other
Foreign currency forward contracts	(11)	—	(11)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$947,923	$842,919	$105,004	$—

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

        The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended December 31, 2015.

Debt

        As of December 31, 2015, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $457,025 and $478,745, respectively. The fair value was determined using Level 2 inputs, observable market data, for the Convertible Notes and its embedded option feature. See Note 9 for additional information regarding our Convertible Notes.

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following:

	December 31, 2015
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$274,440	$—	$—	$274,440
Available-for-sale securities:
Corporate bonds	105,158	—	(158)	105,000

Total short-term investments	$379,598	$—	$(158)	$379,440

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS (Continued)

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$87,500	$—	$—	$87,500
Available-for-sale securities:
Corporate bonds	99,454	39	(64)	99,429

Total short-term investments	$186,954	$39	$(64)	$186,929

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2015.

        The following table summarizes the contracted maturities of our short-term investments at December 31, 2015:

	December 31, 2015
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$372,880	$372,745
Due in 1 - 2 years	6,718	6,695

Total short-term investments	$379,598	$379,440

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. The Company classifies cash flows from its derivative transactions as cash flows provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows. We do not enter into derivative financial contracts for speculative or trading purposes. All foreign currency forward contracts have maturities of less than one year. The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2015	March 31, 2015
Forward contracts to sell foreign currencies	$54,294	$72,488
Forward contracts to purchase foreign currencies	$2,205	4,097

        For the three months ended December 31, 2015 and 2014, we recorded a gain of $1,230 and $7,702, respectively, and for the nine months ended December 31, 2015 and 2014, we recorded a gain of $908 and $7,270, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

6. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2015	March 31, 2015
Finished products	$17,980	$17,229
Parts and supplies	2,227	2,822

Inventory	$20,207	$20,051

        Estimated product returns included in inventory at December 31, 2015 and March 31, 2015 were $624 and $921, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2015		March 31, 2015
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$145,525	$127,107	$54,225	$116,026
Software development costs, externally developed	66,469	40,275	102,713	8,303
Licenses	2,546	—	6,447	—

Software development costs and licenses	$214,540	$167,382	$163,385	$124,329

        Software development costs and licenses as of December 31, 2015 and March 31, 2015 included $300,689 and $211,248, respectively, related to titles that have not been released. During the three months ended December 31, 2014 we recorded $14,297 of software development impairment charges (a component of cost of goods sold). During the nine months ended December 31, 2015 and 2014 we recorded $2,133 and $14,297, respectively, of software development impairment charges (a component of cost of goods sold).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	March 31, 2015
Software development royalties	$351,959	$307,953
Business reorganization	66,607	—
Compensation and benefits	52,547	47,763
Licenses	38,317	23,974
Marketing and promotions	44,188	21,708
Other	49,995	43,340

Accrued expenses and other current liabilities	$603,613	$444,738

9. DEBT

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.00% at December 31, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.92% at December 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at December 31, 2015 and March 31, 2015.

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

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2015	March 31, 2015
Available borrowings	$98,335	$98,335
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $111 for each of the three months ended December 31, 2015 and 2014, and $332 and $408 for the nine months ended December 31, 2015 and 2014, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2015. Accordingly, as of January 1, 2016 the 1.75% Convertible Notes may be converted at the holder's option through March 31, 2016. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        As of December 31, 2015 and March 31, 2015, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $206,195 and $83,373, respectively.

        The following table provides additional information related to our 1.75% Convertible Notes:

	December 31, 2015	March 31, 2015
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	10,928	19,386
Carrying amount of debt issuance costs	904	1,662

Net carrying amount of 1.75% Convertible Notes	$238,168	$228,952

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cash interest expense (coupon interest expense)	$1,094	$1,094	$3,281	$3,282
Non-cash amortization of discount on 1.75% Convertible Notes	2,867	2,682	8,458	7,913
Amortization of debt issuance costs	250	262	758	795

Total interest expense related to 1.75% Convertible Notes	$4,211	$4,038	$12,497	$11,990

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018, only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2015. Accordingly, as of January 1, 2016 the 1.00% Convertible Notes may be converted at the holder's option through March 31, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        As of December 31, 2015 and March 31, 2015, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $177,997 and $52,671, respectively.

        The following table provides additional information related to our 1.00% Convertible Notes:

	December 31, 2015	March 31, 2015
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	33,061	42,057
Carrying amount of debt issuance costs	1,031	1,365

Net carrying amount of 1.00% Convertible Notes	$253,408	$244,078

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cash interest expense (coupon interest expense)	$719	$719	$2,156	$2,156
Non-cash amortization of discount on 1.00% Convertible Notes	3,043	2,868	8,996	8,477
Amortization of debt issuance costs	110	116	334	352

Total interest expense related to 1.00% Convertible Notes	$3,872	$3,703	$11,486	$10,985

10. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Computation of Basic earnings (loss) per share:
Net (loss) income	$(42,413)	$40,093	$(54,701)	$(36,679)
Less: net income allocated to participating securities	—	(3,127)	—	—

Net income (loss) for basic earnings (loss) per share calculation	$(42,413)	$36,966	$(54,701)	$(36,679)

Total weighted average shares outstanding—basic	83,426	87,483	83,338	80,128
Less: weighted average participating shares outstanding	—	(6,824)	—	—

Weighted average common shares outstanding—basic	83,426	80,659	83,338	80,128

Basic earnings (loss) per share	$(0.51)	$0.46	$(0.66)	$(0.46)

Computation of Diluted earnings (loss) per share:
Net income (loss)	$(42,413)	$40,093	$(54,701)	$(36,679)
Less: net income allocated to participating securities	—	(2,401)	—	—
Add: interest expense, net of tax, on Convertible Notes	—	7,199	—	—

Net income (loss) for diluted EPS calculation	$(42,413)	$44,891	$(54,701)	$(36,679)

Weighted average common shares outstanding—basic	83,426	80,659	83,338	80,128
Add: dilutive effect of common stock equivalents	—	26,455	—	—

Total weighted average shares outstanding—diluted	83,426	107,114	83,338	80,128

Diluted earnings (loss) per share	$(0.51)	$0.42	$(0.66)	$(0.46)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

        The Company incurred a net loss for the three and nine months ended December 31, 2015 and 2014; therefore, the basic and diluted weighted average shares outstanding excluded the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. For the three months ended December 31, 2014, the calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the three and nine months ended December 31, 2015, we had approximately 3,143,000 participating securities and for the nine months ended December 31, 2014, we had approximately 6,536,000 participating securities which are excluded from the EPS calculation due to the net loss for those periods.

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

        For the three months ended December 31, 2015, we issued approximately 428,000 of unvested restricted stock awards and canceled approximately 20,000 of unvested restricted stock awards and for the nine months ended December 31, 2015, we issued approximately 2,101,000 of unvested restricted stock awards and canceled approximately 227,000 of unvested restricted stock awards. Beginning with the first quarter of fiscal 2016, upon the vesting of certain restricted stock awards employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Nine Months Ended December 31, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments(1)	Unrealized gain (loss) on available-for- sales securities(2)	Total
Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)
Other comprehensive income (loss) before reclassifications	(3,961)	—	(159)	(4,120)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	26	9

Balance at December 31, 2015	$(35,177)	$600	$(158)	$(34,735)

(1)
Amounts reclassified from Accumulated other comprehensive income (loss) are included in Cost of goods sold in the Condensed Consolidated Statement of Operations.

(2)
Amounts reclassified from Accumulated other comprehensive income (loss) are included in Interest and other, net in the Condensed Consolidated Statement of Operations.

	Nine Months Ended December 31, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive income (loss) before reclassifications	(19,512)	32	(179)	(19,659)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at December 31, 2014	$(17,981)	$617	$(179)	$(17,543)

12. SEGMENT AND GEOGRAPHIC INFORMATION

        We are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, which are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels, which represent a single operating segment, the "publishing segment". Our publishing segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM") to evaluate performance. Our operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Revenue earned from our publishing segment is

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2015	2014	2015	2014
United States	$218,386	$334,257	$546,926	$458,423
Europe	142,326	127,600	362,059	215,743
Asia Pacific	28,429	46,417	68,913	65,441
Canada and Latin America	25,080	22,873	58,594	43,242

Total net revenue	$414,221	$531,147	$1,036,492	$782,849

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2015	2014	2015	2014
Console	$355,235	$443,093	$878,838	$620,547
PC and other	58,986	88,054	157,654	162,302

Total net revenue	$414,221	$531,147	$1,036,492	$782,849

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by distribution channel:	2015	2014	2015	2014
Physical retail and other	$267,772	$381,307	$533,632	$472,162
Digital online	146,449	149,840	502,860	310,687

Total net revenue	$414,221	$531,147	$1,036,492	$782,849

13. BUSINESS REORGANIZATION

        During the three and nine months ended December 31, 2015, the Company incurred business reorganization expenses of $71,172 due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through December 31, 2015, the Company has paid $4,565 related to these reorganization activities and $66,607 remains accrued for in Accrued expenses and other current liabilities. The Company may incur additional charges related to these reorganization activities of up to $8,000.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES

        At December 31, 2015, we did not have any significant changes to our commitments since March 31, 2015. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 for more information regarding our commitments.

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

15. SHARE REPURCHASE

Share Repurchase Program

        On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. During the three months ended December 31, 2015, we did not repurchase any shares of our common stock and during the nine months ended December 31, 2015, we repurchased 953,647 shares of our common stock in the open market for $26,552, including commissions of $10, as part of the program. We have repurchased a total of 5,171,330 shares of our common stock under this program and as of December 31, 2015, 9,046,353 shares of our common stock remain available for repurchase under the Company's share repurchase program.

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

16. INCOME TAXES

        As a result of recent tax legislation, in the United Kingdom, video game developers became eligible to claim certain tax deductions on applicable video games. During the current quarter, the Company recognized a discrete tax benefit of $26,402 from such deductions for a qualified title relating to a prior period. The Company estimates a net tax benefit of approximately $12,000 with respect to the fiscal year ending March 31, 2016 and has included it as a component of the annual effective rate.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 235 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes successful externally developed franchises, such as Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.

        We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, in December 2015, Civilization Online, our free-to-play massively multiplayer online game developed by South Korean-based studio XLGAMES, had its commercial launch in Korea.

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Grand Theft Auto products generated 56.4% of the Company's net revenue for the nine months ended December 31, 2015. The timing of new Grand Theft Auto releases may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continually monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 65.3% and 60.8% of net revenue during the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and March 31, 2015, our

five largest customers comprised 66.3% and 63.9% of our gross accounts receivable, respectively. We had three customers that accounted for 21.1%, 14.8% and 13.1% of our gross accounts receivable as of December 31, 2015 and three customers that accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2015 and March 31, 2015. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS3 and PS4, and Microsoft's Xbox 360 and Xbox One, which comprised 84.8% of the Company's net revenue by product platform for the nine months ended December 31, 2015. The success of our business is dependent upon continued consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, we have a limited ability to predict the consumer acceptance of future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 48.5% of the Company's net revenue by distribution channel for the nine months ended December 31, 2015. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the nine months ended December 31, 2015.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V	Rockstar Games	Internal	PC	April 14, 2015
WWE 2K15	2K	Internal/External	PC	April 28, 2015
NBA 2K16	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 29, 2015
WWE 2K16	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 27, 2015

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
XCOM 2	2K	Internal	PC, Mac, Linux	February 5, 2016
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	Fiscal Year 2017

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

Recently Issued or Adopted Accounting Pronouncements

Measurement of Financial Assets and Liabilities

        The Financial Accounting Standards Board ("FASB") recently issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. It provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes, and also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is not permitted. An entity will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

Classification of Deferred Taxes

        In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance simplifies the balance sheet classification of deferred taxes by requiring all deferred taxes to be presented as noncurrent assets or liabilities. This update can be applied either retrospectively or prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The adoption of this new guidance is not expected to have a material effect on our Consolidated Financial Statements.

Measurement of Inventory

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This new guidance requires the measurement of inventory to be reflected at the lower of cost or net realizable value for inventories measured using any method other than last-in-first-out or the retail inventory method. Currently, we value our inventory at the lower of weighted average cost or market. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on its Consolidated Financial Statements.

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

Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") This new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This update will be applied retrospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2015 (April 1, 2016 for the Company). Early adoption is permitted.

        We adopted ASU 2015-03 effective October 1, 2015, and it did not have a material effect on our Condensed Consolidated Financial Statements.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.3%	52.3%	58.3%	49.1%

Gross profit	37.7%	47.7%	41.7%	50.9%

Selling and marketing	14.5%	18.2%	15.4%	23.4%
General and administrative	11.8%	10.1%	14.3%	17.5%
Research and development	6.7%	5.9%	8.3%	10.2%
Business reorganization	17.2%	—	6.9%	—
Depreciation and amortization	1.8%	1.1%	2.1%	1.9%

Total operating expenses	52.0%	35.3%	47.0%	53.0%

(Loss) income from operations	(14.3)%	12.4%	(5.3)%	(2.1)%
Interest and other, net	(1.9)%	(1.8)%	(2.4)%	(3.2)%
(Loss) gain on long-term investments, net	—	(0.3)%	—	2.3%

(Loss) income before income taxes	(16.2)%	10.3%	(7.7)%	(3.0)%
(Benefit from) provision for income taxes	(6.0)%	2.8%	(2.4)%	1.7%

Net (loss) income	(10.2)%	7.5%	(5.3)%	(4.7)%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenue by geographic region:
United States	52.7%	62.9%	52.8%	58.6%
International	47.3%	37.1%	47.2%	41.4%
Net revenue by platform:
Console	85.8%	83.4%	84.8%	79.3%
PC and other	14.2%	16.6%	15.2%	20.7%
Net revenue by distribution channel:
Physical retail and other	64.6%	71.8%	51.5%	60.3%
Digital online	35.4%	28.2%	48.5%	39.7%

Three Months Ended December 31, 2015 Compared to December 31, 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$414,221	100.0%	$531,147	100.0%	$(116,926)	(22.0)%
Internal royalties	95,311	23.0%	14,099	2.7%	81,212	576.0%
Software development costs and royalties(1)	61,653	14.9%	108,214	20.4%	(46,561)	(43.0)%
Product costs	74,934	18.1%	102,068	19.2%	(27,134)	(26.6)%
Licenses	25,963	6.3%	53,632	10.1%	(27,669)	(51.6)%

Cost of goods sold	257,861	62.3%	278,013	52.3%	(20,152)	(7.2)%

Gross profit	$156,360	37.7%	$253,134	47.7%	$(96,774)	(38.2)%

(1)
Includes $4,131 and $8,323 of stock-based compensation expense in 2015 and 2014, respectively, included in software development costs and royalties.

        For the three months ended December 31, 2015, net revenue decreased by $116.9 million as compared to the prior year. This decrease was due primarily to a decrease of $222.3 million in revenues from (1) our NBA 2K franchise, due to the deferral of revenues from NBA 2K16 and (2) Borderlands: The Pre-Sequel, which was released in October 2014. These decreases were partially offset by an increase of $109.6 million in revenue from our Grand Theft Auto franchise, due primarily to the recognition of previously-deferred revenue from the PS4 and Xbox One versions of Grand Theft Auto V and Grand Theft Auto Online, along with revenue from the release of Grand Theft Auto V on PC in April 2015.

        Net revenue from console games increased to 85.8% of our total net revenue for the three months ended December 31, 2015, as compared to 83.4% for the same period in the prior year, as this year's results benefited from a higher percentage of net revenues generated from the PS4 and Xbox One versions of Grand Theft Auto V and Grand Theft Auto Online. PC and other decreased to 14.2% of our total net revenue for the three months ended December 31, 2015, as compared to 16.6% for the prior year's period, as the prior period benefited from the PC release of Sid Meier's Civilization: Beyond Earth in October 2014.

        Net revenue from physical retail and other channels decreased as a percentage of total net revenue to 64.6% for the three months ended December 31, 2015, as compared to 71.8% for the same period in the prior year. Net revenue from digital online channels increased to 35.4% of our total net revenue for the three months ended December 31, 2015, as compared to 28.2% for the same period in the prior year. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 40.3% of net revenue from digital online channels for the three months ended December 31, 2015 as compared to 39.5% of net revenue from digital online channels for the three months ended December 31, 2014, due primarily to the recognition of previously-deferred revenue related to virtual currency for Grand Theft Auto Online and NBA 2K.

        Gross profit as a percentage of net revenue for the three months ended December 31, 2015 was 37.7% as compared to 47.7% for the prior year period. The decrease was due primarily to higher internal royalties earned by our labels, driven by the performance of our Grand Theft Auto franchise. The higher internal royalties were partially offset by (1) lower software development costs and royalties as a percentage of net revenues, due primarily to sales mix and having a higher percentage of net revenues from catalog titles, which typically have lower capitalized software costs, and (2) lower product costs in the current period as a percentage of net revenues due primarily to an increase in the proportion of net revenues from digital online channels.

        Net revenue earned outside of the United States accounted for 47.3% of our total net revenue for the three months ended December 31, 2015, as compared to 37.1% in the prior year, due to the increase in Grand Theft Auto V sales outside of the United States. Changes in foreign currency exchange rates decreased net revenue and gross profit by $9.1 million and $5.1 million, respectively, for the three months ended December 31, 2015 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$59,846	14.5%	$96,892	18.2%	$(37,046)	(38.2)%
General and administrative	49,061	11.8%	53,564	10.1%	(4,503)	(8.4)%
Research and development	27,944	6.7%	31,221	5.9%	(3,277)	(10.5)%
Business reorganization	71,172	17.2%	—	—	71,172	N/A
Depreciation and amortization	7,534	1.8%	5,845	1.1%	1,689	28.9%

Total operating expenses(1)	$215,557	52.0%	$187,522	35.3%	$28,035	15.0%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$2,364	$2,411
General and administrative	$11,761	$16,437
Research and development	$482	$1,457

        Changes in foreign currency exchange rates decreased total operating expenses by $2.7 million for the three months ended December 31, 2015 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased by $37.0 million for the three months ended December 31, 2015, as compared to the prior year, due primarily to $33.3 million in lower advertising expenses. Advertising expenses were higher in the prior year period due primarily to the releases of Grand Theft Auto V for the PS4 and Xbox One, and Borderlands: The Pre-Sequel.

General and administrative

        General and administrative expenses decreased by $4.5 million for the three months ended December 31, 2015, as compared to the prior year, due primarily to a decrease of $4.7 million in stock-based compensation expense, as the prior year period included expenses related to ZelnickMedia's stock-based compensation for the market-based awards granted under the 2011 Management Agreement.

        General and administrative expenses for the three months ended December 31, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $3.8 million and $4.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased by $3.3 million for the three months ended December 31, 2015, as compared to the prior year period, due primarily to higher payroll capitalization at our development studios related to upcoming product releases and lower stock-based compensation expense.

Business reorganization

        During the three months ended December 31, 2015, the Company incurred business reorganization expenses of $71.2 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through December 31, 2015, the Company has paid $4.6 million related to these reorganization activities and $66.6 million remains accrued for in Accrued expenses and other current liabilities. The Company may incur additional charges related to these reorganization activities of up to $8.0 million.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $1.7 million for the three months ended December 31, 2015, as compared to the prior year, due primarily to higher purchases of fixed assets for studio and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $8.0 million for the three months ended December 31, 2015, as compared to an expense of $9.5 million for the three months ended December 31, 2014. The decrease to expense was due primarily to lower foreign exchange transaction losses of $1.4 million.

(Benefit from) Provision for Income Taxes

        The benefit from income taxes of $24.8 million for the three months ended December 31, 2015, as compared to a provision for income taxes of $14.6 million for the three months ended December 31, 2014. The increase in benefit is primarily related to a discrete tax benefit of approximately $26.4 million recognized in the quarter from a tax deduction relating to a prior period.

        Our effective tax rate differed from the federal statutory rate due primarily to the discrete benefit recognized from the tax deduction relating to a prior period, the estimated impact that such tax incentive has on the current fiscal year; and changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net (loss) income and (loss) earnings per share

        For the three months ended December 31, 2015, our net loss was $42.4 million, as compared to net income of $40.1 million in the prior year's period. For the three months ended December 31, 2015, basic loss per share was $0.51 as compared to basic earnings per share of $0.46 in the prior year's period, and diluted loss per share was $0.51 as compared to diluted earnings per share of $0.42 in the prior year's period. Basic weighted average shares of 83.4 million were 2.8 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Nine Months Ended December 31, 2015 Compared to December 31, 2014

(thousands of dollars)	2015	%	2014	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,036,492	100.0%	$782,849	100.0%	$253,643	32.4%
Internal royalties	256,058	24.7%	34,810	4.4%	221,248	635.6%
Software development costs and royalties(1)	152,160	14.7%	144,863	18.5%	7,297	5.0%
Product costs	153,652	14.8%	139,421	17.8%	14,231	10.2%
Licenses	42,546	4.1%	65,091	8.3%	(22,545)	(34.6)%

Cost of goods sold	604,416	58.3%	384,185	49.1%	220,231	57.3%

Gross profit	$432,076	41.7%	$398,664	50.9%	$33,412	8.4%

(1)
Includes $12,935 and $11,062 of stock-based compensation expense in 2015 and 2014, respectively, included in software development costs and royalties.

        For the nine months ended December 31, 2015, net revenue increased by $253.6 million, as compared to the prior year. This increase was due primarily to an increase of $407.7 million in revenue from our Grand Theft Auto franchise, due primarily to the recognition of previously-deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online, and the release of Grand Theft Auto V on PC in April 2015, as well as the recognition of previously-deferred revenue from Evolve. These increases were partially offset by lower revenues from our NBA 2K franchise, due to the deferral of revenues from NBA 2K16, and Borderlands: The Pre-Sequel, which was released in the prior fiscal year.

        Net revenue from console games increased to 84.8% of our total net revenue for the nine months ended December 31, 2015 as compared to 79.3% for the same period in the prior year, as this year's results benefited from the recognition of previously-deferred revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online. PC and other decreased to 15.2% for the nine months ended December 31, 2015, as compared to 20.7% for the prior year's period, as last year's period benefited from the PC release of Sid Meier's Civilization: Beyond Earth in October 2014.

        Although net revenue from physical retail and other channels increased, it decreased as a percentage of total net revenue to 51.5% for the nine months ended December 31, 2015, as compared to 60.3% for the same period in the prior year. Net revenue from digital online channels increased to 48.5% of our total net revenue for the nine months ended December 31, 2015, as compared to 39.7% for the same period in the prior year, driven by the increase in recurrent consumer spending. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 55.1% of net revenue from digital online channels for the nine months ended December 31, 2015, as compared to 44.8% of net revenue from digital online channels for the nine months ended December 31, 2014, due primarily to the recognition of previously-deferred revenue related to virtual currency for Grand Theft Auto Online and NBA 2K.

        Gross profit as a percentage of net revenue for the nine months ended December 31, 2015 was 41.7%, as compared to 50.9% for the same period in the prior year. The decrease was due primarily to higher internal royalties earned by our labels, driven by the performance of our Grand Theft Auto franchise. The higher internal royalties were partially offset by (1) lower software development costs and royalties as a percentage of net revenues due primarily to sales mix and having a higher percentage of revenues from catalog titles, which typically have lower capitalized software costs, and (2) lower product costs in the current period as a percentage of net revenues due primarily to an increase in the proportion of net revenues from digital online channels.

        Net revenue earned outside of the United States accounted for 47.2% of our total net revenue for the nine months ended December 31, 2015, as compared to 41.4% in the prior year due to the increase in Grand Theft Auto V sales outside of the United States. Changes in foreign currency exchange rates decreased net revenue and gross profit by $26.5 million and $17.4 million, respectively, for the nine months ended December 31, 2015 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$160,289	15.4%	$182,874	23.4%	$(22,585)	(12.4)%
General and administrative	148,057	14.3%	136,891	17.5%	11,166	8.2%
Research and development	86,499	8.3%	79,886	10.2%	6,613	8.3%
Business reorganization	71,172	6.9%	—	—	71,172	N/A
Depreciation and amortization	21,462	2.1%	15,123	1.9%	6,339	41.9%

Total operating expenses(1)	$487,479	47.0%	$414,774	53.0%	$72,705	17.5%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2015	2014
Selling and marketing	$6,859	$6,660
General and administrative	$31,324	$30,492
Research and development	$3,026	$4,260

        Changes in foreign currency exchange rates decreased total operating expenses by $10.8 million for the nine months ended December 31, 2015, as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased by $22.6 million for the nine months ended December 31, 2015 as compared to the prior year, due primarily to $26.7 million in lower advertising expenses. Advertising expenses were higher in the prior year due to the releases of Grand Theft Auto V for the PS4 and Xbox One, and Borderlands: The Pre-Sequel and $2.9 million related to lower performance based compensation. The lower advertising spend was partially offset by $8.7 million in higher third party customer service costs to support our growing online titles.

General and administrative

        General and administrative expenses increased by $11.2 million for the nine months ended December 31, 2015, as compared to the prior year, due to an increase of $5.7 million related to higher headcount and severance costs, and $1.6 million in increased IT spend. Also contributing to the increase was $0.8 million related to higher stock-based compensation expense, which was due primarily to this year's grants of employee restricted stock awards having a higher fair value on the grant date, and $0.5 million related to increased performance based compensation.

        General and administrative expenses for the nine months ended December 31, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $12.9 million and $13.6 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $6.6 million for the nine months ended December 31, 2015, as compared to the prior year, due primarily to $9.1 million in higher production expenses for new titles in development that have not reached technological feasibility, and $3.1 million in lower government grants recognized at certain of our development studios. This was partially offset by higher payroll capitalization at our development studios due to upcoming product releases and lower stock-based compensation expenses.

Business reorganization

        During the nine months ended December 31, 2015, the Company incurred business reorganization expenses of $71.2 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through December 31, 2015, the Company has paid $4.6 million related to these reorganization activities and $66.6 million remains accrued for in Accrued expenses and other current liabilities. The Company may incur additional charges related to these reorganization activities of up to $8.0 million.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $6.3 million for the nine months ended December 31, 2015, as compared to the prior year, due primarily to higher purchases of fixed assets for information technology infrastructure and studio build-outs.

Interest and other, net

        Interest and other, net was an expense of $23.9 million for the nine months ended December 31, 2015, as compared to an expense of $24.7 million for the nine months ended December 31, 2014. The decrease in expense was due primarily to higher interest income of $0.7 million and lower foreign exchange transaction losses of $0.5 million in the current year period.

Gain on long-term investments, net

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. During the nine months ended December 31, 2014, the Company recognized a pretax gain of $19.0 million in connection with the sale of Twitch.

(Benefit from) Provision for Income Taxes

        The benefit from income taxes of $24.7 million for the nine months ended December 31, 2015, as compared to a provision for income taxes of $13.4 million for the nine months ended December 31, 2014. The increase in benefit is primarily related to a discrete tax benefit of approximately $26.4 million recognized in the fiscal third quarter from a tax deduction relating to a prior period.

        Our effective tax rate differed from the federal statutory rate due primarily to the discrete benefit recognized from the tax deduction relating to a prior period; the estimated impact that such tax incentive has on the current fiscal year; and changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share

        For the nine months ended December 31, 2015, our net loss was $54.7 million, as compared to $36.7 million in the prior year's period. For the nine months ended December 31, 2015 and 2014, basic and diluted loss per share were $0.66 and $0.46, respectively. Basic and diluted weighted average shares outstanding of 83.3 million were 3.2 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

        As of December 31, 2015, the Company has $379.4 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.00% at December 31, 2015), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.92% at December 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of December 31, 2015, there was $98.3 million available to borrow under the Credit Agreement. At December 31, 2015, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2015. Accordingly, as of January 1, 2016 the 1.75% Convertible Notes may be converted at the holder's option through March 31, 2016. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underwriting conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018, only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2015. Accordingly, as of January 1, 2016 the 1.00% Convertible Notes may be converted at the holder's option through March 31, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2015, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 65.3% and 60.8% of net revenue for the nine months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and March 31, 2015, our five largest customers accounted for 66.3% and 63.9% of our gross accounts receivable balance, respectively. We had three customers who accounted for 21.1%, 14.8% and 13.1% of our gross accounts receivable as of December 31, 2015 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2015 and March 31, 2015. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $214.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of available tax credits.

        On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. During the three months ended December 31, 2015, we did not repurchase any shares of our common stock and during nine months ended December 31, 2015, we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. We have repurchased a total of 5,171,330 shares of our common stock under this program and as of December 31, 2015, 9,046,353 shares of our common stock remain available for repurchase under the Company's share repurchase program.

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

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2015	2014
Net cash provided by operating activities	$188,823	$60,526
Net cash used in investing activities	(224,897)	(99,280)
Net cash (used in) provided by financing activities	(39,549)	10,352
Effects of foreign currency exchange rates on cash and cash equivalents	(256)	(9,546)

Net decrease in cash and cash equivalents	$(75,879)	$(37,948)

        At December 31, 2015, we had $835.2 million of cash and cash equivalents, compared to $911.1 million at March 31, 2015. The decrease in cash and cash equivalents was due primarily to cash used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to net purchases of $196.3 million of short-term investments and $28.6 million for purchases of fixed assets. Net cash provided by operating activities consists primarily of cash generated from the sale of Grand Theft Auto V, NBA 2K16 and WWE 2K16 partially offset by investments in software development. Additionally, during the nine months ended December 31, 2015, we used cash in financing activities of $39.5 million, of which $26.6 million was to repurchase shares of our common stock.

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

Off-Balance Sheet Arrangements

        As of December 31, 2015 and March 31, 2015, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended December 31, 2015 and 2014, 47.3% and 37.1%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2015 and 2014, 47.2% and 41.4%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        We manage our interest rate risk by maintaining a short-term investment portfolio that includes corporate bonds with high credit quality and maturities less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.

        As of December 31, 2015, our $379.4 million of short-term investments included $105.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $835.2 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of December 31, 2015.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.00% at December 31, 2015), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 1.92% at December 31, 2015), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31, 2015, our foreign currency translation loss adjustment was $4.0 million. We recognized foreign currency exchange transaction losses of $0.7 million and $2.1 million in the three months ended December 31, 2015 and 2014, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations. We recognized foreign currency exchange transaction losses of $1.8 million and $2.3 million in the nine months ended December 31, 2015 and 2014, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2015, we had $2.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $54.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2015, we had $4.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2015 and 2014, we recorded a gain of $1.2 million and $7.7 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2015 and 2014, we recorded a gain of $0.9 million and $7.3 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. The fair value of these outstanding forward contracts is immaterial and is included in prepaid expenses and other, and accrued and other current liabilities at December 31, 2015 and $0.6 million at March 31, 2015 and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the nine months ended December 31, 2015, 47.2% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.7%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. We have repurchased a total of 5,171,330 shares of our common stock under this program and as of December 31, 2015, 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock during the three months ended December 31, 2015.

Item 6.    Exhibits

Exhibits:
10.1	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 4, 2016	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 4, 2016	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)