Form 10-K
period 2016-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2016-05-19
CIK 946581

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $2,352,143,000.

As of May 13, 2016, there were 84,834,119 shares of the Registrant's Common Stock outstanding, net of treasury stock.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I

Item 1.    Business

General

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"); and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 2,933 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through add-on content, microtransactions and online play. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises, as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including BioShock, Borderlands, Carnival Games, Evolve, Mafia, NBA 2K, Sid Meier's Civilization, WWE 2K and XCOM. In May 2016, 2K launched a new brand, Battleborn, which was created by Gearbox Software, the makers of Borderlands. We expect 2K to continue to be a leader by building on its existing brands, as well as by developing new franchises in the future.

Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual properties. We currently own the intellectual property rights to 20 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

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

Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, including tablets and smartphones, represents exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download on the Internet. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from websites we own and third-party websites). We also aim to drive ongoing engagement and incremental revenues from recurrent consumer spending on our titles after their initial purchase through downloadable offerings including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.

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

Our Businesses

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Operating margins are dependent in part upon our ability to continually release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2016, we had a research and development staff of 2,179 employees with the technical capabilities to develop software titles for all major consoles, handheld hardware platforms and PCs in multiple languages and territories.

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

We continue to engage in evolving business models such as downloadable content, online gaming and microtransactions. We expect to continue to generate incremental revenue opportunities through add-on content, microtransactions and online play.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 240 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes highly successful externally developed franchises such as Borderlands and Evolve. In May 2016, 2K launched Battleborn, a new brand created by Gearbox Software, the makers of Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.

We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, in December 2015, Civilization Online, our free-to-play massively multiplayer online game developed by South Korean-based studio XLGAMES, launched in South Korea.

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include: BioShock, Bully, Carnival Games, Evolve, Grand Theft Auto, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Red Dead, Sid Meier's Civilization, Spec Ops and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.

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

Manufacturing

Sony and Microsoft either manufacture or control the selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony or Microsoft's approved replicator and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.

Production of PC software is performed by third-party vendors in accordance with our specifications and includes DVD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order. Our software titles typically carry a 90-day limited warranty.

Sales

We sell software titles both physically and digitally in the United States, Europe, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our top customers include, among others, GameStop Corporation, Microsoft, Sony, Steam and Wal-Mart. We have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2016 accounted for 58.9% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2016.

We also distribute our titles, add-on content and microtransactions through direct digital download via the Internet to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be a significant channel for the sale of our products for the foreseeable future.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price protection may occur at any time in a product's life cycle, but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Price protection, sales returns and other allowances amounted to $64.5 million, $50.1 million and $138.1 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

  •
  Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.

As of March 31, 2016, we had a sales and marketing staff of 355 people.

Product Procurement

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.

Competition

In our business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Inc., Electronic Arts Inc. and Ubisoft Entertainment S.A.

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

  •
  Other forms of entertainment such as motion pictures, television and audio, social networking, online computer programs, mobile games and other forms of entertainment, which may be less expensive or provide other advantages to consumers.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 54.5% of our net revenue for the fiscal year ended March 31, 2016. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 58.9%, 64.6% and 39.4% of net revenue during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016 and 2015, five customers comprised 73.9% and 63.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 64.1% and 54.5% of such balance at March 31, 2016 and 2015, respectively. We had three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2016 and 2015. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 82.6% of our net revenue by product platform for the fiscal year ended March 31, 2016. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and recurrent consumer spending on our titles after their initial purchase by generating incremental revenues through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 49.3% of our net revenue by distribution channel for the fiscal year ended March 31, 2016. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

International Operations

International sales are a significant part of our business. For the fiscal years ended March 31, 2016, 2015 and 2014, 47.4%, 42.5% and 53.5%, respectively, of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 17 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 17 to the Consolidated Financial Statements.

Employees

As of March 31, 2016, we had 2,933 full-time employees, of which 1,302 were employed outside of the United States. None of our employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 54.5% of the Company's net revenue for the fiscal year ended March 31, 2016 and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 93.7% of the Company's net revenue for the fiscal year ended March 31, 2016. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months for annual sports releases, to multiple years for certain of our top-selling titles. Therefore our development costs can be substantial. If we or our third party developers experience unanticipated development delays, financial difficulties or additional costs, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

New products may not achieve significant market acceptance, generate sufficient sales or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because sales associated with an initial product launch generally constitute a high percentage of the total sales associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our business, financial condition and operating results and cause our operating results to be materially different from our expectations.

Our business is subject to our ability to develop commercially successful products for the current video game platforms.

We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 82.6% of the Company's net revenue by product platform for the fiscal year ended March 31, 2016. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Connectivity issues could affect our ability to sell and provide online services for our products and could affect our profitability.

We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, Sony Entertainment Network, Steam and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could have a material adverse effect on our business, financial condition and operating results.

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

The laws and regulations concerning data privacy and certain other aspects of our business are continually evolving. Failure to comply with these laws and regulations could harm our business.

We are subject to certain privacy and data protection laws, including those in the United States. Certain aspects of our activities are subject to the E.U.-U.S. Privacy Shield and certain activities related to E.U. customers are registered with our U.K. data controller. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with privacy laws, data protection laws, or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could impact our approach to operating and marketing our games. For example, the Court of Justice of the European Union's recent decision to invalidate the E.U.-U.S. Safe Harbor regime that legitimized the transfer of certain personal data from the E.U. to the U.S. was a material change to laws on data privacy applicable to our business. The European Commission and the U.S. government have recently agreed to a new framework for transatlantic data flows known as the "E.U.-U.S. Privacy Shield," which is intended to replace the Safe Harbor regime, but the details of how this will operate in practice and the compliance implications for our business are not yet clear. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the E.U. has proposed reforms to its existing data protection legal framework. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices.

Player use of our games is subject to our privacy policy, end user license agreements, and terms of service. If we fail to comply with our posted privacy policy, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, and damage our business.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results.

Security breaches involving the source code for our products or other sensitive and proprietary information could adversely affect our business.

We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could negatively impact our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system or network failure or security breach could negatively impact our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell and host our content online. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

Unclaimed property audits by governmental authorities could adversely impact our operating results.

We are subject to unclaimed property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions we have taken are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the measurement of additional estimated liability based on current calculations or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could have a material adverse effect on our financial condition, results of operations and cash flows in future periods.

Our quarterly operating results are dependent on the release of "hit" titles and are highly seasonal which may cause our quarterly operating results to fluctuate significantly.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

Price protection granted to our customers and returns of our published titles by our customers may adversely affect our operating results.

We are exposed to the risk of price protection and product returns with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations for customers, which include credits and returns, when demand for specific products falls below expectations. We grant price protection and accept returns in connection with our publishing arrangements and revenue is recognized after deducting estimated price protection and reserves for returns. While we believe that we can reliably estimate future price protection and returns, if price protection and return rates for our products exceed our reserves, our revenue could decline, which could have a material adverse effect on our business, financial condition and operating results.

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

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2016 accounted for 58.9% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2016. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competitive pressure, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.

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

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, social media advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with consumers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse influence on our business, financial condition and operating results.

The interactive entertainment software industry is highly competitive.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc. and Electronic Arts Inc. and Ubisoft Entertainment S.A. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, may continue to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers. The increasing importance of digital sales to our business could also result in increasing issues with our digital distribution process, including difficulties our distributors have with collecting from consumers and any associated rebates we would owe.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in connection with certain of our games and the services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our game development efforts, any of which could harm our business.

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

We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules related to rating or marketing games, including revocation of a rating or monetary fines. Other countries require voluntary or government backed ratings as prerequisites for product sales. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. In addition, some of our titles may not be sold at all or without extensive edits in certain countries, such as Germany.

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

Our results of operations or reputation may be harmed as a result of offensive consumer-created content.

We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comments, in real time, that are visible to other consumers. From time to time, objectionable and offensive consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2016, 47.4% of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third-parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability.

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

Our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and the indentures governing our 1.75% Convertible Notes due 2016 in November 2011 (" the 1.75% Convertible

Notes") and 1.00% Convertible Notes due 2018 in June 2013 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement and the indentures also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and under the indentures governing our Convertible Notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

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

Our reported financial results are affected by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, standards regarding revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that an increasing number of our games will be online-enabled in the future and that we could be required to recognize the related revenues over a period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time than we initially allocated. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

Risks relating to our common stock

For purposes of this section "Risks relating to our common stock," references to "the Company," "we," "our," and "us" refer only to Take-Two Interactive Software, Inc. and not to its subsidiaries.

Additional issuances or sales of equity securities by us would dilute the ownership of our existing stockholders and could adversely affect the market price of our common stock.

We may issue equity or equity-based securities (such as our Convertible Notes) in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, including upon conversion of our outstanding Convertible Notes, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. The issuance of shares of our common stock upon conversion of our Convertible Notes could also adversely affect the price of our common stock.

There is no guarantee that we will do additional share repurchases in the future.

The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 14,217,683 shares of our common stock and had 9,046,353 shares available for repurchase as of March 31, 2016, does not obligate the Company to make any purchases at any specific time or situation. Discontinuing repurchases could adversely affect the price of the Company's common stock. The program may be suspended or discontinued at any time for any reason.

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

In addition, our other subsidiaries lease office space in Sydney, Australia; Toronto, Canada; Chengdu, China; Brno, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, South Korea; Breda, Netherlands; Auckland, New Zealand; Singapore; Madrid, Spain; Lucerne, Switzerland; Taipei, Taiwan; London, Lincoln, and Leeds, United Kingdom; and, in the United States, Petaluma and San Diego, California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Glen Cove and New York, New York; and Kirkland, Washington.

For information regarding our lease commitments, see Note 13 to the Consolidated Financial Statements.

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

On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, where our declaratory judgment action is pending. Mr. Benzies' complaint claims damages of at least $150.0 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

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

	High	Low
Fiscal Year Ended March 31, 2016
First Quarter ended June 30, 2015	$28.98	$23.30
Second Quarter ended September 30, 2015	32.71	25.01
Third Quarter ended December 31, 2015	37.00	27.89
Fourth Quarter ended March 31, 2016	37.95	31.36
Fiscal Year Ended March 31, 2015
First Quarter ended June 30, 2014	$22.47	$18.45
Second Quarter ended September 30, 2014	24.28	20.40
Third Quarter ended December 31, 2014	29.10	20.13
Fourth Quarter ended March 31, 2015	30.80	24.19

The number of record holders of our common stock was 63 as of May 13, 2016.

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

Stock Performance Graph

The following line graph compares, from March 31, 2011 through March 31, 2016, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2011 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

 Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2016

*
$100 invested on March 31, 2011 in stock or index- including reinvestment of dividends.

	March 31,
	2011	2012	2013	2014	2015	2016
Take-Two Interactive Software, Inc.	$100.00	$100.13	$105.07	$142.68	$165.65	$245.09
NASDAQ Composite Index	100.00	112.31	120.33	156.65	185.03	186.06
Peer Group	100.00	107.10	121.01	178.05	261.39	340.56

Issuer Purchases of Equity Securities

Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73.3 million as part of the program. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. During the fiscal year ended March 31, 2016 we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. As of March 31, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.

During the fiscal year ended March 31, 2016, we repurchased 238,981 shares of our common stock for $7.9 million, in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. These 238,981 shares were not part of the publicly announced share repurchase program.

Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2016:

Period	Shares purchased*	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2016	3,454	$34.11	—	9,046,353
February 1 - 29, 2016	9,125	$34.31	—	9,046,353
March 1 - 31, 2016	115,085	$37.67	—	9,046,353

*
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended March 31, 2016 were part of the publicly announced share repurchase program.

Item 6.    Selected Financial Data

The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA:	2016	2015	2014	2013	2012
Net revenue	$1,413,698	$1,082,938	$2,350,568	$1,214,483	$825,823
Gross profit	599,825	288,071	936,241	498,646	296,968
(Loss) income from operations	(10,828)	(258,463)	415,256	5,239	(84,266)
(Loss) income from continuing operations	(8,302)	(279,470)	361,691	(31,162)	(107,700)
Net (loss) income	(8,302)	(279,470)	361,605	(29,491)	(108,816)
(Loss) earnings per share:
Basic:
Continuing operations	$(0.10)	$(3.48)	$3.79	$(0.36)	$(1.30)
(Loss) earnings per share	(0.10)	(3.48)	3.79	(0.34)	(1.31)
Diluted:
Continuing operations	(0.10)	(3.48)	3.20	(0.36)	(1.30)
(Loss) earnings per share	(0.10)	(3.48)	3.20	(0.34)	(1.31)

	As of March 31,
BALANCE SHEET DATA:	2016	2015(1)	2014(1)	2013(1)	2012(1)
Total assets	$2,590,277	$2,228,073	$1,795,083	$1,273,221	$1,142,969
Long-term debt	497,935	473,030	449,484	330,584	309,882

(1)
We retrospectively adopted Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs," and as a result previously reported Total assets and Long-term debt have both decreased from previously reported amounts by $3,027, $4,547, $4,618 and $6,458 as of March 31, 2015, 2014, 2013 and 2012, respectively. See Note 1 to the Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360; and PC, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through add-on content, microtransactions and online play. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Canada, China, Czech Republic, the United Kingdom and the United States.

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 240 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. In May 2016, 2K launched Battleborn, a new brand created by Gearbox Software, the makers of Borderlands. 2K also publishes successful externally developed franchises, such as Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.

We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In addition, in December 2015, Civilization Online, our free-to-play massively multiplayer online game developed by South Korean-based studio XLGAMES, launched in South Korea.

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 54.5% of our net revenue for the fiscal year ended March 31, 2016. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 58.9%, 64.6% and 39.4% of net revenue during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016 and 2015, our five largest customers comprised 73.9% and 63.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 64.1% and 54.5% of such balance at March 31, 2016 and 2015, respectively. We had three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2016 and 2015. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 82.6% of our net revenue by product platform for the fiscal year ended March 31, 2016. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 49.3% of our net revenue by distribution channel for the fiscal year ended March 31, 2016. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

We released the following key titles in fiscal year 2016:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V	Rockstar Games	Internal	PC	April 14, 2015
WWE 2K15	2K	Internal/External	PC	April 28, 2015
NBA 2K16	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 29, 2015
WWE 2K16	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 27, 2015
XCOM 2	2K	Internal	PC, Mac, Linux	February 5, 2016

Product Pipeline

We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016 (released)
NBA 2K17	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	October 7, 2016
Sid Meier's Civilization VI	2K	Internal	PC	October 21, 2016
WWE 2K17	2K	Internal/External	TBA	October 2016

Fiscal 2016 Financial Summary

Our net revenue for fiscal year ended March 31, 2016 was led by titles from a variety of our top franchises, primarily Grand Theft Auto, NBA 2K and WWE 2K. Our net revenue increased to $1,413.7 million, an increase of $330.8 million or 30.5% compared to the fiscal year ended March 31, 2015.

For the fiscal year ended March 31, 2016, our net loss was $8.3 million, as compared to $279.5 million in the prior year. Diluted loss per share for the fiscal year ended March 31, 2016 was $0.10, as compared to $3.48 for the fiscal year ended March 31, 2015. Our operating loss for the fiscal year ended March 31, 2016 decreased compared to the fiscal year ended March 31, 2015, due primarily to higher revenues from our Grand Theft Auto franchise and higher gross profit, due primarily to lower internal royalties as a percentage of revenue due to the timing of when internal royalties are earned. The increase in gross profit was partially offset by $71.3 million in business reorganization expenses.

At March 31, 2016 we had $798.7 million of cash and cash equivalents, compared to $911.1 million at March 31, 2015. The decrease in cash and cash equivalents from March 31, 2015 was due primarily to cash used in investing and financing activities partially offset by cash provided by operating activities. Net cash used in investing and financing activities related to purchases of short-term investments, purchases of fixed assets, the repurchase of common stock and net share settlements of stock-based awards, which were slightly offset by the proceeds received from the sale and maturities of our available-for-sale securities. Net cash provided by operations was due primarily to cash generated from the sale of Grand Theft Auto V, NBA 2K16, WWE 2K16, and virtual currency, partially offset by investments in software development and licenses and the funding of internal royalty payments.

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

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, online multi-player functionality, and related post-contract customer support ("PCS") which generally includes additional free unspecified add-on content updates, maintenance, and online support services. For these arrangements, we evaluate the significance of the PCS at the time each game is released based on the guidance in Accounting Standards Codification 985-605, "Software—Revenue Recognition" ("ASC 985-605") to determine if the PCS rises to the level of a separate deliverable. We monitor our initial assessments on an ongoing basis and consider any changes that may arise. In conjunction with our evaluation, we consider such factors as the significance of the development effort, the nature of online features, the extent of anticipated marketing focus on online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether PCS is significant for a particular game is subjective and requires management's judgment.

When a software arrangement includes multiple elements, the arrangement consideration is allocated to each revenue element based on its relative fair value, based on the vendor specific objective evidence ("VSOE") of fair value for each element. When VSOE of fair value does not exist for all of the elements in the arrangement, ASC 985-605 requires either the use of the residual method or the deferral of revenue until the earlier point at which VSOE of fair value exists for any undelivered element or until only one undelivered element remains. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We do not have VSOE for our PCS obligations and in those arrangements where PCS obligations have been determined to be significant we recognize revenue from the sale of software products over the period we expect to offer the PCS to the consumer ("estimated service period"). We also do not have VSOE for our online multi-player functionality; however it is generally delivered at the same time with the full game software. Determining the estimated service period is subjective and requires management's judgment, therefore, the estimated service period may change in the future. The estimated service periods of our current games, with online functionality and related PCS, are generally twelve to thirty-six months.

When our software products provide insignificant PCS at no additional cost to the consumer, we recognize revenue when the four primary revenue recognition criteria described above have been met for all other deliverables in the arrangement and, in those situations, we estimate and accrue the future costs of providing those services. When software products provide PCS determined to be significant and as we are unable to establish VSOE for that deliverable, we defer all of the software-related revenues and the related cost of goods sold and recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met).

Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We currently recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game.

As part of our on-going assessment of estimated service periods during the three months ended March 31, 2016, we changed Grand Theft Auto V's estimated service period from 24 to 36 months. The change in estimate resulted in a decrease in net revenues of $40.2 million and income from operations of $35.8 million to our fiscal 2016 financial results. We expect this change in estimated service period to have a material impact to our fiscal 2017 and fiscal 2018 financial results.

Revenue is recognized after deducting estimated price protection, reserves for returns and other allowances. In circumstances when we do not have a reliable basis to estimate price protection, returns and other allowances or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Price protection and Allowances for Returns

We grant price protection and accept returns in connection with our publishing arrangements. Following reductions in the price of our products, we grant price protection to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to receive price protection or return products, including compliance with applicable payment terms and confirmation of field inventory levels.

Generally our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

We make estimates of future price protection and product returns related to current period product revenue. We estimate the amount of future price protection and returns for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing price protection and the allowance for returns in any accounting period. We believe we can make reliable estimates of price protection and returns. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the actual title's performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We utilize a number of criteria in evaluating expected product performance, including: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, past performance of the franchise. When we determine that the value of the title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned under this program are recorded as a component of cost of goods sold in the period earned.

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

  We test our goodwill for impairment annually, in our second fiscal quarter, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit which is our operating segment. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly affect these judgments and require reductions to recorded intangible asset balances. We have the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying value before performing the two-step impairment test. If the two-step impairment test for goodwill is utilized, step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal year ended March 31, 2016 or 2015.

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

  •
  Inventory Obsolescence.  We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand that are inherently difficult to assess.

Stock-based Compensation

We account for stock-based awards under the fair value method of accounting. The fair value of all stock-based compensation is either capitalized and amortized in accordance with our software development cost accounting policy or recognized as expense on a straight-line basis over the full vesting period of the awards.

We estimate the fair value of time-based awards to employees using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Monte Carlo Simulation method which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved.

We apply variable accounting to our non-employee stock-based awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on its fair value at the end of the reporting period. For non-employee time-based awards fair value is determined by the closing price of our common stock at the end of the reporting period. For non-employee market-based awards fair value is determined using a Monte Carlo Simulation method which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For non-employee performance-based awards we do not record an expense until a performance target(s) have been achieved and once achieved fair value is determined by the closing price of our common stock at the end of the reporting period.

We issue time and performance based restricted stock units to certain employees, which currently can only be settled in cash. These awards are accounted for as liability awards and we apply variable accounting to these awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period.

Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period.

See Note 15 to the Consolidated Financial Statements for a full discussion of our stock-based compensation arrangements.

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

Recently Issued Accounting Pronouncements

Accounting for Stock Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance simplifies the balance sheet classification of deferred taxes by requiring all deferred taxes to be presented as noncurrent assets or liabilities. This update can be applied either retrospectively or prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. We adopted ASU 2015-17 prospectively during the fourth quarter of fiscal 2016, therefore, prior periods have not been restated to conform to current presentation. The adoption of ASU 2015-17 did not have a material effect on our Consolidated Financial Statements.

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

We adopted ASU 2015-03 during the third quarter of fiscal 2016, and it did not have a material effect on our Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing which clarifies the implementation guidance on licensing and identifying performance obligations. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). We are currently determining the implementation approach and evaluating the impact of adopting these updates on our Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2016		2015		2014
Net revenue	$1,413,698	100.0%	$1,082,938	100.0%	$2,350,568	100.0%
Cost of goods sold	813,873	57.6%	794,867	73.4%	1,414,327	60.2%

Gross profit	599,825	42.4%	288,071	26.6%	936,241	39.8%

Selling and marketing	198,309	14.0%	235,341	21.7%	240,996	10.2%
General and administrative	192,452	13.6%	175,093	16.2%	161,374	6.9%
Research and development	119,807	8.5%	115,043	10.6%	105,256	4.5%
Business reorganization	71,285	5.1%	—	—	—	—
Depreciation and amortization	28,800	2.0%	21,057	2.0%	13,359	0.6%

Total operating expenses	610,653	43.2%	546,534	50.5%	520,985	22.2%

(Loss) income from operations	(10,828)	(0.8)%	(258,463)	(23.9)%	415,256	17.7%
Interest and other, net	(30,205)	(2.1)%	(31,893)	(2.9)%	(33,553)	(1.4)%
Gain on long-term investments, net	2,683	0.2%	17,476	1.6%	—	—
Loss on extinguishment of debt	—	—	—	—	(9,014)	(0.4)%
Gain on convertible note hedge and warrants, net	—	—	—	—	3,461	0.1%

(Loss) income before income taxes	(38,350)	(2.7)%	(272,880)	(25.2)%	376,150	16.0%
(Benefit from) provision for income taxes	(30,048)	(2.1)%	6,590	0.6%	14,459	0.6%

(Loss) income from continuing operations	(8,302)	(0.6)%	(279,470)	(25.8)%	361,691	15.4%
Loss from discontinued operations, net of taxes	—	—	—	—	(86)	(0.0)%

Net (loss) income	$(8,302)	(0.6)%	$(279,470)	(25.8)%	$361,605	15.4%

	Fiscal Year Ended March 31,
	2016		2015		2014
Net revenue by geographic region:
United States	$742,963	52.6%	$623,080	57.5%	$1,093,918	46.5%
International	670,735	47.4%	459,858	42.5%	1,256,650	53.5%
Net revenue by platform:
Console	1,167,623	82.6%	881,516	81.4%	2,148,494	91.4%
PC and other	246,075	17.4%	201,422	18.6%	202,074	8.6%
Net revenue by distribution channel:
Physical retail and other	716,040	50.7%	627,639	58.0%	1,978,598	84.2%
Digital online	697,658	49.3%	455,299	42.0%	371,970	15.8%

Fiscal Years ended March 31, 2016 and 2015

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,413,698	100.0%	$1,082,938	100.0%	$330,760	30.5%
Internal royalties	328,610	23.2%	306,717	28.3%	21,893	7.1%
Software development costs and royalties(1)	223,512	15.8%	231,615	21.4%	(8,103)	(3.5)%
Product costs	200,206	14.2%	178,810	16.5%	21,396	12.0%
Licenses	61,545	4.4%	77,725	7.2%	(16,180)	(20.8)%

Cost of goods sold	813,873	57.6%	794,867	73.4%	19,006	2.4%

Gross profit	$599,825	42.4%	$288,071	26.6%	$311,754	108.2%

(1)
Includes $15,323 and $17,121 of stock-based compensation expense in 2016 and 2015, respectively.

For the fiscal year ended March 31, 2016, net revenue increased by $330.8 million, as compared to the prior year. This increase was due primarily to an increase of $467.7 million in revenue from our Grand Theft Auto franchise, due principally to higher revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online, and the release of Grand Theft Auto V and Grand Theft Auto Online for PC in April 2015. Also contributing to the increase was higher revenue from Evolve. These increases were partially offset by lower revenues from the Borderlands franchise, as the prior fiscal year benefitted from the release of Borderlands: The Pre-Sequel and lower revenues from our NBA 2K franchise, due to the deferral of revenues from NBA 2K16.

Net revenue from console games increased by $286.1 million, and accounted for 82.6% of our total net revenue in the fiscal year ended March 31, 2016, as compared to 81.4% in the prior year, due primarily to higher revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online. Net revenue from PC and other increased by $44.7 million, as compared to the prior year, and decreased as a percentage of revenue to 17.4% compared to 18.6% in the prior year. The increase in net revenue from PC was due primarily to higher revenue from the PC versions of Grand Theft Auto V and Grand Theft Auto Online, partially offset by lower revenue from Sid Meier's Civilization: Beyond Earth, which was released for PC in the prior year.

For the fiscal year ended March 31, 2016, net revenue from physical retail and other channels increased by $88.4 million, as compared to the prior year, and decreased as a percentage of total net revenue to 50.7%, compared to 58.0% in the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher revenues from Grand Theft Auto V. Net revenue from digital online channels increased by $242.4 million and accounted for 49.3% of our total net revenue in the fiscal year ended March 31, 2016, as compared to 42.0% in the prior year, driven by increased recurrent consumer spending and full game digital downloads of Grand Theft Auto V. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 51.8% of net revenue from digital online channels in the fiscal year ended March 31, 2016, as compared to 49.4% of net revenue from digital online channels in the prior year, due primarily to revenue related to virtual currency for Grand Theft Auto Online and our NBA 2K franchise.

Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2016 was 42.4%, as compared to 26.6% in the prior year. The increase was due primarily to (1) lower internal royalties as a percentage of revenue due to the timing of when internal royalties are earned, (2) lower software development costs and royalties as a percentage of net revenues due primarily to the sales mix and a higher percentage of revenues from catalog titles, which typically have lower capitalized software costs, and (3) lower product costs as a percentage of net revenues due primarily to an increase in the proportion of net revenues from digital online channels.

Net revenue earned outside of the United States accounted for 47.4% of our total net revenue in the fiscal year ended March 31, 2016, as compared to 42.5% in the prior year, due to an increase in Grand Theft Auto V sales outside of the United States. Changes in foreign currency exchange rates decreased net revenue and gross profit by $29.5 million and $18.6 million, respectively, in the fiscal year ended March 31, 2016 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$198,309	14.0%	$235,341	21.7%	$(37,032)	(15.7)%
General and administrative	192,452	13.6%	175,093	16.2%	17,359	9.9%
Research and development	119,807	8.5%	115,043	10.6%	4,764	4.1%
Business reorganization	71,285	5.1%	—	—	71,285	100.0%
Depreciation and amortization	28,800	2.0%	21,057	2.0%	7,743	36.8%

Total operating expenses(1)	$610,653	43.2%	$546,534	50.5%	$64,119	11.7%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$ 9,425	$ 8,798
General and administrative	$40,322	$33,636
Research and development	$ 4,926	$ 5,691

Foreign currency exchange rates decreased total operating expenses by $13.0 million in the fiscal year ended March 31, 2016 as compared to the prior year.

Selling and marketing

Selling and marketing expenses decreased by $37.0 million in the fiscal year ended March 31, 2016 as compared to the prior year, due primarily to $38.6 million in lower advertising expenses. Advertising expenses were higher in the prior year due primarily to the releases of Evolve, Grand Theft Auto V for PS4 and Xbox One, and Borderlands: The Pre-Sequel, offset in part by expenses for the releases of Battleborn and XCOM 2, and higher expenses for the NBA 2K series. Also contributing to the decrease was $5.3 million in lower performance based compensation at our labels. Partially offsetting the decrease to selling and marketing expenses was $8.3 million in higher third party customer service costs to support our growing online titles.

General and administrative

General and administrative expenses increased by $17.4 million for the fiscal year ended March 31, 2016, as compared to the prior year, due to (1) a $6.7 million increase in stock-based compensation expense, which was due primarily to this year's grants of employee restricted stock units having a higher fair value on the grant date, (2) a $4.9 million increase in personnel costs, due primarily to higher headcount, and (3) a $3.1 million increase in third party legal and tax consulting fees.

General and administrative expenses for the fiscal years ended March 31, 2016 and 2015 include occupancy expense (primarily rent, utilities and office expenses) of $17.2 million and $17.9 million, respectively, related to our development studios.

Research and development

Research and development expenses increased by $4.8 million for the fiscal year ended March 31, 2016, as compared to the prior year, due primarily to $8.7 million in higher production expenses for new titles in development that have not reached technological feasibility, and $3.1 million in lower government grants recognized at certain of our development studios. This increase was partially offset by higher payroll capitalization at our development studios due to upcoming product releases.

Business Reorganization

During the fiscal year ended March 31, 2016, we incurred Business reorganization expenses of $71.3 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through March 31, 2016 we have paid $5.0 million related to these reorganization activities and $66.3 million remains accrued for in Accrued expenses and other current liabilities. See Note 20 to the Consolidated Financial Statements.

Depreciation and amortization

Depreciation and amortization expenses increased by $7.7 million for the fiscal year ended March 31, 2016, as compared to the prior year, due primarily to higher purchases of fixed assets for information technology infrastructure and studio build-outs.

Interest and other, net

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest income (expense), net	$(29,239)	(2.0)%	$(29,901)	(2.7)%	$662	(2.2)%
Foreign exchange loss	(1,407)	(0.1)%	(2,068)	(0.2)%	661	(32.0)%
Other	441	0.0%	76	0.0%	365	480.3%

Interest and other, net	$(30,205)	(2.1)%	$(31,893)	(2.9)%	$1,688	(5.3)%

Interest and other, net was an expense of $30.2 million for the fiscal year ended March 31, 2016, as compared to an expense of $31.9 million for the fiscal year ended March 31, 2015. The change of $1.7 million in interest and other, net was due primarily to $2.0 million in increased interest income, due primarily to higher short-term investment balances and lower foreign currency exchange losses of $0.7 million, which was partially offset by $1.4 million in higher interest expense related to the amortization of the discount related to our Convertible Notes.

Gain on long-term investments, net

We recognized a $2.7 million and a $17.5 million net gain on long-term investments for the fiscal years ended March 31, 2016 and 2015, respectively. The net gain in both years was primarily comprised of the sale of our investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting.

(Benefit from) provision for income taxes

Income tax benefit was $30.0 million for the fiscal year ended March 31, 2016 as compared to income tax expense of $6.6 million for the fiscal year ended March 31, 2015. The increase in income tax benefit was primarily attributable to the Company becoming eligible to claim certain tax deductions on applicable video games in the United Kingdom, which was recognized during fiscal 2016. Our effective tax rate differed from the federal statutory rate due primarily to the benefit recognized from the tax incentive relating to a prior period and the current period, changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized and the mix of earnings. Our valuation allowances increased by $37.1 million during the fiscal year ended March 31, 2016 and increased by $92.7 million during the fiscal year ended March 31, 2015 due to changes in net operating loss and tax credit carryforwards.

As of March 31, 2016, we had gross unrecognized tax benefits, including interest and penalties, of $56.0 million, of which $41.3 million would affect our effective tax rate if recognized. For the fiscal year ended March 31, 2016, gross unrecognized tax benefits increased by $13.3 million.

We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2012 and state income tax returns for periods prior to the fiscal year ended March 31, 2011. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to the fiscal year ended March 31, 2011. Certain U.S. state taxing authorities are currently examining our income tax returns from the fiscal years ended March 31, 2011 through March 31, 2013. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share

For the fiscal year ended March 31, 2016, our net loss was $8.3 million, as compared to $279.5 million in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2016 was $0.10, as compared to $3.48 for the fiscal year ended March 31, 2015. Basic and diluted weighted average shares outstanding were higher compared to the prior fiscal year due primarily to the vesting of 4.2 million shares for stock-based awards, which was partially offset by the repurchase of 1.0 million shares during the fiscal year ended March 31, 2016. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding (loss) earnings per share.

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

(1)
Includes $17,121and $30,124 of stock-based compensation expense in 2015 and 2014, respectively.

Net revenue decreased $1,267.6 million for the fiscal year ended March 31, 2015 as compared to the prior year. This decrease was due primarily to a decrease of $1,315.3 million in sales from our Grand Theft Auto franchise, as the prior year's results included the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems, which was partially offset this year by the November 2014 release of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One console gaming systems and the growth from Grand Theft Auto Online. The decrease in net revenue from Grand Theft Auto was partially offset by a $186.3 million increase in net sales due to the October 2014 release of Borderlands: The Pre-Sequel, higher sales from our WWE 2K franchise, the release of Sid Meier's Civilization: Beyond Earth in October 2014, higher sales from our NBA 2K franchise and sales from our release of Evolve in February 2015.

Net revenue on consoles decreased to 81.4% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 91.4% for the same period in the prior year primarily because last year's results included the release of Grand Theft Auto V on Microsoft's Xbox 360 and Sony's PS3 console gaming systems. PC and other sales increased to 18.6% of our total net revenue for the year ended March 31, 2015 as compared to 8.6% for the year ended March 31, 2014, due primarily to the release of Sid Meier's Civilization: Beyond Earth for the PC in October 2014. Net revenue from physical retail and other channels decreased to 58.0% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 84.2% for the same period in the prior year due primarily to last year's net revenue from physical retail benefitting from the release of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 console gaming systems. Net revenue from digital online channels increased to 42.0% of our total net revenue for the fiscal year ended March 31, 2015 as compared to 15.8% in the prior fiscal year. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 51.8% and 40.4% of net revenue from digital online channels for the fiscal years ended March 31, 2015 and 2014, respectively.

Gross profit as a percentage of net revenue was 26.6% for the fiscal year ended March 31, 2015, a decrease of 13.2 percentage points as compared to the prior year, due primarily to higher software development costs and royalties as a percentage of net revenue and the deferral of net revenue and cost of goods sold related to sell-in of certain titles during the second half of our fiscal year 2015. In addition, internal royalties were higher as a percentage of net revenues due to the timing of when internal royalties are earned.

Net revenue earned outside of the United States accounted for 42.5% of our total net revenue for the fiscal year ended March 31, 2015, as compared to 53.5% in the prior year. The year-over-year percentage decrease was due primarily to Grand Theft Auto V, which generated higher sales outside of the United States during the fiscal year ended March 31, 2014. Foreign currency exchange rates decreased net revenue by $14.4 million and decreased gross profit by $8.2 million for the fiscal year ended March 31, 2015.

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

Foreign currency exchange rates decreased total operating expenses by $4.3 million in the fiscal year ended March 31, 2015 as compared to the prior year.

Selling and marketing

Selling and marketing expenses decreased by $5.7 million for the fiscal year ended March 31, 2015, as compared to the prior year, due primarily to $20.7 million in higher advertising expenses incurred in the prior year for the releases of Grand Theft Auto V on Sony's PS3 and Microsoft's Xbox 360 gaming consoles in September 2013, and The Bureau: XCOM: Declassified in August 2013, which were partially offset by advertising expenses incurred in the current year for the releases of Grand Theft Auto V on Sony's PS4 and Microsoft's Xbox One gaming consoles in November 2014, and Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth in October 2014. Partially offsetting the overall decrease in selling and marketing expenses was $8.2 million in higher customer service costs and $6.0 million of higher incentive compensation based on label performance.

General and administrative

General and administrative expenses increased $13.7 million for the fiscal year ended March 31, 2015, as compared to the prior year due primarily to $9.0 million of higher expense related to our compensation of ZelnickMedia which was predominantly stock based compensation expense resulting from our relative stock price performance during fiscal year 2015 as well as $2.6 million of higher rent expense.

General and administrative expenses for the fiscal years ended March 31, 2015 and 2014 include occupancy expense (primarily rent, utilities and office expenses) of $17.9 million and $16.4 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $9.8 million for the fiscal year ended March 31, 2015, as compared to the prior year due primarily to an increase of $3.9 million in IT spend on equipment at our development studios, higher personnel costs of $1.4 million, higher studio support costs of $1.4 million and higher occupancy related costs of $1.3 million.

Depreciation and amortization

Depreciation and amortization expenses increased $7.7 million for the fiscal year ended March 31, 2015, as compared to the prior year, due primarily to higher purchases of fixed assets for studio build-outs and information technology infrastructure.

Interest and other, net

(thousands of dollars)	2015	% of net revenue	2014	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest income (expense), net	$(29,901)	(2.7)%	$(33,961)	(1.4)%	$4,060	(12.0)%
Foreign exchange loss	(2,068)	(0.2)%	209	0.0%	(2,277)	(1089.5)%
Other	76	0.0%	199	0.0%	(123)	(61.8)%

Interest and other, net	$(31,893)	(2.9)%	$(33,553)	(1.4)%	$1,660	(4.9)%

Interest and other, net was an expense of $31.9 million for the fiscal year ended March 31, 2015, as compared to an expense of $33.6 million for the fiscal year ended March 31, 2014. The decrease of $1.7 million in interest and other, net was primarily related to a net decrease of $4.1 million in interest expense due primarily to the redemption of our 4.375% Convertible Notes in August 2013, partially offset by interest on the 1.00% Convertible Notes issued in June 2013. This decrease was partially offset by an increase of $2.3 million due to greater foreign currency exchange losses recorded during the fiscal year ended March 31, 2015.

Gain on long-term investments, net

During the fiscal year ended March 31, 2015 we recognized a $17.5 million net gain on long-term investments, which was primarily comprised of the sale of our investment in Twitch Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, we recognized a pretax gain of $19.0 million in connection with the sale of Twitch.

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.0 million for the fiscal year ended March 31, 2014 due to the conversion and redemption of our 4.375% Convertible Notes.

Gain on convertible note hedge and warrants, net

Gain on convertible note hedge and warrants, net was $3.5 million for the fiscal year ended March 31, 2014 due to the increase in our share price during the period from June 2013 to the date of the net settlement of the hedge and warrants in August 2013.

Provision for income taxes

Income tax expense was $6.6 million for the fiscal year ended March 31, 2015, as compared to $14.5 million for the fiscal year ended March 31, 2014. The decrease in income tax expense is primarily attributable to a decrease in net income. Our effective tax rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax losses and tax credit carryforwards and due to the mix of earnings in our foreign entities, which are taxed at a rate other than the U.S. statutory rate of 35%. Our valuation allowances increased by $92.7 million during the fiscal year ended March 31, 2015 and decreased by $92.1 million during the fiscal year ended March 31, 2014 due to changes in net operating loss and tax credit carryforwards.

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

Net (loss) income and (loss) earnings per share

For the fiscal year ended March 31, 2015, our net loss was $279.5 million, as compared to net income of $361.6 million in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2015 was $3.48, as compared to basic earnings per share of $3.79 and diluted earnings per share of $3.20 for the fiscal year ended March 31, 2014. Basic and diluted weighted average shares outstanding were lower compared to the prior fiscal year due primarily to the repurchase of 16.2 million shares during the fiscal year ended March 31, 2014 and due to Convertible Notes shares being anti-dilutive in the current period, partially offset by vesting of restricted stock awards. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

As of March 31, 2016, we had $470.8 million of short-term investments, which are highly-liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

In February 2016, we entered into a Fifth Amendment to our Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at March 31, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.68% at March 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

Availability under the Credit Agreement is unrestricted when liquidity is at least $300,000. When liquidity is below $300,000 availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

As of March 31, 2016, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At March 31, 2016 and 2015, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of March 31, 2016, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

1.75% Convertible Notes Due 2016

On November 16, 2011, we issued $250.0 million aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes"). Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by us or converted. We do not have the right to redeem the 1.75% Convertible Notes prior to maturity.

The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2016. As of April 1, 2016 the 1.75% Convertible Notes may be converted at the holder's option through the maturity date. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2016, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

1.00% Convertible Notes Due 2018

On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by us or converted. We do not have the right to redeem the 1.00% Convertible Notes prior to maturity. We also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed our public offering of $37.5 million principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the proceeds to $283.2 million.

The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2016. Accordingly, as of April 1, 2016 the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of the fiscal year end March 31, 2016, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 58.9%, 64.6% and 39.4% of net revenue during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016 and 2015, five customers accounted for 73.9% and 63.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 64.1% and 54.5% of such balances at March 31, 2016 and 2015, respectively. We had three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2016 and 2015. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We believe our current cash, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.

As of March 31, 2016, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $185.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73.3 million as part of the program. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. During the fiscal year ended March 31, 2016 we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. As of March 31, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2016	2015	2014
Net cash provided by operating activities	$261,305	$212,814	$700,262
Net cash used in investing activities	(324,516)	(220,141)	(30,813)
Net cash (used in) provided by financing activities	(48,047)	928	(133,684)
Effects of foreign currency exchange rates on cash and cash equivalents	(1,120)	(17,881)	(2,867)

Net (decrease) increase in cash and cash equivalents	$(112,378)	$(24,280)	$532,898

At March 31, 2016 we had $798.7 million of cash and cash equivalents, compared to $911.1 million at March 31, 2015. The decrease in cash and cash equivalents from March 31, 2015 was due primarily to cash used in investing and financing activities partially offset by cash provided by operating activities. Net cash used in investing and financing activities related to purchases of short-term investments, purchases of fixed assets, the repurchase of common stock and net share settlements of stock-based awards, which were slightly offset by the proceeds received from the sale and maturities of our available-for-sale securities. Net cash provided by operations was due primarily to cash generated from sales of Grand Theft Auto V, NBA 2K16, WWE 2K16 and virtual currency, partially offset by investments in software development and licenses, and the funding of internal royalty payments.

Contractual Obligations and Commitments

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

  •
  Software Development and Licensing:  We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through January 2022. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.

  •
  Marketing:  We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through December 2022.

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

  •
  Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through January 2019.

A summary of annual minimum contractual obligations and commitments as of March 31, 2016 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2017	$106,340	$9,490	$20,272	$18,631	$7,250	$250,000	$411,983
2018	67,278	6,520	19,719	7,584	2,875	—	103,976
2019	57,893	46,460	20,006	1,681	1,438	287,500	414,978
2020	22,387	12,650	15,751	—	—	—	50,788
2021	14,982	3,250	14,192	—	—	—	32,424
Thereafter	15,000	6,500	38,698	—	—	—	60,198

Total	$283,880	$84,870	$128,638	$27,896	$11,563	$537,500	$1,074,347

Income Taxes.    At March 31, 2016, we had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $41.3 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

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

On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, where our declaratory judgment action is pending. Mr. Benzies' complaint claims damages of at least $150.0 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2016, 2015 and 2014, 47.4%, 42.5% and 53.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have VSOE for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period which generally ranges from 12 to 36 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

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

We seek to manage our interest rate risk by maintaining a short-term investment portfolio that includes corporate bonds with high credit quality and maturities less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.

As of March 31, 2016, we had $470.8 million of short-term investments which included $205.3 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $798.7 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2016.

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at March 31, 2016), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.68% at March 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2016, there were no outstanding borrowings under our Credit Agreement. The 1.75% Convertible Notes and the 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 11 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2016 and 2015, our foreign currency translation adjustment loss was $7.4 million and $32.7 million, respectively. We recognized a foreign currency exchange transaction loss of $1.4 million and $2.1 million for the fiscal years ended March 31, 2016 and 2015, respectively, and a foreign currency exchange transaction gain of $0.2 million for the fiscal year ended March 31, 2014, in interest and other, net in our Consolidated Statements of Operations.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2016, we had $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $54.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2015, we had $4.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2016, 2015 and 2014, we recorded gains of $0.1 million and $18.5 million and a loss of $18.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2016 the fair value of these outstanding forward contracts was a loss of $0.1 million and is included in accrued and other current liabilities. As of March 31, 2015 the fair value of these outstanding forward contracts was $0.6 million and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2016, 47.4% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.7%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in "Note 21—Supplementary Financial Information" to the Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2016. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2016). Our Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on its website.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled "Voting Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled "Independent Auditor Fee Information" in our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 66 of this Report.

(ii)
Financial Statement Schedule. See Note 21 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of December 2, 2014.	8-K	12/5/2014	3.1
4.1	Indenture, dated as of November 16, 2011, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.75% Convertible Notes	8-K	11/18/2011	4.1
4.2	Form of 1.75% Convertible Note (included in Exhibit 4.1)	8-K	11/18/2011	4.1
4.3	Indenture, dated as of June 18, 2013, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.00% Convertible Notes	8-K	6/18/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.4	Supplemental Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.2
4.5	Form of 1.00% Convertible Note (included in Exhibit 4.4)	8-K	6/18/2013	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.3	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.4	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.5	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.7	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.3
10.8	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.9	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.5
10.10	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.11	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.12	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.13	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.14	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.15	Amendment to Non-Qualified Stock Option Agreement with ZelnickMedia Corporation, dated as of November 18, 2013+	8-K	11/18/2013	10.1
10.16	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.17	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.18	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.19	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.20	First Amendment to Second Amended and Restated Credit Agreement, dated June 12, 2013	10-K	5/14/2014	10.27
10.21	Second Amendment to Second Amended and Restated Credit Agreement, dated April 28, 2014	10-K	5/14/2014	10.28
10.22	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.23	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.24	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.25	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.26	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP.*	10-Q	2/4/2014	10.2
10.27	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.28	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*	10-Q	11/8/2011	10.2
10.29	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*	10-Q	11/8/2011	10.1
10.30	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.31	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.32	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.33	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.34	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.35	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 23, 2014	14A	7/28/2014	Annex A
10.36	Third Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2014	8-K	8/21/2014	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.37	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson	10-Q	2/6/2015	10.1
10.38	Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014	10-Q	2/6/2015	10.2
10.39	Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014	10-Q	2/6/2015	10.3
10.40	Second Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015	S-3ASR	5/20/2015	10.5
10.41	Second Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015	S-3ASR	5/20/2015	10.6
10.42	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation	S-3ASR	5/20/2015	10.2
10.43	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015	10-Q	8/10/2015	10.1
10.44	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.45	Fourth Amendment to Second Amended and Restated Credit Agreement, May 21, 2015				X
10.46	Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 11, 2016	8-K	2/12/2016	10.1
10.47	Eighth Lease Modification Agreement, dated as of January 5, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.48	Amendment to the Xbox One Publisher License Agreement, dated January 30, 2015, between Microsoft Corporation and the Company**				X
10.49	Amendment No. 3 to the Xbox One Publisher License Agreement, dated August 13, 2015, between Microsoft Corporation and the Company**				X
10.50	Amendment to the Restricted Stock Unit Agreement, dated as of March 30, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

**
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2016

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 18, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2016 of Take-Two Interactive Software, Inc. and our report dated May 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 18, 2016

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$798,742	$911,120
Short-term investments	470,820	186,929
Restricted cash	261,169	169,678
Accounts receivable, net of allowances of $45,552 and $70,471 at March 31, 2016 and 2015, respectively	168,527	217,860
Inventory	15,888	20,051
Software development costs and licenses	178,387	163,385
Deferred cost of goods sold	98,474	56,779
Prepaid expenses and other	53,269	54,057

Total current assets	2,045,276	1,779,859

Fixed assets, net	77,127	69,792
Software development costs and licenses, net of current portion	214,831	124,329
Deferred cost of goods sold, net of current portion	17,915	19,869
Goodwill	217,080	217,288
Other intangibles, net	4,609	4,769
Other assets	13,439	12,167

Total assets	$2,590,277	$2,228,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,448	$38,789
Accrued expenses and other current liabilities	607,479	444,738
Deferred revenue	582,484	482,733

Total current liabilities	1,220,411	966,260

Long-term debt	497,935	473,030
Non-current deferred revenue	216,319	164,618
Other long-term liabilities	74,227	61,077

Total liabilities	2,008,892	1,664,985

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2016 and 2015	—	—
Common stock, $.01 par value, 200,000 shares authorized; 103,765 and 104,594 shares issued and 86,573 and 88,356 outstanding at March 31, 2016 and 2015, respectively	1,038	1,046
Additional paid-in capital	1,088,628	1,028,197
Treasury stock, at cost; 17,192 and 16,238 common shares at March 31, 2016 and 2015, respectively	(303,388)	(276,836)
Accumulated deficit	(166,997)	(158,695)
Accumulated other comprehensive loss	(37,896)	(30,624)

Total stockholders' equity	581,385	563,088

Total liabilities and stockholders' equity	$2,590,277	$2,228,073

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2016	2015	2014
Net revenue	$1,413,698	$1,082,938	$2,350,568
Cost of goods sold	813,873	794,867	1,414,327

Gross profit	599,825	288,071	936,241
Selling and marketing	198,309	235,341	240,996
General and administrative	192,452	175,093	161,374
Research and development	119,807	115,043	105,256
Business reorganization	71,285	—	—
Depreciation and amortization	28,800	21,057	13,359

Total operating expenses	610,653	546,534	520,985

(Loss) income from operations	(10,828)	(258,463)	415,256
Interest and other, net	(30,205)	(31,893)	(33,553)
Gain on long-term investments, net	2,683	17,476	—
Loss on extinguishment of debt	—	—	(9,014)
Gain on convertible note hedge and warrants, net	—	—	3,461

(Loss) income from continuing operations before income taxes	(38,350)	(272,880)	376,150
(Benefit from) provision for income taxes	(30,048)	6,590	14,459

(Loss) income from continuing operations	(8,302)	(279,470)	361,691
Loss from discontinued operations, net of taxes	—	—	(86)

Net (loss) income	$(8,302)	$(279,470)	$361,605

(Loss) earnings per share:
Continuing operations	$(0.10)	$(3.48)	$3.79
Discontinued operations	—	—	—

Basic (loss) earnings per share	$(0.10)	$(3.48)	$3.79

Continuing operations	$(0.10)	$(3.48)	$3.20
Discontinued operations	—	—	—

Diluted (loss) earnings per share	$(0.10)	$(3.48)	$3.20

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Net (loss) income	$(8,302)	$(279,470)	$361,605
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,364)	(32,747)	6,447
Cash flow hedges:
Change in unrealized gains, net of taxes	—	32	241
Reclassification to earnings, net of taxes	(17)	—	—

Change in fair value of effective cash flow hedges	(17)	32	241
Available-for-sale securities:
Net unrealized gain (loss), net of taxes	73	(25)	—
Reclassification to earnings for realized net loss, net of taxes	36	—	—

Change in fair value of available-for-sale securities	109	(25)	—

Other comprehensive (loss) income	(7,272)	(32,740)	6,688

Comprehensive (loss) income	$(15,574)	$(312,210)	$368,293

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2016	2015	2014
Operating activities:
Net (loss) income	$(8,302)	$(279,470)	$361,605
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	134,472	133,453	265,533
Depreciation and amortization	28,800	21,057	13,359
Loss from discontinued operations	—	—	86
Stock-based compensation	69,996	65,246	78,118
Deferred income taxes	(270)	2,279	(19,036)
Amortization of discount on Convertible Notes	23,457	22,026	22,801
Amortization of debt issuance costs	1,567	1,663	1,947
Gain on long-term investments, net	(2,683)	(17,476)	—
Loss on extinguishment of debt	—	—	9,014
Gain on convertible note hedge and warrants, net	—	—	(3,461)
Amortization and impairment of intellectual property	160	344	3,558
Other, net	2,588	2,068	(208)
Changes in assets and liabilities:
Restricted cash	(91,491)	24,161	(186,350)
Accounts receivable	49,348	(164,717)	136,453
Inventory	3,809	9,729	438
Software development costs and licenses	(219,217)	(188,772)	(192,357)
Prepaid expenses, other current and other non-current assets	(12,272)	5,398	(18,424)
Deferred revenue	152,325	568,028	34,276
Deferred cost of goods sold	(41,144)	(70,788)	—
Accounts payable, accrued expenses and other liabilities	170,162	78,585	194,228
Net cash used in discontinued operations	—	—	(1,318)

Net cash provided by operating activities	261,305	212,814	700,262

Investing activities:
Change in bank time deposits	(182,383)	(87,500)	—
Proceeds from available-for-sale securities	43,314	—	—
Purchases of available-for-sale securities	(150,501)	(100,116)	—
Purchases of fixed assets	(37,280)	(49,501)	(29,813)
Purchase of long-term investments	—	(5,000)	—
Proceeds from sale of long-term investment	2,683	21,976	—
Other	(349)	—	(1,000)

Net cash used in investing activities	(324,516)	(220,141)	(30,813)

Financing activities:
Tax payment related to net share settlements on restricted stock awards	(22,916)	—	—
Repurchase of common stock	(26,552)	—	(276,836)
Excess tax benefit from stock-based compensation	1,421	928	—
Proceeds from issuance of 1.00% Convertible Notes	—	—	283,188
Payment for extinguishment of 4.375% Convertible Notes	—	—	(165,999)
Proceeds from termination of convertible note hedge transactions	—	—	84,429
Payment for termination of convertible note warrant transactions	—	—	(55,651)
Payment of debt issuance costs for the issuance of 1.00% Convertible Notes	—	—	(2,815)

Net cash (used in) provided by financing activities	(48,047)	928	(133,684)

Effects of foreign currency exchange rates on cash and cash equivalents	(1,120)	(17,881)	(2,867)

Net (decrease) increase in cash and cash equivalents	(112,378)	(24,280)	532,898
Cash and cash equivalents, beginning of year	911,120	935,400	402,502

Cash and cash equivalents, end of year	$798,742	$911,120	$935,400

Supplemental data:
Interest paid	$7,626	$7,657	$9,095
Income taxes (refunded) paid	$(26,223)	$9,749	$10,025

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated Other Comprehensive (Loss) Income
	Common Stock			Treasury Stock		(Accumulated Deficit) / Retained Earnings
			Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2013	93,743	$937	$832,460	—	$—	$(240,830)	$(4,572)	$587,995

Net income	—	—	—	—	—	361,605	—	361,605
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6,447	6,447
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	241	241
Exercise of stock options	557	6	(6)	—	—	—	—	—
Stock-based compensation	—	—	80,285	—	—	—	—	80,285
Tax benefit associated with stock awards	—	—	7,416	—	—	—	—	7,416
Issuance of 1.00% Convertible Notes	—	—	35,784	—	—	—	—	35,784
Extinguishment of 4.375% Convertible Notes	3,217	32	(26,480)	—	—	—	—	(26,448)
Termination of convertible note hedge transactions	—	—	67,170	—	—	—	—	67,170
Termination of convertible note warrant transactions	—	—	(41,853)	—	—	—	—	(41,853)
Issuance of restricted stock, net of forfeitures and cancellations	7,639	77	(77)	—	—	—	—	—
Repurchased common stock	—	—	—	(16,238)	(276,836)	—	—	(276,836)

Balance, March 31, 2014	105,156	1,052	954,699	(16,238)	(276,836)	120,775	2,116	801,806

Net loss	—	—	—	—	—	(279,470)	—	(279,470)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(32,747)	(32,747)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	32	32
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	72,579	—	—	—	—	72,579
Tax benefit associated with stock awards	—	—	928	—	—	—	—	928
Issuance of restricted stock, net of forfeitures and cancellations	(570)	(6)	(108)	—	—	—	—	(114)
Issuance of common stock in connection with acquisition	8	—	99	—	—	—	—	99

Balance, March 31, 2015	104,594	1,046	1,028,197	(16,238)	(276,836)	(158,695)	(30,624)	563,088

Net loss	—	—	—	—	—	(8,302)	—	(8,302)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(7,364)	(7,364)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	(17)	(17)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	109	109
Stock-based compensation	—	—	83,137	—	—	—	—	83,137
Tax benefit associated with stock awards	—	—	1,421	—	—	—	—	1,421
Issuance of restricted stock, net of forfeitures and cancellations	(84)	(1)	1	—	—	—	—	—
Repurchased common stock	—	—	—	(954)	(26,552)		—	(26,552)
Net share settlement of restricted stock awards	(745)	(7)	(24,128)	—	—	—	—	(24,135)

Balance, March 31, 2016	103,765	$1,038	$1,088,628	(17,192)	$(303,388)	$(166,997)	$(37,896)	$581,385

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

Principles of Consolidation

The Consolidated Financial Statements include the financial statements of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to the recoverability of software development costs and prepaid royalties, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of price protection, allowances for sales returns and doubtful accounts, accrued liabilities, the service period for deferred net revenue and related cost of goods sold, fair value estimates, the valuation of stock-based compensation, and assumptions used in our goodwill and short-term investments impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates. The Company considers transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 58.9%, 64.6% and 39.4% of net revenue during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. One customer accounted for 20.7% and 13.3% of net revenues during the fiscal years ended March 31, 2016 and 2015, respectively. A second customer accounted for 15.5% and 11.7% of net revenue during the fiscal years ended March 31, 2016 and 2015, respectively. A third customer accounted for 21.0% and 18.4% of net revenue during the fiscal years ended March 31, 2015 and 2014, respectively, and a fourth customer accounted for 10.4% of net revenue during the fiscal year ended March 31, 2015. As of March 31, 2016 and 2015, five customers accounted for 73.9% and 63.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 64.1% and 54.5% of such balances at March 31, 2016 and 2015, respectively. We had three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016 and three customers who accounted for 18.5%, 18.4% and 17.6% of our gross accounts receivable as of March 31, 2015. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2016 and 2015. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.

Cash and Cash Equivalents

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

Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive (loss) income, net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive loss to interest and other, net.

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

Inventory

Inventory consists of materials, including manufacturing royalties paid to console manufacturers, and is stated at the lower of weighted average cost or net realizable value. Estimated product returns are included in the inventory balance at their cost. We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess.

Sale of Long-Term Investment

We held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In connection with the sale of Twitch, we recognized a pretax gain of $2,683 and $18,976, during the fiscal years ended March 31, 2016 and 2015, respectively. The pretax gain is presented within "Gain on long-term investments, net" in our Consolidated Statements of Operations.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the actual title's performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We utilize a number of criteria in evaluating expected product performance, including: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, past performance of the franchise. When we determine that the value of the title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned under this program are recorded as a component of cost of goods sold in the period earned.

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

We test our goodwill for impairment annually, at the beginning of August, or more frequently, if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit which is our operating segment. In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the carrying value before performing the two-step impairment test. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. If the two-step impairment test is utilized to test goodwill for impairment, step one compares the fair value of the reporting unit to its carrying value. In performing the quantitative assessment in step-one, we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. If the carrying value of the reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2016, 2015 or 2014.

Long-lived Assets

We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2016 no indicators of impairment existed.

Derivatives and Hedging

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of other comprehensive (loss) income while the ineffective portion of the changes in fair value is recorded currently in earnings as interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive (loss) income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in into cost of goods sold or research and development expenses, as appropriate.

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

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, online multi-player functionality, and related post-contract customer support ("PCS") which generally includes additional free unspecified add-on content updates, maintenance, and online support services. For these arrangements, we evaluate the significance of the PCS at the time each game is released based on the guidance in Accounting Standards Codification 985-605, "Software—Revenue Recognition" ("ASC 985-605") to determine if the PCS rises to the level of a separate deliverable. We monitor our initial assessments on an ongoing basis and consider any changes that may arise. In conjunction with our evaluation, we consider such factors as the significance of the development effort, the nature of online features, the extent of anticipated marketing focus on online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether PCS is significant for a particular game is subjective and requires management's judgment.

When a software arrangement includes multiple elements, the arrangement consideration is allocated to each revenue element based on its relative fair value, based on the vendor specific objective evidence ("VSOE") of fair value for each element. When VSOE of fair value does not exist for all of the elements in the arrangement, ASC 985-605 requires either the use of the residual method or the deferral of revenue until the earlier point at which VSOE of fair value exists for any undelivered element or until only one undelivered element remains. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We do not have VSOE for our PCS obligations and in those arrangements where PCS obligations have been determined to be significant we recognize revenue from the sale of software products over the period we expect to offer the PCS to the consumer ("estimated service period"). We also do not have VSOE for our online multi-player functionality; however it is generally delivered at the same time with the full game software. Determining the estimated service period is subjective and requires management's judgment, therefore, the estimated service period may change in the future. The estimated service periods of our current games, with online functionality and related PCS, are generally twelve to thirty-six months.

When our software products provide insignificant PCS at no additional cost to the consumer, we recognize revenue when the four primary revenue recognition criteria described above have been met for all other deliverables in the arrangement and, in those situations, we estimate and accrue the future costs of providing those services. When software products provide PCS determined to be significant and as we are unable to establish VSOE for that deliverable, we defer all of the software-related revenues and the related cost of goods sold and recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met).

Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We currently recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game.

As part of our on-going assessment of estimated service periods during the three months ended March 31, 2016, we changed Grand Theft Auto V's estimated service period from 24 to 36 months. The change in estimate resulted in a decrease in net revenues of $40,176 and income from operations of $35,767 to our fiscal 2016 financial results. We expect this change in estimated service period to have a material impact to our fiscal 2017 and fiscal 2018 financial results.

Revenue is recognized after deducting estimated price protection, reserves for returns and other allowances. In circumstances when we do not have a reliable basis to estimate price protection, returns and other allowances or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Price protection and Allowances for Returns

We grant price protection and accept returns in connection with our distribution arrangements with customers. Following reductions in the price of our products, we grant price protection to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to receive price protection or return products, including compliance with applicable payment terms and confirmation of field inventory levels.

Generally, our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

We make estimates of future price protection and product returns related to current period product revenue. We estimate the amount of future price protection and returns for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing price protection and the allowance for returns in any accounting period. We believe we can make reliable estimates of price protection and returns. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

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

We receive various incentives from our manufacturers, including up-front cash payments as well as rebates based on a cumulative level of purchases. Such amounts are generally accounted for as a reduction in the price of the manufacturer's product and included as a reduction of inventory or cost of goods sold, based on an agreed upon per unit rebate.

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2016, 2015 and 2014 amounted to $94,743, $132,990 and $153,732, respectively, and are included in "Selling and marketing expense" in our Consolidated Statements of Operations.

(Loss) Earnings per Share ("EPS")

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

Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock under the two-class method excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.

We define common stock equivalents as unexercised stock options, unvested restricted stock awards, common stock equivalents underlying the Convertible Notes (see Note 11) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Stock-based Compensation

We account for stock-based awards under the fair value method of accounting. The fair value of all stock-based compensation is either capitalized and amortized in accordance with our software development cost accounting policy or recognized as expense on a straight-line basis over the full vesting period of the awards for time-based stock awards and on an accelerated attribution method for market-based and performance-based stock awards.

We estimate the fair value of time-based awards to employees using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Monte Carlo Simulation method which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved.

We apply variable accounting to our non-employee stock-based awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on its fair value at the end of the reporting period. For non-employee time-based awards fair value is determined by the closing price of our common stock at the end of the reporting period. For non-employee market-based awards fair value is determined using a Monte Carlo Simulation method which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For non-employee performance-based awards we do not record an expense until a performance target(s) have been achieved and once achieved fair value is determined by the closing price of our common stock at the end of the reporting period.

We issue time and performance based restricted stock units to certain employees, which currently can only be settled in cash. These awards are accounted for as liability awards and we apply variable accounting to these awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period or capitalized as software development costs.

See Note 15 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income includes foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the net of tax amounts for unrealized gains (losses), net on derivative instruments designated as cash flow hedges and available for sale securities.

Recently Issued Accounting Pronouncements

Accounting for Stock Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") This new guidance simplifies the balance sheet classification of deferred taxes by requiring all deferred taxes to be presented as noncurrent assets or liabilities. This update can be applied either retrospectively or prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2016 (April 1, 2017 for the Company). Early adoption is permitted. We adopted ASU 2015-17 prospectively during the fourth quarter of fiscal 2016, therefore, prior periods have not been restated to conform to current presentation. The adoption of ASU 2015-17 resulted in a reclassification of net current deferred tax assets of $32,537 from prepaid expenses and other to other long-term liabilities.

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

We adopted ASU 2015-03 during the third quarter of fiscal 2016. The adoption of ASU 2015-03 had no impact on our Consolidated Statement of Operations and Consolidated Statement of Cash Flows, and had the following impact to our previously reported March 31, 2015 Consolidated Balance Sheet:

	March 31, 2015
	Originally Reported	As Adjusted	Effect of Change
Prepaid expenses and other	$55,506	$54,057	$(1,449)
Other assets	13,745	12,167	(1,578)
Long-term debt	476,057	473,030	(3,027)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing which clarifies the implementation guidance on licensing and identifying performance obligations. This guidance can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). We are currently determining the implementation approach and evaluating the impact of adopting these updates on our Consolidated Financial Statements.

2.     MANAGEMENT AGREEMENT

In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $7,722, $7,737 and $6,365 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Pursuant to the 2011 Management Agreement and the 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2016, 2015 and 2014, we recorded $26,652, $24,449 and $16,807, respectively, of stock-based compensation expense for non-employee awards, which is included in general and administrative expenses. See Note 15 for a discussion of such awards.

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

	March 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$562,726	$562,726	$—	$—	Cash and cash equivalents
Corporate bonds	205,250	—	205,250	—	Short-term investments
Bank-time deposits	265,570	265,570	—	—	Short-term investments
Foreign currency forward contracts	(137)	—	(137)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$1,033,409	$828,296	$205,113	$—

	March 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$544,334	$544,334	$—	$—	Cash and cash equivalents
Bank-time deposits	79,852	79,852	—	—	Cash and cash equivalents
Corporate bonds	99,429	—	99,429	—	Short-term investments
Bank-time deposits	87,500	87,500	—	—	Short-term investments
Foreign currency forward contracts	587	—	587	—	Prepaid expenses and other

Total recurring fair value measurements, net	$811,702	$711,686	$100,016	$—

We did not have any transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2016.

Debt

As of March 31, 2016, the estimated fair value of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $493,750 and $515,286, respectively. The fair value was determined using Level 2 inputs, observable market data for the Convertible Notes and its embedded option feature. See Note 11 for additional information regarding our Convertible Notes.

4.     SHORT-TERM INVESTMENTS

Our short-term investments consisted of the following as of March 31, 2016:

	March 31, 2016
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$265,570	$—	$—	$265,570
Available-for-sale securities:
Corporate bonds	205,166	131	(47)	205,250

Total short-term investments	$470,736	$131	$(47)	$470,820

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$87,500	$—	$—	$87,500
Available-for-sale securities:
Corporate bonds	99,454	39	(64)	99,429

Total short-term investments	$186,954	$39	$(64)	$186,929

Unrealized gains and losses of our available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider any of these investments to be other-than-temporarily impaired as of March 31, 2016 or 2015.

The following table summarizes the contracted maturities of our short-term investments at March 31, 2016:

	March 31, 2016
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$390,386	$390,384
Due in 1-2 years	80,350	80,436

Total short-term investments	$470,736	$470,820

5.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into derivative financial contracts for speculative or trading purposes. We classify cash flows from its derivative transactions as cash flows from operating activities in the consolidated statements of cash flow.

The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2016	2015
Forward contracts to sell foreign currencies	$54,529	$72,488
Forward contracts to purchase foreign currencies	$2,409	4,097

For the fiscal years ended March 31, 2016, 2015 and 2014, we recorded gains of $144 and $18,548, and a loss of $18,425, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. As of March 31, 2016, amounts related to derivatives designated as cash flow hedges and recorded in accumulated other comprehensive (loss) income are immaterial.

6.     INVENTORY

Inventory balances by category are as follows:

	March 31,
	2016	2015
Finished products	$14,321	$17,229
Parts and supplies	1,567	2,822

Inventory	$15,888	$20,051

Estimated product returns included in inventory at March 31, 2016 and 2015 were $527 and $921, respectively.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2016		2015
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$131,378	$162,261	$54,225	$116,026
Software development costs, externally developed	46,888	45,703	102,713	8,303
Licenses	121	6,867	6,447	—

Software development costs and licenses	$178,387	$214,831	$163,385	$124,329

Software development costs and licenses as of March 31, 2016 and 2015 included $343,450 and $211,248, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Amortization of software development costs and licenses	$117,506	$119,488	$236,759
Impairment of software development costs and licenses	22,671	23,947	52,863
Less: Portion representing stock-based compensation	(5,705)	(9,982)	(24,089)

Amortization and impairment, net of stock-based compensation	$134,472	$133,453	$265,533

8.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
	2016	2015
Computer equipment	$74,684	$73,675
Computer software	39,277	59,575
Leasehold improvements	47,773	35,535
Office equipment	6,344	7,002
Furniture and fixtures	8,051	7,073

	176,129	182,860
Less: accumulated depreciation	99,002	113,068

Fixed assets, net	$77,127	$69,792

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2016, 2015 and 2014 was $28,800, $21,057 and $13,203, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS, NET

The change in our goodwill balance is as follows:

Total
Balance at March 31, 2014	$226,705
Currency translation adjustment	(9,417)

Balance at March 31, 2015	$217,288
Currency translation adjustment	(208)

Balance at March 31, 2016	$217,080

The following table sets forth the intangible assets for Intellectual property, which is subject to amortization:

	March 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	$26,859	$(22,250)	$4,609	$26,859	$(22,090)	$4,769

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cost of goods sold	$160	$344	$3,558
Depreciation and amortization	—	—	156

Total amortization of intangible assets	$160	$344	$3,714

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

2017	$4,036
2018	548
2019	25

Total	$4,609

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31,
	2016	2015
Software development royalties	$414,492	$307,953
Business reorganization (see Note 20)	66,323	—
Compensation and benefits	39,919	47,763
Licenses	31,825	23,974
Marketing and promotions	14,938	21,708
Other	39,982	43,340

Accrued expenses and other current liabilities	$607,479	$444,738

11.   LONG-TERM DEBT

Credit Agreement

In February 2016, we entered into a Fifth Amendment to our Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at March 31, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.68% at March 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2016 and 2015.

Availability under the Credit Agreement is unrestricted when liquidity, as defined in the Credit Agreement, is at least $300,000. When liquidity is below $300,000 availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

Information related to availability on our Credit Agreement is as follows:

	March 31,
	2016	2015
Available borrowings	$98,335	$98,335
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $438, $518 and $637, for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of March 31, 2016, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2016. As of

April 1, 2016, the 1.75% Convertible Notes may be converted at the holder's option through the maturity date. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of March 31, 2016, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

As of March 31, 2016 and 2015, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $243,251 and $83,373, respectively.

The following table provides additional information related to our 1.75% Convertible Notes:

	March 31,
	2016	2015
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	8,014	19,386
Carrying amount of debt issuance costs	657	1,662

Net carrying amount of 1.75% Convertible Notes	$241,329	$228,952

The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash interest expense (coupon interest expense)	$4,375	$4,375	$4,375
Non-cash amortization of discount on 1.75% Convertible Notes	11,372	10,639	9,954
Amortization of debt issuance costs	1,005	1,054	1,105

Total interest expense related to 1.75% Convertible Notes	$16,752	$16,068	$15,434

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

The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2016. Accordingly, as of April 1, 2016, the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes conversion in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of March 31, 2016, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

As of March 31, 2016 and 2015, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $215,809 and $52,671, respectively.

The following table provides additional information related to our 1.00% Convertible Notes:

	March 31,
	2016	2015
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	29,972	42,057
Carrying amount of debt issuance costs	922	1,365

Net carrying amount of 1.00% Convertible Notes	$256,606	$244,078

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash interest expense (coupon interest expense)	$2,875	$2,875	$2,259
Non-cash amortization of discount on 1.00% Convertible Notes	12,085	11,387	8,489
Amortization of debt issuance costs	443	466	378

Total interest expense related to 1.00% Convertible Notes	$15,403	$14,728	$11,126

12.   (LOSS) EARNINGS PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,
	2016	2015	2014
Computation of Basic (loss) earnings per share:
Net (loss) income	$(8,302)	$(279,470)	$361,605
Less: net income allocated to participating securities	—	—	(41,065)

Net (loss) income for basic (loss) earnings per share calculation	$(8,302)	$(279,470)	$320,540

Total weighted average shares outstanding—basic	83,417	80,367	95,347
Less: weighted average participating shares outstanding	—	—	(10,828)

Weighted average common shares outstanding—basic	83,417	80,367	84,519

Basic (loss) earnings per share	$(0.10)	$(3.48)	$3.79

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(8,302)	$(279,470)	$361,605
Less: net income allocated to participating securities	—	—	(31,397)
Add: interest expense, net of tax, on Convertible Notes	—	—	33,718

Net (loss) income for diluted (loss) earnings per share calculation	$(8,302)	$(279,470)	$363,926

Weighted average common shares outstanding—basic	83,417	80,367	84,519
Add: dilutive effect of common stock equivalents	—	—	29,363

Weighted average common shares outstanding—diluted	83,417	80,367	113,882

Diluted (loss) earnings per share	$(0.10)	$(3.48)	$3.20

The calculation of EPS for common stock under the two-class method shown above for the fiscal year ended March 31, 2014 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.

We incurred a net loss for the fiscal year ended March 31, 2016 and 2015; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the fiscal year ended March 31, 2016 and 2015 we had 6,405,000 and 6,061,000, respectively, of unvested share-based awards which are excluded due to the net loss for the periods.

13.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2016 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2017	$106,340	$9,490	$20,272	$18,631	$7,250	$250,000	$411,983
2018	67,278	6,520	19,719	7,584	2,875	—	103,976
2019	57,893	46,460	20,006	1,681	1,438	287,500	414,978
2020	22,387	12,650	15,751	—	—	—	50,788
2021	14,982	3,250	14,192	—	—	—	32,424
Thereafter	15,000	6,500	38,698	—	—	—	60,198

Total	$283,880	$84,870	$128,638	$27,896	$11,563	$537,500	$1,074,347

Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through January 2022. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.

Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through December 2022 and primarily reflect our agreements with major sports leagues and players' associations.

Operating Leases:    Our offices are occupied under non-cancelable operating leases expiring at various times through June 2024. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $18,032, $18,120 and $15,574 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through January 2019.

Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2016, 2015 and 2014 were $8,348, $8,554 and $7,476, respectively.

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

On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, where our declaratory judgment action is pending. Mr. Benzies' complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe is an adequate reserve for this matter, which amounts are included in Business reorganization in our Consolidated Statement of Operations (see Note 20) and we do not believe that the ultimate outcome of such litigation, even if in excess of our current reserve, will have a material adverse effect on our business, financial condition or results of operations.

14.   INCOME TAXES

Components of (loss) income from continuing operations before income taxes are as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Domestic	$(94,174)	$(126,582)	$197,992
Foreign	55,824	(146,298)	178,158

(Loss) income from continuing operations before income taxes	$(38,350)	$(272,880)	$376,150

(Benefit from) provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
Current:
U.S. federal	$792	$2,773	$16,340
U.S. state and local	938	(1,406)	4,527
Foreign	(31,508)	2,944	12,628

Total current income taxes	(29,778)	4,311	33,495
Deferred:
U.S. federal	1,211	1,575	(14,216)
U.S. state and local	(231)	72	(3,462)
Foreign	(1,250)	632	(1,358)

Total deferred income taxes	(270)	2,279	(19,036)

(Benefit from) provision for income taxes	$(30,048)	$6,590	$14,459

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	25.8%	(12.1)%	(10.4)%
Tax amortization of goodwill	(3.2)%	(0.6)%	0.5%
Foreign earnings	(3.3)%	(1.5)%	2.0%
State and local taxes, net of U.S. federal benefit	0.9%	0.9%	0.3%
Tax credit(1)	98.7%	—	—
Valuation allowance—domestic	(77.8)%	(16.8)%	(19.8)%
Valuation allowance—foreign	10.4%	(5.1)%	(5.1)%
Change in reserves	(7.0)%	(1.6)%	(0.7)%
Other	(1.1)%	(0.6)%	2.0%

Effective tax rate	78.4%	(2.4)%	3.8%

(1)
Income tax benefit of $37,838 was recorded for the fiscal year ended March 31, 2016 attributable to the Company becoming eligible to claim certain tax deductions on applicable video games in the United Kingdom, relating to a prior period, which was recognized during fiscal 2016.

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2016	2015
Deferred tax assets:
Accrued compensation expense	$101,337	$52,051
Deferred revenue	33,254	5,011
Domestic net operating loss carryforward	28,811	70,159
Tax credit carryforward	76,565	60,278
Foreign net operating loss carryforwards	16,910	22,390
Business reorganization	24,143	72
Sales returns and allowances (including bad debt)	2,257	8,670
Deferred rent	5,359	4,692
Other	2,443	830

Total deferred tax assets	291,079	224,153
Less: Valuation allowance	(170,574)	(133,468)

Net deferred tax assets	120,505	90,685

Deferred tax liabilities:
Capitalized software and depreciation	(104,294)	(69,298)
Convertible debt	(12,716)	(21,391)
Intangible amortization	(8,306)	(4,356)
Other	—	(703)

Total deferred tax liabilities	(125,316)	(95,748)

Net deferred tax liability(a)	(4,811)	(5,063)

(a)
As of March 31, 2016 and 2015, $4,811 and $18,125, respectively, is included in other long-term liabilities and as of March 31, 2015, $13,062 is included in prepaid expenses and other current assets.

The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to goodwill, which cannot be used to offset deferred tax assets.

At March 31, 2016, we had domestic net operating loss carryforwards totaling $28,811 of which $14 will expire in 2019, $1,195 will expire in 2020, $2,332 will expire from 2021 to 2027 and $25,270 will expire from 2029 to 2036. In addition, we had foreign net operating loss carryforwards of $16,910, of which $2,999 will expire in 2020, $11,854 will expire in 2022 and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $197,300 at March 31, 2016 and $156,000 at March 31, 2015. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2016 and March 31, 2015, we had gross unrecognized tax benefits, including interest and penalties, of $56,012 and $42,706, of which $41,285 and $29,153, respectively, would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Balance, beginning of period	$40,591	$23,536	$20,400
Additions:
Current year tax positions	12,208	8,297	5,069
Prior year tax positions	—	9,040	2,008
Reduction of prior year tax positions	—	(256)	(3,219)
Lapse of statute of limitations	—	(26)	(667)
Other, net	—	—	(55)

Balance, end of period	$52,799	$40,591	$23,536

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2016, 2015 and 2014, we recognized an increase in interest and penalties of $1,098, $771 and $32, respectively. The gross amount of interest and penalties accrued as of March 31, 2016 and March 31, 2015 was $ 3,213 and $2,115, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2012 and state income tax returns for periods prior to the fiscal year ended March 31, 2011. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended March 31, 2011. The statute relating to the fiscal year ended October 31, 2010 has expired. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ended March 31, 2011 through March 31, 2013. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.

15.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under the 2009 Plan is 27,209,000 and as of March 31, 2016, there were approximately 1,722,000 shares available for issuance. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock and other stock-based awards of our common stock to employees and non-employees. Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award.

Under our unvested restricted stock awards we issue shares to employees on the date the restricted stock awards are granted and therefore shares granted have voting rights, participate in dividends and are considered issued and outstanding. Shares issued for any restricted stock awards that are forfeited prior to vesting are canceled and no longer outstanding. Upon the vesting of certain restricted stock awards employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.

The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cost of goods sold	$15,323	$17,121	$30,124
Selling and marketing	9,425	8,798	10,136
General and administrative	40,322	33,636	28,991
Research and development	4,926	5,691	8,867

Stock-based compensation expense	$69,996	$65,246	$78,118

Capitalized stock-based compensation expense	$30,367	$17,423	$26,156

Restricted Stock Awards

Restricted stock awards granted to employees under our stock-based compensation plans generally vest annually over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees vest based on market conditions, primarily related to the performance of the price of our common stock.

Pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vested annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that were eligible to vest through May 15, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. None of the shares of restricted stock grant pursuant to the 2011 Management Agreement remained unvested as of March 31, 2016 and 1,133,000 shares of restricted stock remained unvested as of March 31, 2015. During the fiscal year ended March 31, 2016, 1,108,250 shares of restricted stock vested and 24,750 shares of rested stock were forfeited related to the 2011 Management Agreement.

In connection with the 2014 Management Agreement, we granted 525,591 and 619,490 restricted stock units to ZelnickMedia on May 20, 2015 and April 1, 2014, respectively, as follows:

	Fiscal Year Ended March 31,
	2016	2015
Time-based	151,575	178,654
Market-based(1)	280,512	330,628
Performance-based(1)
New IP	46,752	55,104
Major IP	46,752	55,104

Total-Performance-based	93,504	110,208

Total Restricted Stock Units	525,591	619,490

(1)
Represents the maximum number of shares eligible to vest.

Time-based restricted stock units granted on April 1, 2014 will vest on May 20, 2016 and those granted on May 20, 2015 will vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date.

Market-based restricted stock units granted on April 1, 2014 are eligible to vest on May 20, 2016 and those granted on May 20, 2015 are eligible to vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.

Performance-based restricted stock units granted on April 1, 2014 are eligible to vest on May 20, 2016 and those granted on May 20, 2015 are eligible to vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of March 31, 2016 and 2015 for the "New IP" and "Major IP" performance-based restricted stock units granted on April 1, 2014 and May 20, 2015.

The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of March 31, 2016 and 2015 was 1,145,081 and 619,490, respectively.

The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended March 31,
	2016		2015		2014
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.6%	0.4%	0.4%	0.1%	0.6%	0.2%
Expected stock price volatility	33.9%	32.2%	31.9%	33.7%	39.1%	36.5%
Expected service period (years)	1.9	1.1	2.0	3.7	2.0	3.4
Dividends	None	None	None	None	None	None

The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2016, 2015 and 2014 was $43.66, $36.56 and $15.73 per share, respectively. For the fiscal years ended March 31, 2016, 2015 and 2014, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $58.45, $24.21 and $11.83 per share, respectively.

The following table summarizes the activity in non-vested restricted stock awards to employees and ZelnickMedia under our stock-based compensation plans with performance and market based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2015	8,995	$17.52
Granted	2,313	33.47
Vested	(4,191)	15.30
Forfeited	(712)	19.44

Non-vested restricted stock at March 31, 2016	6,405	$24.74

The maximum number of common shares that could vest is 293,521 for performance-based and market-based restricted stock awards granted during the current year. As of March 31, 2016, the maximum number of shares that could vest is 657,773 for performance-based and market-based restricted stock units outstanding.

As of March 31, 2016, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was $101,124 and will be recognized as compensation expense on a straight-line basis over a weighted-average period of approximately 1 year, or capitalized as software development costs.

Liability Awards

During the fiscal year ended March 31, 2016, we issued 5,500,000 of time and performance based restricted stock units, to certain employees, which currently can only be settled in cash and are therefore treated as liability awards. The awards are expected to vest between September 2018 and June 2021. As of March 31, 2016, the total future unrecognized compensation cost, based on the March 31, 2016 closing stock price, is estimated to be $199,759 and will be recognized as compensation expense on a straight-line basis over a weighted-average period of approximately 4.9 years, or capitalized as software development costs.

16.   SHARE REPURCHASE PROGRAM

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. During the fiscal year ended March 31, 2016 we repurchased 953,647 shares of our common stock in the open market for $26,552, including commissions of $10, as part of the program. We did not repurchase any shares of our common stock during the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73,325, including commissions of $42, as part of the program. As of March 31, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

All of the repurchased shares are classified as treasury stock in our Consolidated Balance Sheets.

17.   SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, which are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels, which represent a single operating segment, the "publishing segment". Our operations involve similar products and customers worldwide. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Our publishing segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), to evaluate performance and allocate resources. We are centrally managed and the CODM primarily uses segment operating income supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. We include the change in deferred revenue to GAAP revenue to arrive at Segment Revenue. Segment Revenue is a key metric that we use to manage our business as it reflects the sales activity in a given period and provides a more timely indication of trends in our business, provides comparability with the way our business is measured by analysts, and provides consistency with industry data sources. Furthermore, Segment Revenue incorporates the change in deferred revenue that is reflected in the calculation of Segment operating income. Segment operating income differs from consolidated operating income due to the exclusion of the deferral of net revenues and associated costs related to sales generated from certain titles for which we have or expect to provide PCS deemed to be significant (see Note 1) and virtual currency transactions, stock-based compensation expenses, and business reorganization and other expenses that may not be indicative of the Company's core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis. The following table summarizes the financial performance of our operating segment revenue and operating income (loss) and provides reconciliations to our consolidated net revenue and operating (loss) income:

	Fiscal Year Ended March 31,
	2016	2015	2014	2016	2015	2014
	Net Revenue			Operating (loss) income
Operating Segment	$1,560,626	$1,668,765	$2,413,720	$238,212	$309,543	$534,043
Reconciliation to consolidated net revenue / operating (loss) income:
Net effect of deferral of net revenues and related cost of sales	(146,928)	(585,827)	(63,152)	(106,531)	(502,565)	(36,179)
Stock based compensation expense	—	—	—	(69,996)	(65,246)	(78,118)
Business reorganization and other expenses	—	—	—	(72,513)	(195)	(4,490)

Consolidated net revenue / operating (loss) income	$1,413,698	$1,082,938	$2,350,568	$(10,828)	$(258,463)	$415,256

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2016	2015	2014
United States	$742,963	$623,080	$1,093,918
Europe	449,577	322,645	903,610
Asia Pacific	120,629	69,923	178,816
Canada and Latin America	100,529	67,290	174,224

Total net revenue	$1,413,698	$1,082,938	$2,350,568

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2016	2015	2014
Console	$1,167,623	$881,516	$2,148,494
PC and other	246,075	201,422	202,074

Total net revenue	$1,413,698	$1,082,938	$2,350,568

Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2016	2015	2014
Physical retail and other	$716,040	$627,639	$1,978,598
Digital online	697,658	455,299	371,970

Total net revenue	$1,413,698	$1,082,938	$2,350,568

18.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2016	2015	2014
Interest expense, net	$(29,239)	$(29,901)	$(33,961)
Foreign currency exchange gain (loss)	(1,407)	(2,068)	209
Other	441	76	199

Interest and other, net	$(30,205)	$(31,893)	$(33,553)

19.   ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive (loss) income before reclassifications	(32,747)	32	(25)	(32,740)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)
Other comprehensive (loss) income before reclassifications	(7,364)	—	73	(7,291)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	36	19

Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)

20.   BUSINESS REORGANIZATION

During the fiscal year ended March 31, 2016, the Company incurred business reorganization expenses of $71,285 due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through March 31, 2016, the Company has paid $4,962 related to these reorganization activities and $66,323 remains accrued for in Accrued expenses and other current liabilities. See Note 13 for additional information.

21.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2016
Valuation allowance for deferred income taxes	$133,468	$37,106	$—	$—	$170,574

Price protection, sales returns and other allowances	$69,305	$64,498	$(86,622)	$(2,028)	$45,153
Allowance for doubtful accounts	1,166	—	(767)	—	399

Total accounts receivable allowances	$70,471	$64,498	$(87,389)	$(2,028)	$45,552

Fiscal Year Ended March 31, 2015
Valuation allowance for deferred income taxes	$40,774	$92,694	$—	$—	$133,468

Price protection, sales returns and other allowances	$74,078	$50,114	$(57,982)	$3,095	$69,305
Allowance for doubtful accounts	1,440	—	(274)	—	1,166

Total accounts receivable allowances	$75,518	$50,114	$(58,256)	$3,095	$70,471

Fiscal Year Ended March 31, 2014
Valuation allowance for deferred income taxes	$132,912	$—	$(92,138)	$—	$40,774

Price protection, sales returns and other allowances	$62,880	$138,050	$(127,458)	$606	$74,078
Allowance for doubtful accounts	1,201	736	(497)	—	1,440

Total accounts receivable allowances	$64,081	$138,786	$(127,955)	$606	$75,518

(1)
Includes price protection of $36,546, $16,669 and $65,996; other allowances including rebates, discounts and cooperative advertising of $23,073, $24,402 and $48,755; and sales returns of $4,879, $9,043 and $23,299 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2016:

	Quarter
Fiscal Year Ended March 31, 2016	First	Second	Third	Fourth
Net revenue	$275,297	$346,974	$414,221	$377,206
Gross profit	72,682	203,034	156,360	167,749
(Loss) income from operations	(62,637)	66,431	(59,197)	44,575
Net (loss) income	$(67,023)	$54,735	$(42,413)	$46,399
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.81)	$0.63	$(0.51)	$0.54
Diluted (loss) earnings per share	$(0.81)	$0.55	$(0.51)	$0.48

	Quarter
Fiscal Year Ended March 31, 2015	First	Second	Third	Fourth
Net revenue	$125,425	$126,277	$531,147	$300,089
Gross profit (loss)	71,269	74,261	253,134	(110,593)
(Loss) income from operations	(33,209)	(48,513)	65,612	(242,353)
Net (loss) income	$(35,403)	$(41,369)	$40,093	$(242,791)
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.45)	$(0.51)	$0.46	$(2.99)
Diluted (loss) earnings per share	$(0.45)	$(0.51)	$0.42	$(2.99)

Basic and diluted (loss) earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted (loss) earnings per share information may not equal annual basic and diluted earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer
May 18, 2016

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Strauss Zelnick and Lainie Goldstein and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 18, 2016
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2016
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 18, 2016
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 18, 2016
/s/ J MOSES J Moses	Director	May 18, 2016

Signature	Title	Date

/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 18, 2016
/s/ SUSAN TOLSON Susan Tolson	Director	May 18, 2016