Form 10-Q
period 2016-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2016-08-05
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

        As of July 29, 2016, there were 86,015,312 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	796,328	798,742
Short-term investments	392,489	470,820
Restricted cash	318,504	261,169
Accounts receivable, net of allowances of $67,744 and $45,552 at
June 30, 2016 and March 31, 2016, respectively	141,150	168,527
Inventory	12,734	15,888
Software development costs and licenses	167,218	178,387
Deferred cost of goods sold	92,515	98,474
Prepaid expenses and other	56,734	53,269

Total current assets	1,977,672	2,045,276
Fixed assets, net	72,414	77,127
Software development costs and licenses, net of current portion	247,272	214,831
Deferred cost of goods sold, net of current portion	5,301	17,915
Goodwill	215,622	217,080
Other intangibles, net	4,609	4,609
Other assets	15,837	13,439

Total assets	2,538,727	2,590,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	37,781	30,448
Accrued expenses and other current liabilities	619,435	607,479
Deferred revenue	604,411	582,484

Total current liabilities	1,261,627	1,220,411
Long-term debt	504,385	497,935
Non-current deferred revenue	153,912	216,319
Other long-term liabilities	85,263	74,227

Total liabilities	2,005,187	2,008,892

Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,599 and 103,765 shares issued and 87,407 and 86,573 outstanding at June 30, 2016 and March 31, 2016, respectively	1,046	1,038
Additional paid-in capital	1,082,765	1,088,628
Treasury stock, at cost; 17,192 common shares at June 30, 2016 and March 31, 2016	(303,388)	(303,388)
Accumulated deficit	(205,564)	(166,997)
Accumulated other comprehensive loss	(41,319)	(37,896)

Total stockholders' equity	533,540	581,385

Total liabilities and stockholders' equity	2,538,727	2,590,277

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015
Net revenue	311,552	275,297
Cost of goods sold	191,380	202,615

Gross profit	120,172	72,682
Selling and marketing	71,134	45,567
General and administrative	46,743	49,035
Research and development	33,900	34,142
Depreciation and amortization	7,378	6,575

Total operating expenses	159,155	135,319

Loss from operations	(38,983)	(62,637)
Interest and other, net	(4,506)	(7,534)
Gain on long-term investments, net	1,350	—

Loss before income taxes	(42,139)	(70,171)
Benefit from income taxes	(3,572)	(3,148)

Net loss	(38,567)	(67,023)

Loss per share:
Basic and diluted loss per share	$(0.46)	$(0.81)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2016	2015
Net loss	$(38,567)	$(67,023)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,633)	9,102
Available-for-sale securities:
Unrealized gain (loss), net on available-for-sale securities, net of taxes	206	(41)
Reclassification to earnings for realized losses, net on available for sale securities	4	—

Change in fair value of available for sale securities	210	(41)

Other comprehensive (loss) income	(3,423)	9,061

Comprehensive loss	$(41,990)	$(57,962)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(38,567)	$(67,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	41,034	23,590
Depreciation and amortization	7,378	6,575
Amortization and impairment of intellectual property	—	32
Stock-based compensation	15,100	19,086
Amortization of discount on Convertible Notes	6,098	5,727
Amortization of debt issuance costs	381	398
Other, net	(3,171)	183
Changes in assets and liabilities:
Restricted cash	(57,335)	(60,315)
Accounts receivable	28,226	87,198
Inventory	2,696	8,341
Software development costs and licenses	(62,392)	(43,131)
Prepaid expenses, other current and other non-current assets	(3,867)	(20,693)
Deferred revenue	(36,446)	91,903
Deferred cost of goods sold	17,223	1,243
Accounts payable, accrued expenses and other liabilities	36,394	52,368

Net cash (used in) provided by operating activities	(47,248)	105,482

Investing activities:
Change in bank time deposits	78,691	(187,045)
Proceeds from available-for-sale securities	29,795	—
Purchases of available-for-sale securities	(30,836)	(444)
Purchases of fixed assets	(4,230)	(18,769)
Proceeds from sale of long-term investment	1,350	—
Purchase of long-term investments	(1,885)	—

Net cash povided by (used in) investing activities	72,885	(206,258)

Financing activities:
Excess tax benefit from stock-based compensation	887	8,066
Tax payment related to net share settlements on restricted stock awards	(25,166)	(6,541)

Net cash (used in) provided by financing activities	(24,279)	1,525

Effects of foreign currency exchange rates on cash and cash equivalents	(3,772)	3,915

Net decrease in cash and cash equivalents	(2,414)	(95,336)
Cash and cash equivalents, beginning of year	798,742	911,120

Cash and cash equivalents, end of period	$796,328	$815,784

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

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in the opinion of management, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2016.

        Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Accounting for Stock Compensation

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

        In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers. In April 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on licensing and identifying performance obligations. In May 2016, the FASB further amended ASU 2014-09 by issuing ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which does not change the core principles of the standard, but clarifies the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2014-09 and its amendments can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). While we continue to evaluate the impact and available implementation approaches, we believe adoption of ASU 2014-09, as amended, may have a material impact on the allocation and timing of revenue recognition and associated cost of goods sold.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT

        In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,337 during each of the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2016 and 2015, we recorded $3,889 and $7,323, respectively, of stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses.

        In connection with the 2014 Management Agreement, we granted restricted stock units as follows:

	Three Months Ended June 30,
	2016	2015
Time-based	107,551	151,575
Market-based(1)	199,038	280,512
Performance-based(1)
New IP	33,174	46,752
Major IP	33,172	46,752

Total- Performance-based	66,346	93,504

Total Restricted Stock Units	372,935	525,591

(1)
Represents the maximum number of shares eligible to vest.

        Time-based restricted stock units granted in 2016 will vest on April 1, 2018 and those granted in 2015 will vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date.

        Market-based restricted stock units granted in 2016 are eligible to vest on April 1, 2018 and those granted in 2015 are eligible to vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

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

        Performance-based restricted stock units granted in 2016 are eligible to vest on April 1, 2018 and those granted in 2015 are eligible to vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of June 30, 2016 and March 31, 2016 for the "Major IP" performance-based restricted stock units granted in 2015.

        The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 898,526 and 1,145,081 as of June 30, 2016 and March 31, 2016, respectively. In addition to the restricted stock units granted to ZelnickMedia, 591,912 restricted stock units vested and 27,578 restricted stock units were forfeited during the three months ended June 30, 2016.

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

	June 30, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$518,581	$518,581	$—	$—	Cash and cash equivalents
Bank-time deposits	83,294	83,294	—	—	Cash and cash equivalents
Corporate bonds	206,011	—	206,011	—	Short-term investments
Bank-time deposits	186,478	186,478	—	—	Short-term investments
Foreign currency forward contracts	(88)	—	(88)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$994,276	$788,353	$205,923	$—

	March 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$562,726	$562,726	$—	$—	Cash and cash equivalents
Corporate bonds	205,250	—	205,250	—	Short-term investments
Bank-time deposits	265,570	265,570	—	—	Short-term investments
Foreign currency forward contracts	(137)	—	(137)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$1,033,409	$828,296	$205,113	$—

        We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended June 30, 2016.

Debt

        As of June 30, 2016, the estimated fair value of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $496,500 and $516,005, respectively. The fair value was determined using Level 2 inputs, observable market data, for the Convertible Notes and its embedded option feature. See Note 9 for additional information regarding our Convertible Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following:

	June 30, 2016
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank time deposits	$186,478	$—	$—	$186,478
Available-for-sale securities:
Corporate bonds	205,716	318	(23)	206,011

Total short-term investments	$392,194	$318	$(23)	$392,489

	March 31, 2016
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank time deposits	$265,570	$—	$—	$265,570
Available-for-sale securities:
Corporate bonds	205,166	131	(47)	205,250

Total short-term investments	$470,736	$131	$(47)	$470,820

        Unrealized gains and losses of our available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2016 or March 31, 2016.

        The following table summarizes the contracted maturities of our short-term investments at June 30, 2016:

	June 30, 2016
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$337,191	$337,301
Due in 1 - 2 years	55,003	55,188

Total short-term investments	$392,194	$392,489

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Our risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into derivative financial contracts for speculative or trading purposes. We classify cash flows from derivative transactions as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

        The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2016	March 31, 2016
Forward contracts to sell foreign currencies	$31,340	$54,529
Forward contracts to purchase foreign currencies	12,112	2,409

        For the three months ended June 30, 2016 and 2015, we recorded a gain of $798 and a loss of $662, respectively, related to foreign currency forward contracts in interest and other, net in our Condensed Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

6. INVENTORY

        Inventory balances by category are as follows:

	June 30, 2016	March 31, 2016
Finished products	$11,272	$14,321
Parts and supplies	1,462	1,567

Inventory	$12,734	$15,888

        Estimated product returns included in inventory at June 30, 2016 and March 31, 2016 were $832 and $527, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	June 30, 2016		March 31, 2016
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$146,187	$195,985	$131,378	$162,261
Software development costs, externally developed	20,301	45,134	46,888	45,703
Licenses	730	6,153	121	6,867

Software development costs and licenses	$167,218	$247,272	$178,387	$214,831

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES (Continued)

        Software development costs and licenses as of June 30, 2016 and March 31, 2016 included $369,273 and $343,450, respectively, related to titles that have not been released. During the three months ended June 30, 2016 and 2015 we recorded $9,068 and $1,710, respectively of software development impairment charges (a component of cost of goods sold).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	March 31, 2016
Software development royalties	$445,171	$414,492
Business reorganization	65,935	66,323
Compensation and benefits	34,216	39,919
Licenses	27,899	31,825
Marketing and promotions	20,629	14,938
Other	25,585	39,982

Accrued expenses and other current liabilities	$619,435	$607,479

9. DEBT

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at June 30, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.71% at June 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at June 30, 2016 and March 31, 2016.

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

        Information related to availability on our Credit Agreement is as follows:

	June 30, 2016	March 31, 2016
Available borrowings	$98,266	$98,335
Outstanding letters of credit	1,731	1,664

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        We recorded interest expense and fees related to the Credit Agreement of $110 for each of the three months ended June 30, 2016 and 2015. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        We separately account for the liability and equity components of the 1.75% Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. We estimated the fair value of the 1.75% Convertible Notes to be $197,373, as of the date of issuance of our 1.75% Convertible Notes, assuming a 6.9% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of June 30, 2016 and March 31, 2016, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $246,524 and $243,251, respectively.

        The following table provides additional information related to our 1.75% Convertible Notes:

	June 30, 2016	March 31, 2016
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	5,051	8,014
Carrying amount of debt issuance costs	412	657

Net carrying amount of 1.75% Convertible Notes	$244,537	$241,329

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended June 30,
	2016	2015
Cash interest expense (coupon interest expense)	$1,094	$1,094
Non-cash amortization of discount on 1.75% Convertible Notes	2,963	2,773
Amortization of debt issuance costs	245	256

Total interest expense related to 1.75% Convertible Notes	$4,302	$4,123

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018. The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. We do not have the right to redeem the 1.00% Convertible Notes prior to maturity. We also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed our public offering of $37,500 principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2016. Accordingly, as of July 1, 2016, the 1.00% Convertible Notes may be converted at

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

the holder's option through September 30, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes conversion in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567 upon issuance of our 1.00% Convertible Notes, assuming a 6.15% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of June 30, 2016 and March 31, 2016, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $219,149 and $215,809, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides additional information related to our 1.00% Convertible Notes:

	June 30, 2016	March 31, 2016
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	26,837	29,972
Carrying amount of debt issuance costs	815	922

Net carrying amount of 1.00% Convertible Notes	$259,848	$256,606

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended June 30,
	2016	2015
Cash interest expense (coupon interest expense)	$719	$719
Non-cash amortization of discount on 1.00% Convertible Notes	3,135	2,954
Amortization of debt issuance costs	107	112

Total interest expense related to 1.00% Convertible Notes	$3,961	$3,785

10. LOSS PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended June 30,
	2016	2015
Computation of Basic and Diluted Loss per Share:
Net loss	$(38,567)	$(67,023)
Weighted average common shares outstanding—basic and diluted and diluted	84,588	82,833

Basic and diluted loss per share	$(0.46)	$(0.81)

        We incurred a net loss for the three months ended June 30, 2016 and 2015; therefore, the basic and diluted weighted average shares outstanding exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2016 and 2015, we had 5,428,000 and 3,739,000, respectively, of unvested share-based awards which are excluded from the EPS calculation due to the net loss for those periods.

        Certain of our unvested restricted stock awards (including restricted stock units, and time-based and market-based restricted stock awards) are considered participating securities since these securities

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. LOSS PER SHARE ("EPS") (Continued)

have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS.

        We define common stock equivalents as non-participating restricted stock awards and common stock equivalents underlying the Convertible Notes (see Note 9) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        During the three months ended June 30, 2016, 2,158,000 restricted stock awards vested, and we issued 908,000 of unvested restricted stock awards and canceled 39,000 of unvested restricted stock awards.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for-sales securities(1)	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive income (loss) before reclassifications	(3,633)	—	206	(3,427)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4	4

Balance at June 30, 2016	$(42,213)	$600	$294	$(41,319)

(1)
Amounts reclassified from Accumulated other comprehensive income (loss) are included in Interest and other, net in our Condensed Consolidated Statement of Operations.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION

        We are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, which are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels, which represent a single operating segment, the "publishing segment". Our operations involve similar products and customers worldwide. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Our operating segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), to evaluate performance and allocate resources. We are centrally managed and the CODM primarily uses segment operating income, supplemented by sales information by product category, major product title and platform, to make operational decisions and assess financial performance. We add the change in deferred revenue to GAAP revenue to arrive at segment revenue. Segment revenue is a key metric that we use to manage our business as it reflects the sales activity in a given period and provides a more timely indication of trends in our business. Furthermore, segment revenue incorporates the change in deferred revenue that is reflected in the calculation of Segment operating income. Segment operating income differs from consolidated operating income due to the exclusion of the deferral of net revenues and associated costs related to sales generated from certain titles for which we have or expect to provide PCS deemed to be significant and virtual currency transactions, stock-based compensation expenses, and business reorganization and other expenses that may not be indicative of our core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis. The following table summarizes the financial performance of our operating segment revenue and operating income (loss) and provides reconciliations to our consolidated net revenue and operating (loss) income:

	Three Months Ended June 30,
	2016	2015	2016	2015
	Net Revenue		Operating (loss) income
Operating Segment	$272,556	$366,392	$(38,256)	$48,642
Reconciliation to consolidated net revenue / operating loss:
Net effect of deferral of net revenues and related cost of goods sold	38,996	(91,095)	14,373	(90,965)
Stock based compensation expense	—	—	(15,100)	(19,086)
Business reorganization and other expenses	—	—	—	(1,228)

Consolidated net revenue / operating loss	$311,552	$275,297	$(38,983)	$(62,637)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
Net revenue by geographic region:	2016	2015
United States	$193,101	$143,438
Europe	73,519	100,223
Asia Pacific	28,758	20,306
Canada and Latin America	16,174	11,330

Total net revenue	$311,552	$275,297

        Net revenue by product platform was as follows:

	Three Months Ended June 30,
Net revenue by product platform:	2016	2015
Console	$254,026	$222,574
PC and other	57,526	52,723

Total net revenue	$311,552	$275,297

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
Net revenue by distribution channel:	2016	2015
Digital online	$172,078	$153,985
Physical retail and other	139,474	121,312

Total net revenue	$311,552	$275,297

13. COMMITMENTS AND CONTINGENCIES

        At June 30, 2016, we did not have any significant changes to our commitments since March 31, 2016. See Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 for more information regarding our commitments.

Legal and Other Proceedings

        We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, where our declaratory judgment action is pending. Mr. Benzies' complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe to be an adequate reserve for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet (see Note 8). We do not believe that the ultimate outcome of such litigation, even if in excess of our current reserve, will have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 245 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. In May 2016, 2K launched Battleborn, a new brand created by Gearbox Software, the makers of Borderlands. 2K also publishes externally developed franchises, such as Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 41.5% of our net revenue for the three months ended June 30, 2016. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

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

Our five largest customers accounted for 68.6% and 60.1% of net revenue during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and March 31, 2016, our five largest customers comprised 71.0% and 73.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 55.3% and 64.1% of such balance at June 30, 2016 and March 31, 2016, respectively. We had two customers who accounted for 36.0% and 19.3% of our gross accounts receivable as of June 30, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2016 or March 31, 2016. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.5% of our net revenue by product platform for the three months ended June 30, 2016. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 55.2% of our net revenue by distribution channel for the three months ended June 30, 2016. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the three months ended June 30, 2016.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
XCOM 2	2K	Internal	Xbox One, PS4	September 6, 2016
NBA 2K17	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 20, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	October 7, 2016
WWE 2K17	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 11, 2016
Sid Meier's Civilization VI	2K	Internal	PC	October 21, 2016

Critical Accounting Policies and Estimates

        Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, and valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recently Issued Accounting Pronouncements

Accounting for Stock Compensation

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Accounting for Leases

        In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers. In April 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on licensing and identifying performance obligations. In May 2016, the FASB further amended ASU 2014-09 by issuing ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which does not change the core principles of the standard, but clarifies the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2014-09 and its amendments can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). While we continue to evaluate the impact and available implementation approaches, we believe adoption of ASU 2014-09, as amended, may have a material impact on the allocation and timing of revenue recognition and associated cost of goods sold.

Results of Operations

        The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended June 30,
	2016		2015
Net revenue	$311,552	100.0%	$275,297	100.0%
Cost of goods sold	191,380	61.4%	202,615	73.6%

Gross profit	120,172	38.6%	72,682	26.4%

Selling and marketing	71,134	22.8%	45,567	16.6%
General and administrative	46,743	15.0%	49,035	17.8%
Research and development	33,900	10.9%	34,142	12.4%
Depreciation and amortization	7,378	2.4%	6,575	2.4%

Total operating expenses	159,155	51.1%	135,319	49.2%

Loss from operations	(38,983)	(12.5)%	(62,637)	(22.8)%
Interest and other, net	(4,506)	(1.4)%	(7,534)	(2.7)%
Gain on long-term investments, net	1,350	0.4%	—	—

Loss before income taxes	(42,139)	(13.5)%	(70,171)	(25.5)%
Benefit from income taxes	(3,572)	(1.1)%	(3,148)	(1.2)%

Net loss	$(38,567)	(12.4)%	$(67,023)	(24.3)%

	Three Months Ended June 30,
	2016		2015
Net revenue by geographic region:
United States	$193,101	62.0%	$143,438	52.1%
International	118,451	38.0%	131,859	47.9%
Net revenue by platform:
Console	$254,026	81.5%	$222,574	80.8%
PC and other	57,526	18.5%	52,723	19.2%
Net revenue by distribution channel:
Digital online	$172,078	55.2%	$153,985	55.9%
Physical retail and other	139,474	44.8%	121,312	44.1%

Three Months Ended June 30, 2016 Compared to June 30, 2015

(thousands of dollars)	2016	%	2015	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$311,552	100.0%	$275,297	100.0%	$36,255	13.2%
Software development costs and royalties(1)	63,659	20.4%	50,493	18.3%	13,166	26.1%
Internal royalties	59,673	19.2%	105,829	38.5%	(46,156)	(43.6)%
Product costs	44,979	14.4%	39,941	14.5%	5,038	12.6%
Licenses	23,069	7.4%	6,352	2.3%	16,717	263.2%

Cost of goods sold	191,380	61.4%	202,615	73.6%	(11,235)	(5.5)%

Gross profit	$120,172	38.6%	$72,682	26.4%	$47,490	65.3%

(1)
Includes $4,386 and $4,694 of stock-based compensation expense in 2016 and 2015, respectively, included in software development costs and royalties.

        For the three months ended June 30, 2016, net revenue increased by $36.3 million as compared to the prior year. This increase was due primarily to an increase of $102.0 million in revenues from our NBA 2K franchise, due to the recognition of previously-deferred revenues from NBA 2K16, partially offset by (1) a decrease of $41.4 million in revenue from our Grand Theft Auto franchise, due primarily to lower net revenues from Grand Theft Auto V and Grand Theft Auto Online for Sony's PS3 and Microsoft's Xbox 360, and (2) a decrease of $21.5 million in revenues from Evolve.

        Net revenue from console games increased by $31.5 million, and accounted for 81.5% of our total net revenue for the three months ended June 30, 2016, as compared to 80.8% for the same period in the prior year. The increase in net revenue from console games was due primarily to higher net revenues from our NBA 2K franchise partially offset by lower net revenues from our Grand Theft Auto franchise and Evolve. Net revenue from PC and other increased by $4.8 million, and accounted for 18.5% of our total net revenue for the three months ended June 30, 2016, as compared to 19.2% for the prior year's period. The increase in net revenue from PC and other was due primarily to higher net revenues from XCOM:2 which released on the PC in February 2016.

        Net revenue from digital online channels increased by $18.1 million, and accounted for 55.2% of our total net revenue for the three months ended June 30, 2016, as compared to 55.9% for the same period in the prior year. The increase in net revenue from digital online channels was due to higher net revenue from NBA 2K16, partially offset by lower net revenues from Grand Theft Auto Online and Grand Theft Auto V. Recurrent consumer spending (including add-on content, microtransactions and online play) increased to 57.0% of net revenue from digital online channels for the three months ended June 30, 2016 as compared to 53.7% of net revenue from digital online channels for the three months ended June 30, 2015. Net revenue from physical retail and other channels increased by $18.2 million, and accounted for 44.8% of our total net revenues for the three months ended June 30, 2016, as compared to 44.1% for the same period in the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from NBA 2K16, which was partially offset by lower net revenues from Grand Theft Auto V and Evolve.

        Gross profit as a percentage of net revenue for the three months ended June 30, 2016 was 38.6% as compared to 26.4% for the prior year period. The increase was due primarily to lower internal royalties as a percentage of net revenues due to the timing of when internal royalties are earned, resulting from the performance of our Grand Theft Auto franchise, which was partially offset by higher license expenses due to increased net revenues from NBA 2K16 in the current period.

        Net revenue earned outside of the United States decreased by $13.4 million, and accounted for 38.0% of our total net revenue for the three months ended June 30, 2016, as compared to 47.9% in the prior year, due primarily to a decrease in net revenues from our Grand Theft Auto V franchise and Evolve outside of the United States, which was partially offset by increased net revenues from NBA 2K16. Changes in foreign currency exchange rates decreased net revenue by $0.6 million and increased gross profit by $1.0 million for the three months ended June 30, 2016 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$71,134	22.8%	$45,567	16.6%	$25,567	56.1%
General and administrative	46,743	15.0%	49,035	17.8%	(2,292)	(4.7)%
Research and development	33,900	10.9%	34,142	12.4%	(242)	(0.7)%
Depreciation and amortization	7,378	2.4%	6,575	2.4%	803	12.2%

Total operating expenses(1)	$159,155	51.1%	$135,319	49.2%	$23,836	17.6%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$2,549	$2,383
General and administrative	$6,705	$10,493
Research and development	$1,460	$1,516

        Changes in foreign currency exchange rates decreased total operating expenses by $1.4 million for the three months ended June 30, 2016 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $25.6 million for the three months ended June 30, 2016, as compared to the prior year, due primarily to $26.7 million in higher advertising expenses. Advertising expenses were higher in the current year period due primarily to the release of Battleborn in May 2016 and the upcoming release of Mafia III.

General and administrative

        General and administrative expenses decreased by $2.3 million for the three months ended June 30, 2016, as compared to the prior year, due primarily to a decrease of $3.8 million in stock-based compensation expense, as the prior year period included ZelnickMedia's stock-based compensation for the awards granted under the 2011 Management Agreement, and lower restructuring costs due to a studio closure in the prior year. Partially offsetting the decrease to general and administrative expenses were higher expenses for allowances for bad debt, and higher personnel costs, due primarily to higher headcount.

        General and administrative expenses for the three months ended June 30, 2016 and 2015 include occupancy expense (primarily rent, utilities and office expenses) of $3.7 million and $4.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased slightly for the three months ended June 30, 2016, as compared to the prior year. Higher production expenses for new titles in development that have not reached technological feasibility were offset by lower IT expenses and higher payroll capitalization at our development studios due to upcoming product releases.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $0.8 million for the three months ended June 30, 2016, as compared to the prior year, due primarily to higher purchases of fixed assets for studio and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $4.5 million for the three months ended June 30, 2016, as compared to an expense of $7.5 million for the three months ended June 30, 2015. The decrease to expense was due primarily to $2.5 million of higher foreign exchange transaction gains, and higher interest income related to our short-term investments.

(Benefit from) Provision for Income Taxes

        The benefit from income taxes was $3.6 million for the three months ended June 30, 2016, as compared to $3.1 million for the three months ended June 30, 2015. The increase in tax benefit is primarily attributable to an increase in taxable income that is partially offset by changes in valuation allowances for tax loss and credit carryforwards and deferred tax assets anticipated to be utilized.

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

Net loss and loss per share

        For the three months ended June 30, our net loss was $38.6 million, as compared to $67.0 million in the prior year's period. For the three months ended June 30, 2016, basic and diluted loss per share was $0.46 as compared to $0.81 in the prior year's period. Basic and diluted weighted average shares of 84.6 million were 1.8 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. In addition, we may have a U.S. tax payment which could impact our cash funding requirements. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Short-term Investments

        As of June 30, 2016, the Company has $392.5 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at June 30, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.71% at June 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is unrestricted when liquidity is at least $300.0 million. When liquidity is below $300.0 million, availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of June 30, 2016, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At June 30, 2016, we had no outstanding borrowings under the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately

13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent and ability, given our option, would be to settle the 1.75% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2016. Accordingly, as of July 1, 2016 the 1.00% Convertible Notes may be converted at the holder's option through September 30, 2016. Our current intent and ability, given our option, would be to settle the 1.00% Convertible Notes in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 68.6% and 60.1% of net revenue during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and March 31, 2016, five customers accounted for 71.0% and 73.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 55.3% and 64.1% of such balances at June 30, 2016 and March 31, 2016, respectively. We had two customers who accounted for 36.0% and 19.3% of our gross accounts receivable as of June 30, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2016 or March 31, 2016. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.

        As of June 30, 2016, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $261.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

        Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. We did not repurchase any shares under this program during the three months ended June 30, 2016. As of June 30, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

        Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2016	2015
Net cash (used in) provided by operating activities	$(47,248)	$105,482
Net cash povided by (used in) investing activities	72,885	(206,258)
Net cash (used in) provided by financing activities	(24,279)	1,525
Effects of foreign currency exchange rates on cash and cash equivalents	(3,772)	3,915

Net decrease in cash and cash equivalents	$(2,414)	$(95,336)

        At June 30, 2016, we had $796.3 million of cash and cash equivalents, compared to $798.7 million at March 31, 2016. The decrease in cash and cash equivalents was due primarily to cash used in operating and financing activities offset by cash provided by investing activities. Net cash used in operating activities was primarily due to development spend for upcoming releases. Net used cash in financing activities was primarily related to net share settlements of our stock-based awards. These decreases to cash and cash equivalents were partially offset by net cash provided by investing activities due to the maturity of bank time deposits.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we did not have any significant changes to our commitments since March 31, 2016.

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

Off-Balance Sheet Arrangements

        As of June 30, 2016 and March 31, 2016, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended June 30, 2016 and 2015, 38.0% and 47.9%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of June 30, 2016, we had $392.5 million of short-term investments which included $206.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $796.3 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of June 30, 2016.

        Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at June 30, 2016), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.71% at June 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At June 30, 2016, there were no outstanding borrowings under our Credit Agreement. The 1.75% Convertible Notes and the 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2016 and 2015, our foreign currency translation adjustment loss was $3.6 million and a foreign currency translation adjustment gain of $9.1 million, respectively. For the three months ended June 30, 2016 and 2015, we recognized a foreign currency exchange transaction gain of $2.3 million and a foreign currency exchange transaction loss of $0.2 million respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2016, we had $12.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $31.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2016, we had $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $54.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended June 30, 2016 and 2015, we recorded a gain of $0.8 million and a loss of $0.7 million, respectively, related to foreign currency forward contracts in interest and other, net on our Condensed Consolidated Statements of Operations. As of June 30, 2016 and March 31, 2016 the fair value of these outstanding forward contracts was

$0.1 million and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2016, 38.0% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. We have repurchased a total of 5,171,330 shares of our common stock under this program and as of June 30, 2016, 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended June 30, 2016. The table below details the share repurchases that were made by us during the three months ended June 30, 2016:

Period	Shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1 - 30, 2016	4,486	$37.99	—	9,046,353
May 1 - 31, 2016	123,707	$36.37	—	9,046,353
June 1 - 30, 2016	—	$—	—	9,046,353

(1)
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended June 30, 2016 were part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibits:
10.1	Sixth Amendment, dated as of April 8, 2016, to Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

  Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 4, 2016	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2016	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)