Form 10-Q
period 2016-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2016-11-03
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

        As of October 28, 2016, there were 86,560,317 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	770,003	798,742
Short-term investments	404,591	470,820
Restricted cash	368,109	261,169
Accounts receivable, net of allowances of $70,480 and $45,552 at September 30, 2016 and March 31, 2016, respectively	381,587	168,527
Inventory	77,561	15,888
Software development costs and licenses	178,629	178,387
Deferred cost of goods sold	129,396	98,474
Prepaid expenses and other	60,894	53,269

Total current assets	2,370,770	2,045,276
Fixed assets, net	68,531	77,127
Software development costs and licenses, net of current portion	300,340	214,831
Deferred cost of goods sold, net of current portion	3,033	17,915
Goodwill	215,658	217,080
Other intangibles, net	4,609	4,609
Other assets	16,139	13,439

Total assets	2,979,080	2,590,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	144,756	30,448
Accrued expenses and other current liabilities	753,069	607,479
Deferred revenue	821,409	582,484

Total current liabilities	1,719,234	1,220,411
Long-term debt	511,636	497,935
Non-current deferred revenue	54,741	216,319
Other long-term liabilities	110,716	74,227

Total liabilities	2,396,327	2,008,892

Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2016 and March 31, 2016	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,558 and 103,765 shares issued and 87,366 and 86,573 outstanding at September 30, 2016 and March 31, 2016, respectively	1,046	1,038
Additional paid-in capital	1,097,098	1,088,628
Treasury stock, at cost; 17,192 common shares at September 30, 2016 and March 31, 2016	(303,388)	(303,388)
Accumulated deficit	(169,132)	(166,997)
Accumulated other comprehensive loss	(42,871)	(37,896)

Total stockholders' equity	582,753	581,385

Total liabilities and stockholders' equity	2,979,080	2,590,277

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenue	420,167	346,974	731,719	622,271
Cost of goods sold	205,605	143,940	396,985	346,555

Gross profit	214,562	203,034	334,734	275,716
Selling and marketing	80,187	54,876	151,321	100,443
General and administrative	49,685	49,961	96,428	98,996
Research and development	30,005	24,413	63,905	58,555
Depreciation and amortization	7,491	7,353	14,869	13,928

Total operating expenses	167,368	136,603	326,523	271,922

Income from operations	47,194	66,431	8,211	3,794
Interest and other, net	(7,078)	(8,396)	(11,584)	(15,930)
Gain on long-term investments, net	—	—	1,350	—

Income (loss) before income taxes	40,116	58,035	(2,023)	(12,136)
Provision for income taxes	3,684	3,300	112	152

Net income (loss)	36,432	54,735	(2,135)	(12,288)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.42	$0.63	$(0.03)	$(0.15)

Diluted earnings (loss) per share	$0.39	$0.55	$(0.03)	$(0.15)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$36,432	$54,735	$(2,135)	$(12,288)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,394)	(7,782)	(5,027)	1,320
Available-for-sale securities:
Unrealized (loss) gain, net on available-for-sale securities, net of taxes	(163)	(4)	43	(45)
Reclassification to earnings for realized losses, net on available for sale securities, net of taxes	5	—	9	—

Change in fair value of available for sale securities	(158)	(4)	52	(45)

Other comprehensive (loss) income	(1,552)	(7,786)	(4,975)	1,275

Comprehensive income (loss)	$34,880	$46,949	$(7,110)	$(11,013)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(2,135)	$(12,288)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	63,459	40,719
Depreciation and amortization	14,869	13,928
Amortization and impairment of intellectual property	—	160
Stock-based compensation	33,333	35,406
Deferred income taxes	(15)	68
Amortization of discount on Convertible Notes	12,981	11,544
Amortization of debt issuance costs	779	792
Other, net	(2,897)	1,102
Changes in assets and liabilities:
Restricted cash	(106,940)	(45,548)
Accounts receivable	(212,032)	(22,668)
Inventory	(62,555)	(3,755)
Software development costs and licenses	(148,512)	(117,959)
Prepaid expenses, other current and other non-current assets	(8,560)	(13,250)
Deferred revenue	80,913	113,042
Deferred cost of goods sold	(17,287)	(38,440)
Accounts payable, accrued expenses and other liabilities	303,790	57,161

Net cash (used in) provided by operating activities	(50,809)	20,014

Investing activities:
Change in bank time deposits	66,841	(162,401)
Proceeds from available-for-sale securities	72,387	—
Purchases of available-for-sale securities	(74,552)	(4,987)
Purchases of fixed assets	(8,283)	(25,793)
Proceeds from sale of long-term investment	1,350	—
Purchase of long-term investments	(1,885)	—

Net cash povided by (used in) investing activities	55,858	(193,181)

Financing activities:
Excess tax benefit from stock-based compensation	1,143	9,529
Tax payment related to net share settlements on restricted stock awards	(30,621)	(10,386)
Repurchase of common stock	—	(26,552)

Net cash used in financing activities	(29,478)	(27,409)

Effects of foreign currency exchange rates on cash and cash equivalents	(4,310)	1,169

Net decrease in cash and cash equivalents	(28,739)	(199,407)
Cash and cash equivalents, beginning of year	798,742	911,120

Cash and cash equivalents, end of period	$770,003	$711,713

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

        The following is an update to our Significant Accounting Policies disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Revenue Recognition

        Because the service period for our online-enabled games with significant post-contract customer support ("PCS") is not an explicitly defined period, we must make an estimate of the service offering period for purposes of recognizing revenue. As our franchise offerings with significant PCS are relatively new offerings, we have limited historical data to assess end-user game playing patterns. Therefore, the estimated service period for current deferred title offerings is based on our estimate of the economic game life of the respective title. Determining the estimated service period (or economic game life) is inherently subjective and is subject to regular revision based on numerous factors and considerations. The factors that we primarily consider as part of our process of initially determining

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and subsequently reassessing estimated service periods for our Grand Theft Auto and other franchise titles include:

  •
  the period of time over which the substantial majority of a respective title's estimated lifetime game sales and in-game virtual currency sales are expected to occur;

  •
  the period of time over which we plan to provide free unspecified add-on content updates, maintenance or other remaining material online support services associated with our online-enabled games;

  •
  the time over which we plan to dedicate internal resources to support the online functionality of a title;

  •
  known and expected online gameplay trends;

  •
  the results from prior analyses;

  •
  the nature of the game (e.g., annual title, genre, period of time between franchise title releases, etc.); and

  •
  the disclosed service periods for competitors' games.

        To the extent we have recorded significant amounts of revenue deferred for specific titles, changes in the estimated service periods could materially impact the revenue recognition reported in a particular period.

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

Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,336 and $2,524 during the three months ended September 30, 2016 and 2015, respectively, and $2,673 and $3,861 during the six months ended September 30, 2016 and 2015, respectively. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses of $6,907 and $4,935 during the three months ended September 30, 2016 and 2015, respectively, and $10,796 and $12,258 during the six months ended September 30, 2016 and 2015, respectively.

        In connection with the 2014 Management Agreement, we granted restricted stock units as follows:

	Six Months Ended September 30,
	2016	2015
Time-based	107,551	151,575
Market-based(1)	199,038	280,512
Performance-based(1)
New IP	33,174	46,752
Major IP	33,172	46,752

Total—Performance-based	66,346	93,504

Total Restricted Stock Units	372,935	525,591

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

        Performance-based restricted stock units granted in 2016 are eligible to vest on April 1, 2018 and those granted in 2015 are eligible to vest on April 1, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of September 30, 2016 for the "Major IP" performance-based restricted stock units granted in 2016 and 2015.

        The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 898,526 and 1,145,081 as of September 30, 2016 and March 31, 2016, respectively. In addition to the restricted stock units granted to ZelnickMedia, 591,912 restricted stock units vested and 27,578 restricted stock units were forfeited during the six months ended September 30, 2016.

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

	September 30, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$487,184	$487,184	$—	$—	Cash and cash equivalents
Bank-time deposits	57,518	57,518	—	—	Cash and cash equivalents
Corporate bonds	206,519	—	206,519	—	Short-term investments
Bank-time deposits	198,072	198,072	—	—	Short-term investments
Foreign currency forward contracts	16	—	16	—	Prepaid expenses and other
Foreign currency forward contracts	(14)	—	(14)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$949,295	$742,774	$206,521	$—

	March 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$562,726	$562,726	$—	$—	Cash and cash equivalents
Corporate bonds	205,250	—	205,250	—	Short-term investments
Bank-time deposits	265,570	265,570	—	—	Short-term investments
Foreign currency forward contracts	(137)	—	(137)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$1,033,409	$828,296	$205,113	$—

        We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended September 30, 2016.

Debt

        As of September 30, 2016, the estimated fair value of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") and 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes") was $589,200 and $603,951, respectively. The fair value was determined using Level 2 inputs, observable market data, for the Convertible Notes and their embedded option feature. See Note 9 for additional information regarding our Convertible Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following:

	September 30, 2016
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$198,072	$—	$—	$198,072
Available-for-sale securities:
Corporate bonds	206,383	207	(71)	206,519

Total short-term investments	$404,455	$207	$(71)	$404,591

	March 31, 2016
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Bank time deposits	$265,570	$—	$—	$265,570
Available-for-sale securities:
Corporate bonds	205,166	131	(47)	205,250

Total short-term investments	$470,736	$131	$(47)	$470,820

        We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2016 or March 31, 2016.

        The following table summarizes the contracted maturities of our short-term investments at September 30, 2016:

	September 30, 2016
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$350,866	$350,919
Due in 1 - 2 years	53,589	53,672

Total short-term investments	$404,455	$404,591

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

not enter into derivative financial contracts for speculative or trading purposes. We recognize derivative instruments as either assets or liabilities on our Condensed Consolidated Balance Sheets, and we measure those instruments at fair value. We classify cash flows from derivative transactions as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

        The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2016	March 31, 2016
Forward contracts to sell foreign currencies	$157,808	$54,529
Forward contracts to purchase foreign currencies	4,204	2,409

        For the three months ended September 30, 2016 and 2015, we recorded a loss of $225 and a gain of $340, respectively, and for the six months ended September 30, 2016 and 2015, we recorded a gain of $573 and a loss of $322, respectively, related to foreign currency forward contracts in interest and other, net in our Condensed Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

6. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2016	March 31, 2016
Finished products	$71,974	$14,321
Parts and supplies	5,587	1,567

Inventory	$77,561	$15,888

        Estimated product returns included in inventory at September 30, 2016 and March 31, 2016 were $627 and $527, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2016		March 31, 2016
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$156,815	$229,942	$131,378	$162,261
Software development costs, externally developed	18,239	65,032	46,888	45,703
Licenses	3,575	5,366	121	6,867

Software development costs and licenses	$178,629	$300,340	$178,387	$214,831

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES (Continued)

        Software development costs and licenses as of September 30, 2016 and March 31, 2016 included $413,878 and $343,450, respectively, related to titles that have not been released. During the three months ended September 30, 2016 and 2015 we recorded $2,526 and $423, respectively and during the six months ended September 30, 2016 and 2015, we recorded $11,594 and $2,133, respectively, of software development impairment charges (a component of cost of goods sold).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	March 31, 2016
Software development royalties	$525,435	$414,492
Business reorganization	65,935	66,323
Licenses	49,397	31,825
Compensation and benefits	38,576	39,919
Marketing and promotions	25,967	14,938
Other	47,759	39,982

Accrued expenses and other current liabilities	$753,069	$607,479

9. DEBT

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at September 30, 2016) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.77% at September 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at September 30, 2016 and March 31, 2016.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        Information related to availability on our Credit Agreement is as follows:

	September 30, 2016	March 31, 2016
Available borrowings	$98,271	$98,335
Outstanding letters of credit	1,729	1,664

        We recorded interest expense and fees related to the Credit Agreement of $111 for the three months ended September 30, 2016 and 2015 and $221 for the six months ended September 30, 2016 and 2015. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time. Prior to September 27, 2016, upon conversion, the 1.75% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. On September 27, 2016, we elected to settle our conversion obligations in connection with the 1.75% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        As of September 30, 2016 and March 31, 2016, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $340,278 and $243,251, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	September 30, 2016	March 31, 2016
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	2,037	8,014
Carrying amount of debt issuance costs	171	657

Net carrying amount of 1.75% Convertible Notes	$247,792	$241,329

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cash interest expense (coupon interest expense)	$1,093	$1,093	$2,187	$2,187
Non-cash amortization of discount on 1.75% Convertible Notes	3,014	2,818	5,977	5,591
Amortization of debt issuance costs	241	252	486	508

Total interest expense related to 1.75% Convertible Notes	$4,348	$4,163	$8,650	$8,286

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2016. Accordingly, as of October 1, 2016, the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2016. During the three months ended September 30, 2016, 1.00% Convertible Notes with an aggregate principal amount of $8,350 were tendered for conversion, with October 2016 settlement dates. We elected to settle in shares of our common stock, and our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        As of September 30, 2016 and March 31, 2016, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $314,814 and $215,809, respectively.

        The following table provides additional information related to our 1.00% Convertible Notes:

	September 30, 2016	March 31, 2016
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	22,968	29,972
Carrying amount of debt issuance costs	688	922

Net carrying amount of 1.00% Convertible Notes	$263,844	$256,606

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cash interest expense (coupon interest expense)	$698	$718	$1,417	$1,437
Non-cash amortization of discount on 1.00% Convertible Notes	3,869	2,999	7,004	5,953
Amortization of debt issuance costs	127	112	234	224

Total interest expense related to 1.00% Convertible Notes	$4,694	$3,829	$8,655	$7,614

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Computation of Basic earnings (loss) per share:
Net income (loss)	$36,432	$54,735	$(2,135)	$(12,288)
Less: net income allocated to participating securities	(745)	(2,320)	—	—

Net income (loss) for basic earnings (loss) per share calculation	$35,687	$52,415	$(2,135)	$(12,288)

Weighted average common shares outstanding—basic	87,176	87,560	84,990	83,280
Less: weighted average participating shares outstanding	(1,783)	(3,711)	—	—

Total weighted average common shares outstanding—basic	85,393	83,849	84,990	83,280

Basic earnings (loss) per share	$0.42	$0.63	$(0.03)	$(0.15)

Computation of Diluted earnings (loss) per share:
Net income (loss)	$36,432	$54,735	$(2,135)	$(12,288)
Less: net income allocated to participating securities	(564)	(1,782)	—	—
Add: interest expense, net of tax, on Convertible Notes	8,669	7,994	—	—

Net income (loss) for diluted EPS calculation	$44,537	$60,947	$(2,135)	$(12,288)

Weighted average common shares outstanding—basic	85,393	83,849	84,990	83,280
Add: dilutive effect of common stock equivalents	29,809	30,166	—	—

Weighted average common shares outstanding—diluted	115,202	114,015	84,990	83,280
Less: weighted average participating shares outstanding	(1,783)	(3,711)	—	—

Total weighted average common shares outstanding—diluted	113,419	110,304	84,990	83,280

Diluted earnings (loss) per share	$0.39	$0.55	$(0.03)	$(0.15)

        We incurred a net loss for the six months ended September 30, 2016 and 2015; therefore, the basic and diluted weighted average shares outstanding exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the six months ended September 30, 2016 and 2015, we had 5,172,000 and 3,436,000, respectively, of unvested share-based awards which are excluded from the EPS calculation due to the net loss for those periods.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

        We define common stock equivalents as restricted stock awards and common stock related to the Convertible Notes (see Note 9) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        During the six months ended September 30, 2016, 2,395,000 restricted stock awards vested, and we issued 915,000 of unvested restricted stock awards and canceled 59,000 of unvested restricted stock awards.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table provides the components of accumulated other comprehensive income (loss):

	Six Months Ended September 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities(1)	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive (loss) income before reclassifications	(5,027)	—	43	(4,984)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9

Balance at September 30, 2016	$(43,607)	$600	$136	$(42,871)

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION

        We are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, which are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists of our Rockstar Games and 2K labels, which represent a single operating segment, the "publishing segment." Our operations involve similar products and customers worldwide. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties. Our operating segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), to evaluate performance and allocate resources. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform, to make operational decisions and assess financial performance.

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2016	2015	2016	2015
United States	$252,483	$185,102	$445,584	$328,540
Europe	107,296	119,510	180,815	219,733
Asia Pacific	35,622	20,178	64,380	40,484
Canada and Latin America	24,766	22,184	40,940	33,514

Total net revenue	$420,167	$346,974	$731,719	$622,271

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2016	2015	2016	2015
Console	$353,038	$301,029	$607,064	$523,603
PC and other	67,129	45,945	124,655	98,668

Total net revenue	$420,167	$346,974	$731,719	$622,271

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by distribution channel:	2016	2015	2016	2015
Digital online	$230,759	$202,426	$402,837	$356,411
Physical retail and other	189,408	144,548	328,882	265,860

Total net revenue	$420,167	$346,974	$731,719	$622,271

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

        At September 30, 2016, we did not have any significant changes to our commitments since March 31, 2016. See Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for more information regarding our commitments.

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe to be an adequate amount for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet (see Note 8). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.

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

Overview

Our Business

        We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), and Microsoft's Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"); and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 38.9% of our net revenue for the six months ended September 30, 2016. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

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

Our five largest customers accounted for 69.4% and 66.9% of net revenue during the six months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and March 31, 2016, our five largest customers comprised 69.6% and 73.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 56.3% and 64.1% of such balance at September 30, 2016 and March 31, 2016, respectively. We had three customers who accounted for 23.3%, 20.5% and 12.5% of our gross accounts receivable as of September 30, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2016 or March 31, 2016. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 83.0% of our net revenue by product platform for the six months ended September 30, 2016. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 55.1% of our net revenue by distribution channel for the six months ended September 30, 2016. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the six months ended September 30, 2016.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016
BioShock: The Collection	2K	Internal/External	Xbox One, PS4, PC (digital download only)	September 13, 2016
NBA 2K17	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 20, 2016
XCOM 2	2K	Internal	Xbox One, PS4	September 27, 2016

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Mafia III	2K	Internal	Xbox One, PS4, PC	October 7, 2016 (released)
WWE 2K17	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 11, 2016 (released)
Sid Meier's Civilization VI	2K	Internal	PC	October 21, 2016 (released)
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	Fall 2017

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

        The following is an update to our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Revenue Recognition

        Because the service period for our online-enabled games with significant post-contract customer support ("PCS") is not an explicitly defined period, we must make an estimate of the service offering period for purposes of recognizing revenue. As our franchise offerings with significant PCS are relatively new offerings, we have limited historical data to assess end-user game playing patterns. Therefore, the estimated service period for current deferred title offerings is based on our estimate of the economic game life of the respective title. Determining the estimated service period (or economic game life) is inherently subjective and is subject to regular revision based on numerous factors and considerations. The factors that we primarily consider as part of our process of initially determining and subsequently reassessing estimated service periods for our Grand Theft Auto and other franchise titles include:

  •
  the period of time over which the substantial majority of a respective title's estimated lifetime game sales and in-game virtual currency sales are expected to occur;

  •
  the period of time over which we plan to provide free unspecified add-on content updates, maintenance or other remaining material online support services associated with our online-enabled games;

  •
  the time over which we plan to dedicate internal resources to support the online functionality of a title;

  •
  known and expected online gameplay trends;

  •
  the results from prior analyses;

  •
  the nature of the game (e.g., annual title, genre, period of time between franchise title releases, etc.); and

  •
  the disclosed service periods for competitors' games.

        To the extent we have recorded significant amounts of revenue deferred for specific titles, changes in the estimated service periods could materially impact the revenue recognition reported in a particular period.

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

Results of Operations

        The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
Net revenue	$420,167	100.0%	$346,974	100.0%	$731,719	100.0%	$622,271	100.0%
Cost of goods sold	205,605	48.9%	143,940	41.5%	396,985	54.3%	346,555	55.7%

Gross profit	214,562	51.1%	203,034	58.5%	334,734	45.7%	275,716	44.3%

Selling and marketing	80,187	19.1%	54,876	15.8%	151,321	20.7%	100,443	16.2%
General and administrative	49,685	11.8%	49,961	14.4%	96,428	13.2%	98,996	15.9%
Research and development	30,005	7.2%	24,413	7.1%	63,905	8.7%	58,555	9.4%
Depreciation and amortization	7,491	1.8%	7,353	2.1%	14,869	2.0%	13,928	2.2%

Total operating expenses	167,368	39.9%	136,603	39.4%	326,523	44.6%	271,922	43.7%

Income from operations	47,194	11.2%	66,431	19.1%	8,211	1.1%	3,794	0.6%
Interest and other, net	(7,078)	(1.7)%	(8,396)	(2.4)%	(11,584)	(1.6)%	(15,930)	(2.6)%
Gain on long-term investments, net	—	—%	—	—%	1,350	0.2%	—	—%

Income (loss) before income taxes	40,116	9.5%	58,035	16.7%	(2,023)	(0.3)%	(12,136)	(2.0)%
Provision for income taxes	3,684	0.8%	3,300	0.9%	112	0.0%	152	0.0%

Net income (loss)	$36,432	8.7%	$54,735	15.8%	$(2,135)	(0.3)%	$(12,288)	(2.0)%

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
Net revenue by geographic region:
United States	$252,483	60.1%	$185,102	53.3%	$445,584	60.9%	$328,540	52.8%
International	167,684	39.9%	161,872	46.7%	286,135	39.1%	293,731	47.2%
Net revenue by platform:
Console	$353,038	84.0%	$301,029	86.8%	$607,064	83.0%	$523,603	84.1%
PC and other	67,129	16.0%	45,945	13.2%	124,655	17.0%	98,668	15.9%
Net revenue by distribution channel:
Digital online	$230,759	54.9%	$202,426	58.3%	$402,837	55.1%	$356,411	57.3%
Physical retail and other	189,408	45.1%	144,548	41.7%	328,882	44.9%	265,860	42.7%

Three Months Ended September 30, 2016 Compared to September 30, 2015

(thousands of dollars)	2016	%	2015	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$420,167	100.0%	$346,974	100.0%	$73,193	21.1%
Internal royalties	77,425	18.4%	54,918	15.8%	22,507	41.0%
Software development costs and royalties(1)	45,194	10.8%	40,014	11.5%	5,180	12.9%
Product costs	55,059	13.1%	38,777	11.2%	16,282	42.0%
Licenses	27,927	6.6%	10,231	3.0%	17,696	173.0%

Cost of goods sold	205,605	48.9%	143,940	41.5%	61,665	42.8%

Gross profit	$214,562	51.1%	$203,034	58.5%	$11,528	5.7%

(1)
Includes $5,566 and $4,110 of stock-based compensation expense in 2016 and 2015, respectively, in software development costs and royalties.

        For the three months ended September 30, 2016, net revenue increased by $73.2 million as compared to the prior year. This increase was due primarily to (i) an increase of $113.5 million in net revenues from our NBA 2K franchise, mainly due to the recognition of previously-deferred revenues from NBA 2K16; and (ii) an aggregate increase of $44.0 million in net revenues from BioShock: The Collection and XCOM 2 for Sony's PS4 and Microsoft's Xbox One, both of which released in September 2016, and Battleborn, which released in May 2016. This increase was partially offset by (i) a decrease of $71.7 million in revenue from our Grand Theft Auto franchise due primarily to lower net revenues from Grand Theft Auto V and Grand Theft Auto Online, and (ii) a decrease of $22.7 million in net revenue from Evolve.

        Net revenue from console games increased by $52.0 million, and accounted for 84.0% of our total net revenue for the three months ended September 30, 2016, as compared to 86.8% for the same period in the prior year. The increase in net revenue from console games was due primarily to higher net revenues from NBA 2K16, BioShock: The Collection and XCOM 2 partially offset by lower net revenues from Grand Theft Auto V and Evolve. Net revenue from PC and other increased by $21.2 million and accounted for 16.0% of our total net revenue for the three months ended September 30, 2016, as compared to 13.2% for the prior year's period. The increase in net revenue from PC and other was due primarily to higher net revenues from Grand Theft Auto V, WWE Supercard and NBA 2K16, partially offset by lower net revenues from Evolve.

        Net revenue from digital online channels increased by $28.3 million and accounted for 54.9% of our total net revenue for the three months ended September 30, 2016, as compared to 58.3% for the same period in the prior year. The increase in net revenue from digital online channels was due to higher net revenue from NBA 2K16 and BioShock: The Collection, partially offset by lower net revenues from Grand Theft Auto Online and Grand Theft Auto V. Recurrent consumer spending (including add-on content, microtransactions and online play) decreased by $5.6 million and accounted for 55.9% of net revenue from digital online channels for the three months ended September 30, 2016, as compared to 66.4% of net revenue from digital online channels for the three months ended September 30, 2015. The decrease in recurrent consumer spending was primarily due to lower net revenues from Grand Theft Auto Online and NBA 2K15 partially offset by higher net revenues from NBA 2K16. Net revenue from physical retail and other channels increased by $44.9 million, and accounted for 45.1% of our total net revenues for the three months ended September 30, 2016, as compared to 41.7% for the same period in the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from NBA 2K16 and BioShock: The Collection, which was partially offset by lower net revenues from Grand Theft Auto V.

        Gross profit as a percentage of net revenue for the three months ended September 30, 2016 was 51.1%, as compared to 58.5% for the prior year period. The decrease was due primarily to higher internal royalties as a percentage of net revenue due to the timing of when internal royalties are earned and higher license expenses due to increased net revenue from NBA 2K16 in the current period.

        Net revenue earned outside of the United States increased by $5.8 million, and accounted for 39.9% of our total net revenue for the three months ended September 30, 2016, as compared to 46.7% in the prior year. The increase in net revenue outside of the United States was due primarily to an increase in net revenues from NBA 2K16, which was partially offset by a decrease in net revenues from Grand Theft Auto V and Evolve. Changes in foreign currency exchange rates decreased net revenue by $2.6 million and decreased gross profit by $0.8 million for the three months ended September 30, 2016 as, compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$80,187	19.1%	$54,876	15.8%	$25,311	46.1%
General and administrative	49,685	11.8%	49,961	14.4%	(276)	(0.6)%
Research and development	30,005	7.2%	24,413	7.1%	5,592	22.9%
Depreciation and amortization	7,491	1.8%	7,353	2.1%	138	1.9%

Total operating expenses(1)	$167,368	39.9%	$136,603	39.4%	$30,765	22.5%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$2,279	$2,112
General and administrative	$9,774	$9,070
Research and development	$614	$1,028

        Changes in foreign currency exchange rates decreased total operating expenses by $2.8 million for the three months ended September 30, 2016, as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $25.3 million for the three months ended September 30, 2016, as compared to the prior year, due primarily to $25.0 million in higher advertising expenses. Advertising expenses were higher in the current year period due primarily to the release of Mafia III in October 2016 and, to a lesser extent, BioShock: The Collection and XCOM 2 for PS4 and Xbox One, both of which were released in September 2016 as well as due to the timing of spend on NBA 2K17 as compared to NBA 2K16.

General and administrative

        General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2016, as compared to the prior year, due primarily to decreases in bonus accruals, severance, and allowances for bad debt, which were mostly offset by higher expenses associated with unclaimed property and stock-based compensation.

        General and administrative expenses for the three months ended September 30, 2016 and 2015 include occupancy expense (primarily rent, utilities and office expenses) of $3.9 million and $4.3 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $5.6 million for the three months ended September 30, 2016, as compared to the prior year, due primarily to higher production expenses for new titles in development that have not reached technological feasibility.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $0.1 million for the three months ended September 30, 2016, as compared to the prior year, due primarily to information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $7.1 million for the three months ended September 30, 2016, as compared to $8.4 million for the three months ended September 30, 2015. The decrease to expense was due primarily to $1.1 million of higher foreign exchange transaction gains and higher interest income related to our short-term investments, partially offset by higher interest expense on our Convertible Notes.

Provision for Income Taxes

        The provision for income taxes was $3.7 million for the three months ended September 30, 2016, as compared to $3.3 million for the three months ended September 30, 2015. The increase in tax expense is primarily attributable to an increase in taxable income that was partially offset by changes in valuation allowances for tax loss and credit carryforwards and deferred tax assets anticipated to be utilized.

        Our effective tax rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we recognized an income tax benefit based on becoming eligible to claim certain tax deductions in the UK on applicable video games. It is possible that we will become eligible to claim tax deductions on additional video games in future periods, which could result in tax benefits that could have a material impact on our effective tax rate.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income and earnings per share

        For the three months ended September 30, 2016, our net income was $36.4 million, as compared to $54.7 million in the prior year's period. For the three months ended September 30, 2016, basic earnings per share was $0.42 as compared to $0.63 in the prior year's period and diluted earnings per share was $0.39 as compared to $0.55 in the prior year's period. Basic weighted average shares of 85.4 million were 1.5 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Six Months Ended September 30, 2016 Compared to September 30, 2015

(thousands of dollars)	2016	%	2015	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$731,719	100.0%	$622,271	100.0%	$109,448	17.6%
Internal royalties	137,098	18.7%	160,747	25.8%	(23,649)	(14.7)%
Software development costs and royalties(1)	108,853	14.9%	90,507	14.5%	18,346	20.3%
Product costs	100,038	13.7%	78,718	12.7%	21,320	27.1%
Licenses	50,996	7.0%	16,583	2.7%	34,413	207.5%

Cost of goods sold	396,985	54.3%	346,555	55.7%	50,430	14.6%

Gross profit	$334,734	45.7%	$275,716	44.3%	$59,018	21.4%

(1)
Includes $9,952 and $8,804 of stock-based compensation expense in 2016 and 2015, respectively, in software development costs and royalties.

        For the six months ended September 30, 2016, net revenue increased by $109.4 million as compared to the prior year. This increase was due primarily to (i) an increase of $215.5 million in revenues from our NBA 2K franchise, due primarily to the recognition of previously-deferred revenues from NBA 2K16; and (ii) an aggregate increase of $36.5 million in net revenues from BioShock: The Collection, and XCOM 2 for Sony's PS4 and Microsoft's Xbox One, both of which were released in September 2016. The increase was partially offset by (i) a decrease of $113.1 million in revenue from our Grand Theft Auto franchise, due primarily to lower net revenues from Grand Theft Auto V and Grand Theft Auto Online, and (ii) a decrease of $44.1 million in revenues from Evolve.

        Net revenue from console games increased by $83.5 million and accounted for 83.0% of our total net revenue for the six months ended September 30, 2016, as compared to 84.1% for the same period in the prior year. The increase in net revenue from console games was due primarily to higher net revenues from NBA 2K16 partially offset by lower net revenues from Grand Theft Auto V. Net revenue from PC and other increased by $26.0 million and accounted for 17.0% of our total net revenue for the six months ended September 30, 2016, as compared to 15.9% for the prior year's period. The increase in net revenue from PC and other was due primarily to higher net revenues from Grand Theft Auto V and Grand Theft Auto Online, NBA 2K16, and XCOM:2, which released on the PC in February 2016, partially offset by lower net revenues from Evolve.

        Net revenue from digital online channels increased by $46.4 million and accounted for 55.1% of our total net revenue for the six months ended September 30, 2016, as compared to 57.3% for the same period in the prior year. The increase in net revenue from digital online channels was due to higher net revenue from NBA 2K16, partially offset by lower net revenues from Grand Theft Auto Online and Grand Theft Auto V. Recurrent consumer spending (including add-on content, microtransactions and online play) increased by $9.0 million and accounted for 56.2% of net revenue from digital online channels for the six months ended September 30, 2016, as compared to 61.0% of net revenue from digital online channels for the six months ended September 30, 2015. The increase in recurrent consumer spending was primarily due to higher net revenues from NBA 2K16 partially offset by lower net revenues from Grand Theft Auto Online and NBA 2K15. Net revenue from physical retail and other channels increased by $63.0 million and accounted for 44.9% of our total net revenues for the six months ended September 30, 2016, as compared to 42.7% for the same period in the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from NBA 2K16, which was partially offset by lower net revenues from Grand Theft Auto V.

        Gross profit as a percentage of net revenue for the six months ended September 30, 2016 was 45.7% as compared to 44.3% for the prior year period. The increase was due primarily to lower internal royalties as a percentage of net revenues due to the timing of when internal royalties are earned, which was partially offset by higher license expenses due to increased net revenues from NBA 2K16 in the current period and impairment of capitalized software costs.

        Net revenue earned outside of the United States decreased by $7.6 million and accounted for 39.1% of our total net revenue for the six months ended September 30, 2016, as compared to 47.2% in the prior year. The decrease in revenue was due primarily to a decrease in net revenues from Grand Theft Auto V and Evolve outside of the United States, which was partially offset by increased net revenues from NBA 2K16. Changes in foreign currency exchange rates decreased net revenue by $3.2 million and increased gross profit by $0.1 million for the six months ended September 30, 2016 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$151,321	20.7%	$100,443	16.2%	$50,878	50.7%
General and administrative	96,428	13.2%	98,996	15.9%	(2,568)	(2.6)%
Research and development	63,905	8.7%	58,555	9.4%	5,350	9.1%
Depreciation and amortization	14,869	2.0%	13,928	2.2%	941	6.8%

Total operating expenses(1)	$326,523	44.6%	$271,922	43.7%	$54,601	20.1%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$4,828	$4,495
General and administrative	$16,479	$19,563
Research and development	$2,074	$2,544

        Changes in foreign currency exchange rates decreased total operating expenses by $4.2 million for the six months ended September 30, 2016 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $50.9 million for the six months ended September 30, 2016, as compared to the prior year, due primarily to $51.7 million in higher advertising expenses. Advertising expenses were higher in the current year period due primarily to the recent release of Mafia III in October 2016, the release of Battleborn in May 2016 and, to a lesser extent, the release of

NBA 2K17 and BioShock: The Collection in September 2016. These were slightly offset by the absence of advertising expenses related to the February 2015 release of Evolve.

General and administrative

        General and administrative expenses decreased by $2.6 million for the six months ended September 30, 2016, as compared to the prior year, due primarily to a decrease of $3.1 million in stock-based compensation expense, as the prior year period included ZelnickMedia's stock-based compensation for the awards granted under the 2011 Management Agreement, lower restructuring and severance costs due to a studio closure in the prior year, and lower rent expense under our operating leases. Partially offsetting the decrease to general and administrative expenses were higher expenses associated with unclaimed property and higher allowances for bad debt in the current year.

        General and administrative expenses for the six months ended September 30, 2016 and 2015 include occupancy expense (primarily rent, utilities and office expenses) of $7.6 million and $9.1 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $5.4 million for the six months ended September 30, 2016 as compared to the prior year due to higher production expenses for new titles in development that have not reached technological feasibility, which were slightly offset by lower IT expenses.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $0.9 million for the six months ended September 30, 2016, as compared to the prior year, due primarily to higher purchases of fixed assets for studios and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $11.6 million for the six months ended September 30, 2016, as compared to $15.9 million for the six months ended September 30, 2015. The decrease to expense was due primarily to $3.6 million of higher foreign exchange transaction gains and higher interest income related to our short-term investments, partially offset by higher interest expense on our Convertible Notes.

Provision for Income Taxes

        The provision for income taxes was $0.1 million for the six months ended September 30, 2016, as compared to $0.2 million for the six months ended September 30, 2015. The decrease in tax expense is attributable primarily to discrete items recognized during the quarter.

        Our effective tax rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we recognized an income tax benefit based on becoming eligible to claim certain tax deductions in the UK on applicable video games. It is possible that we will become eligible to claim tax deductions in the UK on additional video games in future periods, which could result in tax benefits that could have a material impact on our effective tax rate.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share

        For the six months ended September 30, 2016 our net loss was $2.1 million, as compared to $12.3 million in the prior year's period. For the six months ended September 30, 2016, basic and diluted loss per share was $0.03 as compared to $0.15 in the prior year's period. Basic and diluted weighted average shares of 85.0 million were 1.7 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities and our Credit Agreement to satisfy our working capital needs.

Short-term Investments

        As of September 30, 2016, we had $404.6 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at September 30, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.77% at September 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

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

        As of September 30, 2016, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At September 30, 2016, we had no outstanding borrowings under the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time. Prior to September 27, upon conversion, the 1.75% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. On September 27, 2016, we elected to settle our conversion obligations in connection with the 1.75% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2016. Accordingly, as of October 1, 2016 the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2016. During the three months ended September 30, 2016, 1.00% Convertible Notes due 2018 with an aggregate principal amount of $8.4 million were tendered for conversion, with October 2016 settlement dates. We elected to settle in shares of our common stock, and our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 69.4% and 66.9% of net revenue during the six months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and March 31, 2016, five customers accounted for 69.6% and 73.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 56.3% and 64.1% of such balances at September 30, 2016 and March 31, 2016, respectively. We had three customers who accounted for 23.3%, 20.5% and 12.5% of our gross accounts receivable as of September 30, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2016 or March 31, 2016. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.

        As of September 30, 2016, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $265.5 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is our intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

        Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. We did not repurchase any shares under this program during the six months ended September 30, 2016. As of September 30, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have remaining availability of 9,046,353 shares under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

        Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2016	2015
Net cash (used in) provided by operating activities	$(50,809)	$20,014
Net cash povided by (used in) investing activities	55,858	(193,181)
Net cash used in financing activities	(29,478)	(27,409)
Effects of foreign currency exchange rates on cash and cash equivalents	(4,310)	1,169

Net decrease in cash and cash equivalents	$(28,739)	$(199,407)

        At September 30, 2016, we had $770.0 million of cash and cash equivalents, compared to $798.7 million at March 31, 2016. The decrease in cash and cash equivalents was due primarily to cash used in operating and financing activities offset by cash provided by investing activities. Net cash used in operating activities was due primarily to development spend for upcoming releases. Net cash used in financing activities was primarily related to net share settlements of our stock-based awards. These decreases to cash and cash equivalents were partially offset by net cash provided by investing activities due primarily to the maturity of bank time deposits.

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

Off-Balance Sheet Arrangements

        As of September 30, 2016 and March 31, 2016, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2016 and 2015, 39.9% and 46.7%, respectively, and for the six months ended September 30, 2016 and 2015, 39.1% and 47.2%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

        We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have vendor specific objective evidence ("VSOE") for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period which generally ranges from 12 to 36 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

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

        As of September 30, 2016, we had $404.6 million of short-term investments which included $206.5 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $770.0 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of September 30, 2016.

        Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at September 30, 2016), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.77% at September 30, 2016), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At September 30, 2016, there were no outstanding borrowings under our Credit Agreement. The 1.75% Convertible Notes and the 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2016 and 2015, our foreign currency translation adjustment was a loss of $5.0 million and a gain of $1.3 million, respectively. For the three months ended September 30, 2016 and 2015, we recognized a foreign currency exchange transaction gain of $0.2 million and a foreign currency exchange transaction loss of $0.9 million respectively, and for the six months ended September 30, 2016 and 2015, we recognized a foreign currency exchange transaction gain of $2.5 million and a foreign currency exchange transaction loss of $1.1 million respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2016, we had $157.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $4.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2016, we had $54.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2016 and 2015, we recorded a loss of $0.2 million and a gain of $0.3 million, respectively, and for the six months ended September 30, 206 and 2015, we recorded a gain of $0.6 million and a loss of $0.3 million, respectively, related to foreign currency forward contracts in interest and other, net on our Condensed Consolidated Statements of Operations. As of September 30, 2016 the fair value of these contracts was immaterial and as of March 31, 2016 the fair value of these outstanding forward contracts was $0.1 million and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the six months ended September 30, 2016, 39.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. As of September 30, 2016, we have repurchased a total of 5,171,330 shares of our common stock under this program and 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock under this program during the six months ended

September 30, 2016. The table below details the share repurchases that were made by us during the three months ended September 30, 2016:

Period	Shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1 - 31, 2016	2,885	$40.56	—	9,046,353
August 1 - 31, 2016	—	$—	—	9,046,353
September 1 - 30, 2016	—	$—	—	9,046,353

(1)
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended September 30, 2016 were part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibits:
10.1	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2016).
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: November 2, 2016	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2016	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)