Form 10-Q
period 2016-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2017-02-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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

        As of January 31, 2017, there were 101,410,198 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	1,039,430	798,742
Short-term investments	404,523	470,820
Restricted cash	278,541	261,169
Accounts receivable, net of allowances of $107,347 and $45,552 at December 31, 2016 and March 31, 2016, respectively	327,430	168,527
Inventory	26,665	15,888
Software development costs and licenses	126,185	178,387
Deferred cost of goods sold	177,946	98,474
Prepaid expenses and other	70,456	53,269

Total current assets	2,451,176	2,045,276
Fixed assets, net	65,799	77,127
Software development costs and licenses, net of current portion	327,117	214,831
Deferred cost of goods sold, net of current portion	—	17,915
Goodwill	213,522	217,080
Other intangibles, net	3,211	4,609
Other assets	28,274	13,439

Total assets	3,089,099	2,590,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	54,248	30,448
Accrued expenses and other current liabilities	736,176	607,479
Deferred revenue	1,073,393	582,484

Total current liabilities	1,863,817	1,220,411
Long-term debt	258,876	497,935
Non-current deferred revenue	11,255	216,319
Other long-term liabilities	134,230	74,227

Total liabilities	2,268,178	2,008,892

Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $.01 par value, 200,000 shares authorized; 117,990 and 103,765 shares issued and 100,798 and 86,573 outstanding at December 31, 2016 and March 31, 2016, respectively	1,180	1,038
Additional paid-in capital	1,370,278	1,088,628
Treasury stock, at cost; 17,192 common shares at December 31, 2016 and March 31, 2016	(303,388)	(303,388)
Accumulated deficit	(198,974)	(166,997)
Accumulated other comprehensive loss	(48,175)	(37,896)

Total stockholders' equity	820,921	581,385

Total liabilities and stockholders' equity	3,089,099	2,590,277

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net revenue	476,473	414,221	1,208,192	1,036,492
Cost of goods sold	311,074	257,861	708,059	604,416

Gross profit	165,399	156,360	500,133	432,076
Selling and marketing	95,820	59,846	247,141	160,289
General and administrative	52,939	49,061	149,367	148,057
Research and development	37,589	27,944	101,494	86,499
Business reorganization	—	71,172	—	71,172
Depreciation and amortization	7,460	7,534	22,329	21,462

Total operating expenses	193,808	215,557	520,331	487,479

Loss from operations	(28,409)	(59,197)	(20,198)	(55,403)
Interest and other, net	(3,715)	(8,018)	(15,298)	(23,948)
Gain on long-term investments, net	—	—	1,350	—

Loss before income taxes	(32,124)	(67,215)	(34,146)	(79,351)
Benefit from income taxes	(2,282)	(24,802)	(2,169)	(24,650)

Net loss	(29,842)	(42,413)	(31,977)	(54,701)

Loss per share:
Basic and diluted loss per share	$(0.33)	$(0.51)	$(0.37)	$(0.66)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(29,842)	$(42,413)	$(31,977)	$(54,701)
Other comprehensive loss:
Foreign currency translation adjustment	(5,040)	(5,281)	(10,067)	(3,961)
Reclassification to earnings for realized gains on cash flow hedges	—	(17)	—	(17)

Change in fair value of effective cash flow hedges	—	(17)	—	(17)
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	(264)	(114)	(221)	(159)
Reclassification to earnings for realized gains, net on available for sale securities, net of taxes	—	26	9	26

Change in fair value of available for sale securities	(264)	(88)	(212)	(133)

Other comprehensive loss	(5,304)	(5,386)	(10,279)	(4,111)

Comprehensive loss	$(35,146)	$(47,799)	$(42,256)	$(58,812)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2016	2015
Operating activities:
Net loss	$(31,977)	$(54,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	130,019	83,056
Depreciation and amortization	22,329	21,462
Amortization and impairment of intellectual property	1,398	160
Stock-based compensation	55,421	54,144
Amortization of discount on Convertible Notes	17,870	17,454
Amortization of debt issuance costs	1,078	1,181
Other, net	(3,604)	2,573
Changes in assets and liabilities:
Restricted cash	(17,372)	(34,411)
Accounts receivable	(160,095)	(46,227)
Inventory	(15,876)	(374)
Software development costs and licenses	(194,422)	(170,074)
Prepaid expenses, other current and other non-current assets	(31,460)	(6,514)
Deferred revenue	302,728	184,955
Deferred cost of goods sold	(66,502)	(54,418)
Accounts payable, accrued expenses and other liabilities	230,067	190,557

Net cash provided by operating activities	239,602	188,823

Investing activities:
Change in bank time deposits	66,841	(189,564)
Proceeds from available-for-sale securities	101,357	19,014
Purchases of available-for-sale securities	(104,357)	(25,768)
Purchases of fixed assets	(14,369)	(28,579)
Proceeds from sale of long-term investment	1,350	—
Purchase of long-term investments	(1,885)	—
Business acquisitions, net of cash acquired	(750)	—

Net cash provided by (used in) investing activities	48,187	(224,897)

Financing activities:
Excess tax benefit from stock-based compensation	1,499	1,509
Tax payment related to net share settlements on restricted stock awards	(36,734)	(14,506)
Repurchase of common stock	—	(26,552)

Net cash used in financing activities	(35,235)	(39,549)

Effects of foreign currency exchange rates on cash and cash equivalents	(11,866)	(256)

Net increase (decrease) in cash and cash equivalents	240,688	(75,879)
Cash and cash equivalents, beginning of year	798,742	911,120

Cash and cash equivalents, end of period	$1,039,430	$835,241

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

        During the quarter ended December 31, 2016, we deferred revenues and related cost of goods sold related to Mafia III, which released in October 2016, due to specified elements for which we do not have vendor specific objective evidence ("VSOE") of fair value being delivered at a later date.

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

Accounting for Leases

        In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases, mostly for office space.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers. In April 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarify the implementation guidance on licensing and identifying performance obligations. In May and December 2016, the FASB further amended ASU 2014-09 by issuing ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, which do not change the core principles of the standard, but clarifies the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2014-09 and its amendments can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). We anticipate this standard may have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from game related services (previously referred to as post customer support or "PCS".)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT

        In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,440 and $1,931 during the three months ended December 31, 2016 and 2015, respectively, and $5,113 and $5,792 during the nine months ended December 31, 2016 and 2015, respectively. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses of $7,066 and $8,450 during the three months ended December 31, 2016 and 2015, respectively, and $17,862 and $16,737 during the nine months ended December 31, 2016 and 2015, respectively.

        In connection with the 2014 Management Agreement, we granted restricted stock units as follows:

	Nine Months Ended December 31,
	2016	2015
Time-based	107,551	151,575
Market-based(1)	199,038	280,512
Performance-based(1)
New IP	33,174	46,752
Major IP	33,172	46,752

Total—Performance-based	66,346	93,504

Total Restricted Stock Units	372,935	525,591

(1)
Represents the maximum number of shares eligible to vest.

        Time-based restricted stock units granted in 2016 will vest on April 1, 2018 and those granted in 2015 will vest on April 4, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date.

        Market-based restricted stock units granted in 2016 are eligible to vest on April 4, 2018 and those granted in 2015 are eligible to vest on April 4, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.

        Performance-based restricted stock units granted in 2016 are eligible to vest on April 4, 2018 and those granted in 2015 are eligible to vest on April 4, 2017, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of December 31, 2016 for the "Major IP" performance-based restricted stock units granted in 2016 and 2015.

        The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 898,526 and 1,145,081 as of December 31, 2016 and March 31, 2016, respectively. In addition to the restricted stock units granted to ZelnickMedia, 591,912 restricted stock units vested and 27,578 restricted stock units were forfeited during the nine months ended December 31, 2016.

3. FAIR VALUE MEASUREMENTS

        The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value because of their short maturities.

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

        The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which is measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	December 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$660,481	$660,481	$—	$—	Cash and cash equivalents
Bank-time deposits	55,630	55,630	—	—	Cash and cash equivalents
Corporate bonds	206,655	—	206,655	—	Short-term investments
Bank-time deposits	197,868	197,868	—	—	Short-term investments
Foreign currency forward contracts	162	—	162	—	Prepaid expenses and other
Foreign currency forward contracts	(21)	—	(21)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$1,120,775	$913,978	$206,796	$—

	March 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$562,726	$562,726	$—	$—	Cash and cash equivalents
Corporate bonds	205,250	—	205,250	—	Short-term investments
Bank-time deposits	265,570	265,570	—	—	Short-term investments
Foreign currency forward contracts	(137)	—	(137)	—	Accrued and other current liabilities

Total recurring fair value measurements, net	$1,033,409	$828,296	$205,113	$—

        We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended December 31, 2016.

Debt

        As of December 31, 2016, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $640,198. The fair value was determined using Level 2 inputs, observable market data, for the 1.00% Convertible Notes and their embedded option feature. See Note 9 for additional information regarding our 1.00% Convertible Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following:

	December 31, 2016
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$197,868	$—	$—	$197,868
Available-for-sale securities:
Corporate bonds	206,783	114	(242)	206,655

Total short-term investments	$404,651	$114	$(242)	$404,523

	March 31, 2016
		Gross Unrealized
	Cost or Amortized Cost
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$265,570	$—	$—	$265,570
Available-for-sale securities:
Corporate bonds	205,166	131	(47)	205,250

Total short-term investments	$470,736	$131	$(47)	$470,820

        We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2016 or March 31, 2016.

        The following table summarizes the contracted maturities of our short-term investments at December 31, 2016:

	December 31, 2016
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$357,271	$357,292
Due in 1 - 2 years	47,380	47,231

Total short-term investments	$404,651	$404,523

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

        The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2016	March 31, 2016
Forward contracts to sell foreign currencies	$116,540	$54,529
Forward contracts to purchase foreign currencies	2,481	2,409

        For the three months ended December 31, 2016 and 2015, we recorded a gain of $11,158 and $1,230, respectively, and for the nine months ended December 31, 2016 and 2015, we recorded a gain of $11,731 and $908, respectively, related to foreign currency forward contracts in interest and other, net in our Condensed Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

6. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2016	March 31, 2016
Finished products	$24,424	$14,321
Parts and supplies	2,241	1,567

Inventory	$26,665	$15,888

        Estimated product returns included in inventory at December 31, 2016 and March 31, 2016 were $2,790 and $527, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2016		March 31, 2016
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$109,070	$263,689	$131,378	$162,261
Software development costs, externally developed	14,506	63,428	46,888	45,703
Licenses	2,609	—	121	6,867

Software development costs and licenses	$126,185	$327,117	$178,387	$214,831

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES (Continued)

        Software development costs and licenses as of December 31, 2016 and March 31, 2016 included $327,100 and $343,450, respectively, related to titles that have not been released. During the three months ended December 31, 2016 and 2015, we recorded $7,731 and $0, respectively, of software development impairment charges (a component of cost of goods sold). During the nine months ended December 31, 2016 and 2015, we recorded $19,325, and $2,133, respectively, of software development impairment charges (a component of cost of goods sold).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	March 31, 2016
Software development royalties	432,327	$414,492
Compensation and benefits	68,026	39,919
Business reorganization	65,935	66,323
Marketing and promotions	63,491	14,938
Licenses	48,546	31,825
Other	57,851	39,982

Accrued expenses and other current liabilities	$736,176	$607,479

9. DEBT

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at December 31, 2016) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.02% at December 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at December 31, 2016 and March 31, 2016.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2016	March 31, 2016
Available borrowings	$98,336	$98,335
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $111 for the three months ended December 31, 2016 and 2015 and $332 for the nine months ended December 31, 2016 and 2015. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250,000 aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes"). The issuance of the 1.75% Convertible Notes included $30,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 1.75% Convertible Notes was payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes matured on December 1, 2016, unless earlier repurchased by the Company or converted. We did not have the right to redeem the 1.75% Convertible Notes prior to maturity.

        The 1.75% Convertible Notes were convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders were eligible to convert their 1.75% Convertible Notes at any time. Prior to September 27, 2016, upon conversion, the 1.75% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. On September 27, 2016, we elected to settle our conversion obligations in connection with the 1.75% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we continued to classify these 1.75% Convertible Notes as long-term debt until their maturity.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        Prior to December 1, 2016, holders of the 1.75% Convertible Notes elected to convert such notes, and we settled all such notes during the period by converting them to shares of our common stock using the initial conversion rate. At maturity, the if-converted value exceeded the principal amount of $250,000 by $368,430.

        We previously separately accounted for the liability and equity components of the 1.75% Convertible Notes in a manner that reflected our nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. We estimated the fair value of the 1.75% Convertible Notes to be $197,373, as of the date of issuance of our 1.75% Convertible Notes, assuming a 6.9% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount was amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component was not remeasured as it continued to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component were amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        The following table provides additional information related to our 1.75% Convertible Notes:

	December 31, 2016	March 31, 2016
Additional paid-in capital	$—	$51,180

Principal amount of 1.75% Convertible Notes	$—	$250,000
Unamortized discount of the liability component	—	8,014
Carrying amount of debt issuance costs	—	657

Net carrying amount of 1.75% Convertible Notes	$—	$241,329

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cash interest expense (coupon interest expense)	$711	$1,094	$2,898	$3,281
Non-cash amortization of discount on 1.75% Convertible Notes	2,038	2,867	8,014	8,458
Amortization of debt issuance costs	171	250	657	758

Total interest expense related to 1.75% Convertible Notes	$2,920	$4,211	$11,569	$12,497

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2016. Accordingly, as of January 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through March 31, 2017. During the three months ended December 31, 2016, 1.00% Convertible Notes with an aggregate principal amount of $8,352 were settled and an additional 1.00% Convertible Notes with an aggregate principal amount of $10 were tendered for conversion, with January 2017 settlement dates. We elected to settle in shares of our common stock, and our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        As of December 31, 2016 and March 31, 2016, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $279,148 and $287,500, respectively by $360,284 and $215,809, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. DEBT (Continued)

        The following table provides additional information related to our 1.00% Convertible Notes:

	December 31, 2016	March 31, 2016
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$279,148	$287,500
Unamortized discount of the liability component	19,683	29,972
Carrying amount of debt issuance costs	589	922

Net carrying amount of 1.00% Convertible Notes	$258,876	$256,606

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cash interest expense (coupon interest expense)	$698	$719	$2,115	$2,156
Non-cash amortization of discount on 1.00% Convertible Notes	3,285	3,043	10,289	8,996
Amortization of debt issuance costs	99	110	333	334

Total interest expense related to 1.00% Convertible Notes	$4,082	$3,872	$12,737	$11,486

10. LOSS PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Computation of Basic and Diluted Loss per Share:
Net loss	$(29,842)	$(42,413)	$(31,977)	$(54,701)
Weighted average common shares outstanding—basic and diluted	90,428	83,426	86,796	83,338

Basic and diluted loss per share	$(0.33)	$(0.51)	$(0.37)	$(0.66)

        We incurred a net loss for the three and nine months ended December 31, 2016 and 2015; therefore, the basic and diluted weighted average shares outstanding exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three and nine months ended December 31, 2016 and 2015, we had 4,912,000 and 7,255,000, respectively, of unvested share-based awards which are excluded from the EPS calculation due to the net loss for those periods.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. LOSS PER SHARE ("EPS") (Continued)

        Certain of our unvested restricted stock awards (including restricted stock units and time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS.

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

        During the nine months ended December 31, 2016, 2,696,000 restricted stock awards vested, and we issued 1,275,000 of unvested restricted stock awards and canceled 72,000 of unvested restricted stock awards.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities(1)	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive loss before reclassifications	(10,067)	—	(221)	(10,288)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9

Balance at December 31, 2016	$(48,647)	$600	$(128)	$(48,175)

(1)
Amounts reclassified from Accumulated other comprehensive loss are included in Interest and other, net in our Condensed Consolidated Statement of Operations.

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

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2016	2015	2016	2015
United States	$257,504	$218,386	$703,088	$546,926
Europe	143,109	142,326	323,924	362,059
Asia Pacific	44,365	28,429	108,745	68,913
Canada and Latin America	31,495	25,080	72,435	58,594

Total net revenue	$476,473	$414,221	$1,208,192	$1,036,492

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2016	2015	2016	2015
Console	$354,220	$355,235	$961,285	$878,838
PC and other	122,253	58,986	246,907	157,654

Total net revenue	$476,473	$414,221	$1,208,192	$1,036,492

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by distribution channel:	2016	2015	2016	2015
Digital online	$240,213	$146,449	$643,051	$502,860
Physical retail and other	236,260	267,772	565,141	533,632

Total net revenue	$476,473	$414,221	$1,208,192	$1,036,492

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. Motion practice in both the federal and state actions is ongoing. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe to be an adequate amount for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet (see Note 8). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.

14. SUBSEQUENT EVENT

        On January 31, 2017, we acquired Social Point, S.L. ("Social Point), a leading mobile game developer, for consideration of $175,000 in cash and the issuance of 1,480,168 shares of Take-Two Common Stock. Certain of the shares that were issued to continuing employees are subject to transferability restrictions and forfeiture provisions requiring their continued employment subject to certain exceptions over the three-year period following the closing. Additional contingent consideration of up to an aggregate of $25,900 may become due based on Social Point achieving certain performance measures over the 12 and 24 month periods following the closing. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma information for this transaction given the short period of time between the acquisition date and the issuance of this report.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should" "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 250 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets. In October 2016, Rockstar Games announced that Red Dead Redemption 2 is in development and planned for worldwide release in Fall 2017 for Sony's PS4 and Microsoft's Xbox One.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 38.7% of our net revenue for the nine months ended December 31, 2016. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 65.8% and 65.3% of net revenue during the nine months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and March 31, 2016, our five largest customers comprised 69.0% and 73.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 47.9% and 64.1% of such balance at December 31, 2016 and March 31, 2016, respectively. We had two customers who accounted for 33.5% and 14.4% of our gross accounts receivable as of December 31, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 79.6% of our net revenue by product platform for the nine months ended December 31, 2016. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 12 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 53.2% of our net revenue by distribution channel for the nine months ended December 31, 2016. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the nine months ended December 31, 2016.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016
BioShock: The Collection	2K	Internal/External	Xbox One, PS4, PC (digital download only)	September 13, 2016
NBA 2K17	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 20, 2016
XCOM 2	2K	Internal	Xbox One, PS4	September 27, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	October 7, 2016
WWE 2K17	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 11, 2016
Sid Meier's Civilization VI	2K	Internal	PC	October 21, 2016

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	Fall 2017
WWE 2K17	2K	Internal/External	PC	February 7, 2017
NBA 2K18	2K	Internal	Xbox One, Xbox 360, PS3, PS4, iOS and Android	Fall 2017

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

Recently Issued Accounting Pronouncements

Accounting for Stock Compensation

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements

Accounting for Leases

        In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). This new guidance must be adopted using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact of adopting this update on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases, mostly for offices space.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations included in ASU 2014-09. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers. In April 2016, the FASB amended ASU 2014-09 by issuing ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on licensing and identifying performance obligations. In May 2016, the FASB further amended ASU 2014-09 by issuing ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which does not change the core principles of the standard, but clarifies the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. In December 2016, the FASB further amended ASU 2014-09 by issuing ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which does not change the core principles of the standard represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2014-09 and its amendments can be adopted retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date by one year to annual and interim years beginning after December 15, 2017 (April 1, 2018 for the Company). Early adoption is permitted, but no earlier than the original effective date of annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company). We anticipate this standard may have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from game related services (previously referred to as post customer support or "PCS".)

Results of Operations

        The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015
Net revenue	$476,473	100.0%	$414,221	100.0%	$1,208,192	100.0%	$1,036,492	100.0%
Cost of goods sold	311,074	65.3%	257,861	62.3%	708,059	58.6%	604,416	58.3%

Gross profit	165,399	34.7%	156,360	37.7%	500,133	41.4%	432,076	41.7%

Selling and marketing	95,820	20.1%	59,846	14.5%	247,141	20.5%	160,289	15.4%
General and administrative	52,939	11.1%	49,061	11.8%	149,367	12.4%	148,057	14.3%
Research and development	37,589	7.9%	27,944	6.7%	101,494	8.4%	86,499	8.3%
Depreciation and amortization	7,460	1.6%	7,534	1.8%	22,329	1.8%	21,462	2.1%

Total operating expenses	193,808	40.7%	215,557	52.0%	520,331	43.1%	487,479	47.0%

Loss from operations	(28,409)	(6.0)%	(59,197)	(14.3)%	(20,198)	(1.7)%	(55,403)	(5.3)%
Interest and other, net	(3,715)	(0.8)%	(8,018)	(1.9)%	(15,298)	(1.3)%	(23,948)	(2.3)%
Gain on long-term investments, net	—	0.0%	—	0.0%	1,350	0.1%	—	0.0%

Loss before income taxes	(32,124)	(6.7)%	(67,215)	(16.2)%	(34,146)	(2.8)%	(79,351)	(7.7)%
Benefit from income taxes	(2,282)	(0.5)%	(24,802)	(6.0)%	(2,169)	(0.2)%	(24,650)	(2.4)%

Net loss	$(29,842)	(6.3)%	$(42,413)	(10.2)%	$(31,977)	(2.6)%	$(54,701)	(5.3)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015
Net revenue by geographic region:
United States	$257,504	54.0%	$218,386	52.7%	$703,088	58.2%	$546,926	52.8%
International	218,969	46.0%	195,835	47.3%	505,104	41.8%	489,566	47.2%
Net revenue by platform:
Console	$354,220	74.3%	$355,235	85.8%	$961,285	79.6%	$878,838	84.8%
PC and other	122,253	25.7%	58,986	14.2%	246,907	20.4%	157,654	15.2%
Net revenue by distribution channel:
Digital online	$240,213	50.4%	$146,449	35.4%	$643,051	53.2%	$502,860	48.5%
Physical retail and other	236,260	49.6%	267,772	64.6%	565,141	46.8%	533,632	51.5%

Three Months Ended December 31, 2016 Compared to December 31, 2015

(thousands of dollars)	2016	%	2015	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$476,473	100.0%	$414,221	100.0%	$62,252	15.0%
Software development costs and royalties(1)	109,900	23.1%	61,652	14.9%	48,248	78.3%
Internal royalties	103,613	21.7%	95,311	23.0%	8,302	8.7%
Product costs	70,089	14.7%	74,935	18.1%	(4,846)	(6.5)%
Licenses	27,472	5.8%	25,963	6.3%	1,509	5.8%

Cost of goods sold	311,074	65.3%	257,861	62.3%	53,213	20.6%

Gross profit	$165,399	34.7%	$156,360	37.7%	$9,039	5.8%

(1)
Includes $6,022 and $4,131 of stock-based compensation expense in 2016 and 2015, respectively, in software development costs and royalties.

        For the three months ended December 31, 2016, net revenue increased by $62.3 million as compared to the prior year. This increase was due primarily to (i) an aggregate increase of $55.0 million from our Civilization franchise due to Civilization VI, which released in October 2016; (ii) an increase of $22.7 million from our NBA 2K franchise; and (iii) an increase of $7.7 million from Battleborn, which released in May 2016. This increase was partially offset by a decrease of $24.9 million in net revenue from Evolve.

        Net revenue from console games decreased by $1.0 million, and accounted for 74.3% of our total net revenue for the three months ended December 31, 2016, as compared to 85.8% for the same period in the prior year. The decrease in net revenue from console games was due primarily to lower net revenues from Evolve partially offset by higher net revenues from our NBA 2K franchise. Net revenue from PC and other increased by $63.3 million and accounted for 25.7% of our total net revenue for the three months ended December 31, 2016, as compared to 14.2% for the prior year's period. The increase in net revenue from PC and other was due primarily to higher net revenues from Civilization VI, Grand Theft Auto V, and Grand Theft Auto Online, partially offset by lower net revenues from Evolve.

        Net revenue from digital online channels increased by $93.8 million and accounted for 50.4% of our total net revenue for the three months ended December 31, 2016, as compared to 35.4% for the same period in the prior year. The increase in net revenue from digital online channels was due to higher net revenue from Civilization VI, our NBA 2K franchise and Grand Theft Auto V and Grand Theft Auto Online, partially offset by lower net revenues from Evolve. Recurrent consumer spending (including add-on content, microtransactions and virtual currency) increased by $34.5 million and accounted for 39.0% of net revenue from digital online channels for the three months ended December 31, 2016, as compared to 40.3% of net revenue from digital online channels for the three months ended December 31, 2015. The increase in recurrent consumer spending was primarily due to higher net revenues from Grand Theft Auto Online and our NBA 2K franchise partially offset by lower net revenues from Evolve. Net revenue from physical retail and other channels decreased by $31.5 million and accounted for 49.6% of our total net revenues for the three months ended December 31, 2016, as compared to 64.6% for the same period in the prior year. The decrease in net revenue from physical retail and other channels was due primarily to lower net revenues from, Grand Theft Auto V and Evolve partially offset by higher net revenues from Civilization VI.

        Gross profit as a percentage of net revenue for the three months ended December 31, 2016 was 34.7%, as compared to 37.7% for the prior year period. The decrease was due primarily to higher software development costs and royalties as a percentage of net revenue due to higher amortization and impairment of capitalized software costs on our recently released titles and the timing of when internal royalties are earned.

        Net revenue earned outside of the United States increased by $23.1 million, and accounted for 46.0% of our total net revenue for the three months ended December 31, 2016, as compared to 47.3% in the prior year. The increase in net revenue outside of the United States was due primarily to net revenues from the release of Civilization VI and our NBA franchise, which was partially offset by a decrease in net revenues from Evolve. Changes in foreign currency exchange rates decreased net revenue by $6.8 million and decreased gross profit by $3.7 million for the three months ended December 31, 2016 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$95,820	20.1%	$59,846	14.5%	$35,974	60.1%
General and administrative	52,939	11.1%	49,061	11.8%	3,878	7.9%
Research and development	37,589	7.9%	27,944	6.7%	9,645	34.5%
Business reorganization	—	0.0%	71,172	17.2%	(71,172)	N/A
Depreciation and amortization	7,460	1.6%	7,534	1.8%	(74)	(1.0)%

Total operating expenses(1)	$193,808	40.7%	$215,557	52.0%	$(21,749)	(10.1)%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$2,441	$2,364
General and administrative	$10,382	$11,761
Research and development	$3,243	$482

        Changes in foreign currency exchange rates decreased total operating expenses by $5.0 million for the three months ended December 31, 2016, as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $36.0 million for the three months ended December 31, 2016, as compared to the prior year, due primarily to $31.7 million in higher advertising expenses. Advertising expenses were higher in the current year period due primarily to the releases of Mafia III and Civilization VI in October 2016, and the October 2016 announcement of Red Dead Redemption 2's fall 2017 release, as well as the timing of spend.

General and administrative

        General and administrative expenses increased by $3.9 million for the three months ended December 31, 2016, as compared to the prior year, due primarily to increases in legal fees and incentive compensation accruals, which were mostly offset by lower expenses associated with severance.

        General and administrative expenses for the three months ended December 31, 2016 and 2015 included occupancy expense (primarily rent, utilities and office expenses) of $4.2 million and $3.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $9.6 million for the three months ended December 31, 2016, as compared to the prior year, due primarily to higher production expenses for new titles in development that have not reached technological feasibility.

Business reorganization

        Business reorganization expense decreased by $71.2 million for the three months ended December 31, 2016 as compared to the prior year. During the three months ended December 31, 2015, the Company incurred business reorganization expenses of $71.2 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $0.1 million for the three months ended December 31, 2016, as compared to the prior year, due primarily to information technology infrastructure costs.

Interest and other, net

        Interest and other, net was an expense of $3.7 million for the three months ended December 31, 2016, as compared to $8.0 million for the three months ended December 31, 2015. The decrease was due primarily to higher foreign exchange transaction gains and higher interest income related to our short-term investments.

Benefit from Income Taxes

        The benefit from income taxes was $2.3 million for the three months ended December 31, 2016, as compared to $24.8 million for the three months ended December 31, 2015. The decrease in tax benefit is due to the recognition of a discrete tax benefit of approximately $26.4 million recorded in the same period in the prior year relating to a tax deduction.

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

Net loss and loss per share

        For the three months ended December 31, 2016, our net loss was $29.8 million, as compared to $42.4 million in the prior year period. For the three months ended December 31, 2016, basic and diluted loss per share was $0.33 as compared to $0.51 in the prior year's period. Basic weighted average shares of 90.4 million were 7.0 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards as well as the settlement of our 1.75% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding loss per share.

Nine Months Ended December 31, 2016 Compared to December 31, 2015

(thousands of dollars)	2016	%	2015	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,208,192	100.0%	$1,036,492	100.0%	$171,700	16.6%
Software development costs and royalties(1)	218,753	18.1%	152,160	14.7%	66,593	43.8%
Internal royalties	240,711	19.9%	256,058	24.7%	(15,347)	(6.0)%
Product costs	170,127	14.1%	153,652	14.8%	16,475	10.7%
Licenses	78,468	6.5%	42,546	4.1%	35,922	84.4%

Cost of goods sold	708,059	58.6%	604,416	58.3%	103,643	17.1%

Gross profit	$500,133	41.4%	$432,076	41.7%	$68,057	15.8%

(1)
Includes $15,974 and $12,935 of stock-based compensation expense in 2016 and 2015, respectively, in software development costs and royalties.

        For the nine months ended December 31, 2016, net revenue increased by $171.7 million as compared to the prior year. This increase was due primarily to (i) an increase of $238.2 million in revenues from our NBA 2K franchise; (ii) an increase of $60.3 million in net revenues from Civilization VI, which released in October 2016; and (iii) an increase of $34.7 million in net revenues from BioShock: The Collection which released in September 2016. The increase was partially offset by (i) a decrease of $116.4 million in net revenue from our Grand Theft Auto franchise, due primarily to lower net revenues from Grand Theft Auto V and (ii) a decrease of $69.0 million in net revenues from Evolve.

        Net revenue from console games increased by $82.4 million and accounted for 79.6% of our total net revenue for the nine months ended December 31, 2016, as compared to 84.8% for the same period in the prior year. The increase in net revenue from console games was due primarily to higher net revenues from our NBA 2K franchise, partially offset by lower net revenues from Grand Theft Auto V. Net revenue from PC and other increased by $89.3 million and accounted for 20.4% of our total net revenue for the nine months ended December 31, 2016, as compared to 15.2% for the prior year's period. The increase in net revenue from PC and other was due primarily to higher net revenues from Civilization VI, Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, WWE Supercard, and XCOM:2, which released on the PC in February 2016, partially offset by lower net revenues from Evolve.

        Net revenue from digital online channels increased by $140.2 million and accounted for 53.2% of our total net revenue for the nine months ended December 31, 2016, as compared to 48.5% for the same period in the prior year. The increase in net revenue from digital online channels was due to higher net revenue from NBA 2K16 and Civilization VI, partially offset by lower net revenues from Evolve. Recurrent consumer spending (including add-on content, microtransactions and virtual currency) increased by $43.4 million and accounted for 49.8% of net revenue from digital online channels for the nine months ended December 31, 2016, as compared to 55.1% for the nine months ended December 31, 2015. The increase in recurrent consumer spending was primarily due to higher net revenues from our NBA 2K franchise . Net revenue from physical retail and other channels increased by $31.5 million and accounted for 46.8% of our total net revenues for the nine months ended December 31, 2016, as compared to 51.5% for the same period in the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from NBA 2K, which was partially offset by lower net revenues from Grand Theft Auto V.

        Gross profit as a percentage of net revenue for the nine months ended December 31, 2016 was 41.4% as compared to 41.7% for the prior year period. The decrease was due primarily to higher internal royalties as a percentage of net revenues due to having a larger release schedule when compared to the prior year and due to the timing of when internal royalties are earned.

        Net revenue earned outside of the United States increased by $15.5 million and accounted for 41.8% of our total net revenue for the nine months ended December 31, 2016, as compared to 47.2% in the prior year. The increase in net revenue was due primarily to an increase in net revenues from NBA 2K and Civilization VI outside of the United States, which was partially offset by lower net revenues from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue by $10.0 million and increased gross profit by $0.3 million for the nine months ended December 31, 2016 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$247,141	20.5%	$160,289	15.4%	$86,852	54.2%
General and administrative	149,367	12.4%	148,057	14.3%	1,310	0.9%
Research and development	101,494	8.4%	86,499	8.3%	14,995	17.3%
Business reorganization	—	0.0%	71,172	6.9%	(71,172)	N/A
Depreciation and amortization	22,329	1.8%	21,462	2.1%	867	4.0%

Total operating expenses(1)	$520,331	43.1%	$487,479	47.0%	$32,852	6.7%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$7,269	$6,859
General and administrative	$26,861	$31,324
Research and development	$5,317	$3,026

        Changes in foreign currency exchange rates decreased total operating expenses by $9.3 million for the nine months ended December 31, 2016 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased by $86.9 million for the nine months ended December 31 2016, as compared to the prior year, due primarily to $83.4 million in higher advertising expenses. Advertising expenses were higher in the current year period due primarily to the recent release of Mafia III in October 2016, the releases of Battleborn in May 2016, Civilization VI in October 2016 and BioShock: The Collection in September 2016. These were slightly offset by a decrease in advertising expense for Grand Theft Auto V and Grand Theft Auto Online.

General and administrative

        General and administrative expenses increased by $1.3 million for the nine months ended December 31, 2016, as compared to the prior year, due primarily to an increase in expenses associated with unclaimed property and higher allowances for bad debt. Partially offsetting this increase were lower expenses associated with severance related to the closing of two of our studios during the prior year.

        General and administrative expenses for the nine months ended December 31, 2016 and 2015 included occupancy expense (primarily rent, utilities and office expenses) of $11.8 million and $12.9 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased by $15.0 million for the nine months ended December 31, 2016 as compared to the prior year due to higher production expenses for new titles in development that have not reached technological feasibility, which were slightly offset by lower IT expenses.

Business reorganization

        Business reorganization expense decreased by $71.2 million for the nine months ended December 31, 2016 as compared to the prior year. During the nine months ended December 31, 2015, the Company incurred business reorganization expenses of $71.2 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios.

Depreciation and Amortization

        Depreciation and amortization expenses increased by $0.9 million for the nine months ended December 31, 2016, as compared to the prior year, due primarily to higher purchases of fixed assets for studios and information technology infrastructure build-outs.

Interest and other, net

        Interest and other, net was an expense of $15.3 million for the nine months ended December 31, 2016, as compared to $23.9 million for the nine months ended December 31, 2015. The decrease was due primarily to higher foreign exchange transaction gains and higher interest income related to our short-term investments.

Benefit from Income Taxes

        The benefit from income taxes was $2.2 million for the nine months ended December 31, 2016, as compared to $24.7 million for the nine months ended December 31, 2015. The decrease in tax benefit is due to the recognition of a discrete tax benefit of approximately $26.4 million recorded in the same period in the prior year relating to a tax deduction.

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

Net loss and loss per share

        For the nine months ended December 31, 2016, our net loss was $32.0 million as compared to $54.7 million in the prior year's period. For the nine months ended December 31, 2016, basic and diluted loss per share was $0.37 as compared to $0.66 in the prior year's period. Basic and diluted weighted average shares of 86.8 million were 3.5 million shares higher as compared to the prior year, due primarily to the vesting of restricted stock awards as well as the settlement of our 1.75% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding loss per share.

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

Short-term Investments

        As of December 31, 2016, we had $404.5 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at December 31, 2016), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.02% at December 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

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

        As of December 31, 2016, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At December 31, 2016, we had no outstanding borrowings under the Credit Agreement.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30.0 million.

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250.0 million aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes"). Interest on the 1.75% Convertible Notes was payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes matured on December 1, 2016, unless earlier repurchased by us or converted. We did not have the right to redeem the 1.75% Convertible Notes prior to maturity.

        The 1.75% Convertible Notes were convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. As of June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders could have converted their 1.75% Convertible Notes at any time. Prior to September 27, 2016, upon conversion, the 1.75% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. On September 27, 2016, we elected to settle our conversion obligations in connection with the 1.75% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we continued to classify these 1.75% Convertible Notes as long-term debt until their maturity on December 1, 2016.

        Prior to December 1, 2016, holders 1.75% Convertible Notes elected to convert such notes, and we settled all such notes during the period by converting them to shares of our common stock using the initial conversion rate.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2016. Accordingly, as of January 1, 2017 the 1.00% Convertible Notes may be converted at the holder's option through March 31, 2017. During the three months ended December 31, 2016, 1.00% Convertible Notes with an aggregate principal amount of $8.4 million were converted and settled in shares of our common stock, and our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 65.8% and 65.3% of net revenue during the nine months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and March 31, 2016, five customers accounted for 69.0% and 73.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 47.9% and 64.1% of such balances at December 31, 2016 and March 31, 2016, respectively. We had two customers who accounted for 33.5% and 14.4% of our gross accounts receivable as of December 31, 2016 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.

        As of December 31, 2016, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $358.3 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is our intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

        Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. We did not repurchase any shares under this program during the nine months ended December 31, 2016. As of December 31, 2016, we have repurchased a total of 5,171,330 shares of our common stock and have remaining availability of 9,046,353 shares under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2016	2015
Net cash provided by operating activities	$239,602	$188,823
Net cash provided by (used in) investing activities	48,187	(224,897)
Net cash used in financing activities	(35,235)	(39,549)
Effects of foreign currency exchange rates on cash and cash equivalents	(11,866)	(256)

Net increase (decrease) in cash and cash equivalents	$240,688	$(75,879)

        At December 31, 2016, we had $1,039.4 million of cash and cash equivalents, compared to $798.7 million at March 31, 2016. The increase in cash and cash equivalents was due primarily to cash provided by operating and investing activities offset by cash used in financing activities. Net cash provided by operations was due primarily to cash generated from sales of NBA 2K17, Grand Theft Auto V, Mafia III, WWE 2K17 and virtual currency, partially offset by investments in software development and licenses, and the funding of internal royalty payments. Net cash used in financing activities was primarily related to net share settlements of our stock-based awards. These decreases to cash and cash equivalents were partially offset by net cash provided by investing activities due primarily to the maturity of bank time deposits.

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. Motion practice in both the federal and state actions is ongoing. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

Off-Balance Sheet Arrangements

        As of December 31, 2016 and March 31, 2016, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended December 31, 2016 and 2015, 46.0% and 47.3%, respectively, and for the nine months ended December 31, 2016 and 2015, 41.8% and 47.2%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of December 31, 2016, we had $404.5 million of short-term investments which included $206.7 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $1,039.4 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of December 31, 2016.

        Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (3.75% at December 31, 2016), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.02% at December 31, 2016), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At December 31, 2016, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31, 2016 and 2015, our foreign currency translation adjustment was a loss of $10.0 million and $4.0 million, respectively. For the three months ended December 31, 2016 and 2015, we recognized a foreign currency exchange transaction gain of $1.1 million and a foreign currency exchange transaction loss of $0.7 million respectively, and for the nine months ended December 31, 2016 and 2015, we recognized a foreign currency exchange transaction gain of $3.6 million and a foreign currency exchange transaction loss of $1.8 million respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2016, we had $116.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $2.5 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2016, we had $54.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2016 and 2015, we recorded a gain of $11.2 million and $1.2 million, respectively, and for the nine months ended December 31, 2016 and 2015, we recorded a gain of $11.7 million and of $0.9 million, respectively, related to foreign currency forward contracts in interest and other, net on our Condensed Consolidated Statements of Operations. As of December 31, 2016 the fair value of these contracts was immaterial and as of March 31, 2016 the fair value of these outstanding forward contracts was $0.1 million and was included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the nine months ended December 31, 2016, 41.8% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. Motion practice in both the federal and state actions is ongoing. We believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims.

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. As of December 31, 2016, we have repurchased a total of 5,171,330 shares of our common stock under this program and 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock under this program during the nine months ended

December 31, 2016. The table below details the share repurchases that were made by us during the three months ended December 31, 2016:

Period	Shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1 - 31, 2016	—	$—	—	9,046,353
November 1 - 30, 2016	1,047	$48.30	—	9,046,353
December 1 - 31, 2016	—	$—	—	9,046,353

(1)
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended December 31, 2016 were part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibits:
10.1	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036
10.2	Amendment No. 4 to the Xbox One Publisher License Agreement, by and between Microsoft Corporation and Take-Two Interactive Software, Inc.*
10.3	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017.
10.4
Share Sale and Purchase Agreement, dated January 31, 2017, by and among Take-Two Interactive Software, Inc., Take-Two Invest Espana, S.L., Andres Bou Ortiz, Horacio Martos Borja, Marc Canaleta Caupena, Voladuras Hinojo, S.L., Nauta Tech Invest III, S.C.R., S.A., Bilbao Vizcaya Holding, S.A., La Banque Postale Innovation 11 FCPI, Capital Croissance 4, Objectif Innovation Patrimoine 4 FCPI, Strategie PME 2011 FCPI, Idinvest Patrimoine FCPI, Allianz Eco Innovation 3 FCPI, Objectif Innovation 5 FCPI, Idinvest Crossance FCPI, SG Innovation 2011 FCPI, Allianz Eco Innovation 2 FCPI, Objectif Innovation 4 FCPI, Idinvest Flexible 2016 FCPI, Capital Croissance 5 FCPI, Objectif Innovation Patrimoine 5 FCPI, Idinvest Patrimoine 2 FCPI, Objectif Innovation Patrimoine 6 FCPI, Idinvest Patrimoine 3 FCPI, Greylock Israel Investment Vehicle in Social Point, LTD, and HCPESP, S.a.r.l. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017)

Exhibits:
10.5	Registration Rights Agreement, dated January 31, 2017, by and among Take-Two Interactive Software, Inc, Andres Bou Ortiz, Horacio Martos Borja, Marc Canaleta Caupena, Voladuras Hinojo, S.L., Nauta Tech Invest III, S.C.R., S.A., Bilbao Vizcaya Holding, S.A., La Banque Postale Innovation 11 FCPI, Capital Croissance 4, Objectif Innovation Patrimoine 4 FCPI, Strategie PME 2011 FCPI, Idinvest Patrimoine FCPI, Allianz Eco Innovation 3 FCPI, Objectif Innovation 5 FCPI, Idinvest Crossance FCPI, SG Innovation 2011 FCPI, Allianz Eco Innovation 2 FCPI, Objectif Innovation 4 FCPI, Idinvest Flexible 2016 FCPI, Capital Croissance 5 FCPI, Objectif Innovation Patrimoine 5 FCPI, Idinvest Patrimoine 2 FCPI, Objectif Innovation Patrimoine 6 FCPI, Idinvest Patrimoine 3 FCPI, Greylock Israel Investment Vehicle in Social Point, LTD, and HCPESP, S.a.r.l. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017).
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 7, 2017	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 7, 2017	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)