Form 10-Q/A
period 2016-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2017-05-23
CIK 946581

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 16, 2017, there were 103,836,895 shares of the Registrant’s Common Stock outstanding, net of treasury stock.

EXPLANATORY NOTE

Take-Two Interactive Software, Inc. (the “Company,” “we,” “us,” or similar pronouns) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, initially filed with the Securities and Exchange Commission on February 8, 2017 (the “Original Filing”), solely to include a revised redacted version of Exhibit 10.2, Amendment No. 4 to the Xbox One Publisher License Agreement, by and between Microsoft Corporation and Take-Two Interactive Software, Inc., in response to comments received from the Securities and Exchange Commission in connection with a confidential treatment request with respect to that Exhibit.  Accordingly, Item 6, Exhibits, of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 10.2. In addition, this Amended Filing includes updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibits:
10.1+

Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036

10.2	Amendment No. 4 to the Xbox One Publisher License Agreement, dated December 15, 2016, by and between Microsoft Corporation and Take-Two Interactive Software, Inc.*
10.3+	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017.
10.4++

Share Sale and Purchase Agreement, dated January 31, 2017, by and among Take-Two Interactive Software, Inc., Take-Two Invest Espana, S.L., Andres Bou Ortiz, Horacio Martos Borja, Marc Canaleta Caupena, Voladuras Hinojo, S.L., Nauta Tech Invest III, S.C.R., S.A., Bilbao Vizcaya Holding, S.A., La Banque Postale Innovation 11 FCPI, Capital Croissance 4, Objectif Innovation Patrimoine 4 FCPI, Strategie PME 2011 FCPI, Idinvest Patrimoine FCPI, Allianz Eco Innovation 3 FCPI, Objectif Innovation 5 FCPI, Idinvest Crossance FCPI, SG Innovation 2011 FCPI, Allianz Eco Innovation 2 FCPI, Objectif Innovation 4 FCPI, Idinvest Flexible 2016 FCPI, Capital Croissance 5 FCPI, Objectif Innovation Patrimoine 5 FCPI, Idinvest Patrimoine 2 FCPI, Objectif Innovation Patrimoine 6 FCPI, Idinvest Patrimoine 3 FCPI, Greylock Israel Investment Vehicle in Social Point, LTD, and HCPESP, S.a.r.l. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017)

10.5++

Registration Rights Agreement, dated January 31, 2017, by and among Take-Two Interactive Software, Inc, Andres Bou Ortiz, Horacio Martos Borja, Marc Canaleta Caupena, Voladuras Hinojo, S.L., Nauta Tech Invest III, S.C.R., S.A., Bilbao Vizcaya Holding, S.A., La Banque Postale Innovation 11 FCPI, Capital Croissance 4, Objectif Innovation Patrimoine 4 FCPI, Strategie PME 2011 FCPI, Idinvest Patrimoine FCPI, Allianz Eco Innovation 3 FCPI, Objectif Innovation 5 FCPI, Idinvest Crossance FCPI, SG Innovation 2011 FCPI, Allianz Eco Innovation 2 FCPI, Objectif Innovation 4 FCPI, Idinvest Flexible 2016 FCPI, Capital Croissance 5 FCPI, Objectif Innovation Patrimoine 5 FCPI, Idinvest Patrimoine 2 FCPI, Objectif Innovation Patrimoine 6 FCPI, Idinvest Patrimoine 3 FCPI, Greylock Israel Investment Vehicle in Social Point, LTD, and HCPESP, S.a.r.l. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Document.

*                                         Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

+                                         Previously filed with the registrant’s Form 10-Q filed on February 8, 2017.

++                                  Previously incorporated by reference in the registrant’s Form 10-Q filed on February 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)

Date: May 23, 2017	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2017	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)