Form 10-K
period 2017-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2017-05-24
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $3,782,335,339.
As of May 16, 2017, there were 103,836,895 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I
Item 1.    Business
General
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"); and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 3,707 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
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

Support Label Structure to Target Distinct Market Segments.    Our business consists principally of our wholly-owned labels Rockstar Games and 2K. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises, as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including Battleborn, BioShock, Borderlands, Carnival Games, Evolve, Mafia, NBA 2K, Sid Meier's Civilization, WWE 2K and XCOM. We expect 2K to continue to be a leader by building on its existing brands, as well as by developing new franchises in the future.
Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual properties. We currently own the intellectual property rights to 22 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.
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
Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, including tablets and smartphones, represents exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download on the Internet. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from websites we own and third-party websites). We also aim to drive ongoing engagement and incremental revenues from recurrent consumer spending on our titles after their initial purchase through downloadable offerings including add-on content, virtual currency and microtransactions. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.
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
Our Businesses
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Operating margins are dependent in part upon our ability to continually release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Canada, China, Czech Republic, Spain, the United Kingdom and the United States. As of March 31, 2017, we had a research and development staff of 2,818 employees with the technical capabilities to develop software titles for all major consoles, handheld hardware platforms and PCs in multiple languages and territories.
Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and to satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third-

party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of the expected sales for the related titles.
We continue to engage in evolving business models such as downloadable content, online gaming and microtransactions. We expect to continue to generate incremental revenue opportunities through add-on content, microtransactions and online play.
Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 260 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes externally developed franchises such as Borderlands and Evolve. In May 2016, 2K launched Battleborn, a new brand created by Gearbox Software, the makers of Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.
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
On January 31, 2017, Take-Two acquired privately-held Social Point S.L. ("Social Point") for $175 million in cash and the issuance of 1,480,168 shares of Take-Two common stock, plus potential earn-out consideration of up to an aggregate of $25.9 million in cash and shares of Take-Two common stock. (See Note 23 of our Consolidated Financial Statements.) Founded in 2008 and headquartered in Barcelona, Spain, Social Point is a developer of popular free-to-play mobile games that focuses on delivering high-quality, deeply-engaging entertainment experiences. Social Point currently has multiple profitable titles in the market. The company’s two most successful games, Dragon City and Monster Legends, have been downloaded more than 180 million times to date on iOS and Android platforms. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch over the next two years. Social Point’s games currently are available in North America, Latin America and Europe, Middle East and Africa ("EMEA"), and approximately 50% of its revenue is derived from the United States. In 2016, over 90% of its revenue was generated from mobile platforms.
Intellectual Property
Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include: BioShock, Bully, Carnival Games, Dragon City, Evolve, Grand Theft Auto, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Monster Legends, Red Dead, Sid Meier's Civilization, Spec Ops and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.
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
Arrangements with Platform Manufacturers
We have entered into license agreements with Sony and Microsoft to develop and publish software in Asia, Australia, Europe and North America. We are not required to obtain any licenses from hardware manufacturers to develop titles for the PC.
Sony.    Effective March 23, 2017, we entered into a PlayStation Global Developer and Publisher Agreement with Sony Computer Entertainment, Inc. and certain of its affiliates, pursuant to which Sony granted us the right and license to develop, publish, have manufactured, market, advertise, distribute and sell PlayStation compatible products for all PlayStation systems, including the PS4, PS3 and PSP. The agreement requires us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured or revenue from downloaded content. In addition, products for the PS4, PS3 and PSP are required to be manufactured by Sony approved manufacturers.
The term of the agreement expires on March 31, 2019, with automatic one-year renewal terms thereafter. After the initial term, Sony may terminate the agreement for any or no reason upon thirty days’ notice.  The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
Microsoft.    Under the terms of the license agreements that we have entered into with Microsoft Corporation and its affiliates, Microsoft granted us the right and license to develop, publish, have manufactured, market, advertise, distribute and sell Xbox compatible products for the Xbox One and Xbox 360. The agreements require us to submit products to Microsoft for approval and for us to make royalty payments to Microsoft based on the number of units manufactured or revenue from downloaded content. In addition, products for the Xbox One and Xbox 360 are required to be manufactured by Microsoft approved manufacturers.
The term of the Xbox One license agreement expires on March 31, 2018 and the term of the Xbox 360 license agreement expires on December 31, 2017, each agreement with automatic one-year renewal terms thereafter.  The Xbox One and Xbox 360 license agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox One licensee agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency.  Upon expiration or termination of the Xbox One and Xbox 360 license agreements, we have certain rights to sell off existing inventories.
Sales
We sell software titles both physically and digitally in the United States, EMEA, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our top customers include, among others, GameStop Corporation, Microsoft, Sony, Steam and Wal-Mart. We have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2017 accounted for 65.5% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2017.
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

•
Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price protection may occur at any time in a product's life cycle, but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Price protection, sales returns and other allowances amounted to $127.7 million, $64.5 million and $50.1 million during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

•
Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.

As of March 31, 2017, we had a sales and marketing staff of 415 people.
Product Procurement
We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.
Competition
In our business, we compete with:

•
Companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Inc. and Electronic Arts Inc.

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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 38.2% of our net revenue for the fiscal year ended March 31, 2017. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 65.5%, 58.9% and 64.6% of net revenue during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017 and 2016, five customers comprised 69.9% and 73.9%

of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 57.6%% and 64.1% of such balance at March 31, 2017 and 2016, respectively. We had two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2017 and 2016. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS4c and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.0% of our net revenue by product platform for the fiscal year ended March 31, 2017. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and recurrent consumer spending on our titles after their initial purchase by generating incremental revenues through downloadable offerings, including virtual currency, add-on content, and microtransactions. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 51.8% of our net revenue by distribution channel for the fiscal year ended March 31, 2017. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.
International Operations
International sales are a significant part of our business. For the fiscal years ended March 31, 2017, 2016 and 2015, 43.9%, 47.4% and 42.5%, respectively, of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 17 to the Consolidated Financial Statements.
Segment and Geographic Information
See Note 17 to the Consolidated Financial Statements.
Employees
As of March 31, 2017, we had 3,707 full-time employees, of which 1,772 were employed outside of the United States. None of our regular employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.
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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 38.2% of the Company's net revenue for the fiscal year ended March 31, 2017 and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 89.8% of the Company's net revenue for the fiscal year ended March 31, 2017. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
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
Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production costs and more strenuous competition.
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
We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.0% of the Company's net revenue by product platform for the fiscal year ended March 31, 2017. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.
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
Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on our approach to operating and marketing our games. For example, the Court of Justice of the European Union's recent decision to invalidate the E.U.-U.S. Safe Harbor regime that legitimized the transfer of certain personal data from the E.U. to the U.S. was a material change to laws on data privacy applicable to our business. In addition, after four years of preparation and debate, the E.U. Parliament approved the general Data Protection Regulation ("GDPR") on April 14, 2016. GDPR will become effective in May 2018, and will replace the existing Data Protection Directive 95/46/EC. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices.Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices.
Player use of our games is subject to our privacy policy, end user license agreements, and terms of service. If we fail to comply with our posted privacy policy, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.
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
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system or network failure or security breach could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell and host our content online. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.
Our efforts to expand into new products and services may subject us to additional risks.
In recent years, we have invested in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grant Theft Auto and NBA 2K as well as through product offerings by newly acquired Social Point and other mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our recent acquisition of Social Point, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
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
We earn a significant amount of our operating income and hold a significant portion of our cash, outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that would significantly affect how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our income tax provision and financial condition.
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
Unclaimed property audits by governmental authorities could adversely affect our operating results.
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
A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2017 accounted for 65.5% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2017. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competitive pressure, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
Outside of fee arrangements, our agreements with our channel partners sometimes give them significant control over other aspects of the distribution of our products and services that we develop for their platform. If our channel partners establish terms that restrict our offerings through their channels, or significantly affect the financial terms on which these products or services are offered to our customers, we may be unable to distribute our product offerings through them or be forced to do so on a materially worse financial or business terms.
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
Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third-parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. An increase in the number of lawsuits filed by the families of victims of violence may trigger supplemental governmental scrutiny, damage our reputation, and negatively affect the sale of our products.
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
Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2017, 43.9% of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” On March 29, 2017, the U.K. notified the European Council, in accordance with Article 50 of the Treaty on European Union, of the U.K.’s intention to withdraw from the European Union. As a result, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could negatively affect sales to consumers of our products. Without access to the single E.U. market, it may be more challenging and costly to distribute our products in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
If we are unable to protect the intellectual property relating to our software, the commercial value of our products will be adversely affected and our competitive position could be harmed.
We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Nonetheless, our software is susceptible to piracy and unauthorized copying, and third-parties may potentially exploit or misappropriate our intellectual property and proprietary information, causing significant reputational damage. Unauthorized third-parties, for example, may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability.
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
The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in new products increases. We may need to produce and distribute patches in order to repair such errors, which could be costly and may distract our developers from working on new products. If, despite testing, errors are found in new products or releases after shipments have been made, we may have to consider suspending distribution of defective products or offering refunds, and we could experience a loss of or delay in timely market acceptance, product returns, loss of revenue, increases in costs relating to the repair of such errors and damage to our reputation.
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

•
the possibility that significant acquisitions, when not managed cautiously, may result in the over-extension of our existing operating infrastructures, internal controls and information technology systems.

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
Our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and the indentures governing our 1.00% Convertible Notes due 2018 issued in June 2013 (the "1.00% Convertible Notes") may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement and the indentures also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and under the indentures governing our 1.00% Convertible Notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.
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
We may issue equity or equity-based securities (such as our 1.00% Convertible Notes) in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, including upon conversion of our outstanding 1.00% Convertible Notes, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. The issuance of shares of our common stock upon conversion of our 1.00% Convertible Notes could also adversely affect the price of our common stock.
There is no guarantee that we will do additional share repurchases in the future.
The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 14,217,683 shares of our common stock and had 9,046,353 shares available for repurchase as of March 31, 2017, does not obligate the Company to make any purchases at any specific time or situation. Discontinuing repurchases could adversely affect the price of the Company's common stock. The program may be suspended or discontinued at any time for any reason.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board of Directors has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our 1.00% Convertible Notes and any potential acquirer would be required to assume our obligations related to any outstanding 1.00% Convertible Notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.
Our ability to use net operating loss and tax credit carryforwards to reduce future years' taxes could be substantially limited under Internal Revenue Code Sections 382 and 383 if we experience an ownership change as defined in the Internal Revenue Code Section 382.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company to use its net operating loss and tax credit carryforwards in years after an ownership change, which is generally defined as any change in ownership of more than 50% of its stock over a three-year testing period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and/or any change in ownership arising from a new issuance of stock by the company. If, as a result of future transactions involving our common stock, including purchases or sales of stock by 5% stockholders, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to use our net operating loss and tax credit carryforwards would be subject to additional limitations under Sections 382 and 383.
Generally, if an ownership change occurs, the annual taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. Depending on the resulting limitation, a portion of our net operating loss and tax credit carryforwards could expire before we would be able to use them.
Our inability to fully utilize our net operating losses to reduce tax liability in the future could have a material and negative affect on our future financial position and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 622 Broadway, New York, New York in approximately 64,000 square feet of space under a lease expiring in March 2023.
We also lease approximately 61,000 square feet of space at 1133 Avenue of the Americas, New York, New York under a lease expiring in December 2032. We expect that this new space will be ready for occupancy by late 2017 and will become our principal executive offices after the move is completed. We also intend to continue to lease and use the premises located at 622 Broadway, New York, New York after the move to the new premises.
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
In addition, our other subsidiaries lease office space in Sydney, Australia; Toronto, Canada; Chengdu, China; Brno, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, South Korea; Breda, Netherlands; Auckland, New Zealand; Singapore; Madrid and Barcelona, Spain; Lucerne, Switzerland; Taipei, Taiwan; London, Lincoln, and Leeds, United Kingdom; and, in the United States, Petaluma and San Diego, California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; and Kirkland, Washington.
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

	High	Low
Fiscal Year Ended March 31, 2017
First Quarter ended June 30, 2016	$40.17	$33.06
Second Quarter ended September 30, 2016	46.78	37.64
Third Quarter ended December 31, 2016	51.34	41.70
Fourth Quarter ended March 31, 2017	60.20	48.58
Fiscal Year Ended March 31, 2016
First Quarter ended June 30, 2015	$28.98	$23.30
Second Quarter ended September 30, 2015	32.71	25.01
Third Quarter ended December 31, 2015	37.00	27.89
Fourth Quarter ended March 31, 2016	37.95	31.36
The number of record holders of our common stock was 80 as of May 16, 2017.
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
Stock Performance Graph
The following line graph compares, from March 31, 2012 through March 31, 2017, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2012 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2017

* $100 invested on March 31, 2012 in stock or index - including reinvestment of dividends.

	March 31,
	2012	2013	2014	2015	2016	2017
Take-Two Interactive Software, Inc.	$100.00	$104.94	$142.50	$165.43	$244.77	$385.12
NASDAQ Composite Index	100.00	107.14	139.48	164.75	165.66	203.56
Peer Group	100.00	112.99	166.26	244.07	318.00	453.01
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73.3 million as part of the program. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. During the fiscal year ended March 31, 2016, we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. As of March 31, 2017, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the fiscal year ended March 31, 2017, we repurchased 133,250 shares of our common stock for $7.9 million, in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. These 133,250 shares were not part of the publicly announced share repurchase program.

Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2017:

Period	Shares purchased*	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2017	—	—	—	9,046,353
February 1 - 28, 2017	1,735	$57.88	—	9,046,353
March 1 - 31, 2017	130,468	$59.27	—	9,046,353

*
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended March 31, 2017 were part of the publicly announced share repurchase program.

Item 6.    Selected Financial Data
The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA:	2017	2016	2015	2014	2013
Net revenue	$1,779,748	$1,413,698	$1,082,938	$2,350,568	$1,214,483
Gross profit	756,789	599,825	288,071	936,241	498,646
Income (loss) from continuing operations	67,303	(8,302)	(279,470)	361,691	(31,162)
Net income (loss)	$67,303	$(8,302)	$(279,470)	$361,605	$(29,491)
Earnings (loss) per share:
Basic:
Continuing operations	$0.73	$(0.10)	$(3.48)	$3.79	$(0.36)
Earnings (loss) per share:	$0.73	$(0.10)	$(3.48)	$3.79	$(0.34)
Diluted:
Continuing operations	$0.72	$(0.10)	$(3.48)	$3.20	$(0.36)
Earnings (loss) per share:	$0.72	$(0.10)	$(3.48)	$3.20	$(0.34)

	As of March 31,
BALANCE SHEET DATA:	2017	2016	2015(1)	2014(1)	2013(1)
Total assets	$3,149,154	$2,590,277	$2,228,073	$1,795,083	$1,273,221
Long-term debt	251,929	497,935	473,030	449,484	330,584

(1)
During 2016, we retrospectively adopted Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs," and as a result previously reported Total assets and Long-term debt have both decreased from previously reported amounts by $3,027, $4,547, $4,618 and $6,458 as of March 31, 2015, 2014, 2013 and 2012, respectively to reflect the deduction of debt issuance costs from the carrying amount of the related debt liability.

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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 260 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
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
On January 31, 2017, Take-Two acquired privately-held Social Point (refer to Note 23 of our Consolidated Financial Statements). Founded in 2008 and headquartered in Barcelona, Spain, Social Point is a highly-successful free-to-play mobile game developer and publisher that focuses on delivering high-quality, deeply-engaging entertainment experiences. Social Point currently has multiple profitable titles in the market, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch over the next two years. Social Point’s games currently are available in North America, Latin America and EMEA, and approximately 50% of its revenue is derived from the United States. In 2016, over 90% of its revenue was generated from mobile platforms.

Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 38.2% of our net revenue for the fiscal year ended March 31, 2017. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 65.5%, 58.9% and 64.6% of net revenue during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017 and 2016, five customers comprised 69.9% and 73.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 57.6% and 64.1% of such balance at March 31, 2017 and 2016, respectively. We had two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2017 and 2016. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.0% of our net revenue by product platform for the fiscal year ended March 31, 2017. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 51.8% of our net revenue by distribution channel for the fiscal year ended March 31, 2017. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles in fiscal year 2017:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Battleborn	2K	External	Xbox One, PS4, PC	May 3, 2016
BioShock: The Collection	2K	Internal/External	Xbox One, PS4, PC (digital download only)	September 13, 2016
NBA 2K17	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC	September 20, 2016
XCOM 2	2K	Internal	Xbox One, PS4	September 27, 2016
Mafia III	2K	Internal	Xbox One, PS4, PC	October 7, 2016
WWE 2K17	2K	Internal/External	Xbox 360, Xbox One, PS3, PS4	October 11, 2016
Sid Meier's Civilization VI	2K	Internal	PC	October 21, 2016

Product Pipeline
We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Red Dead Redemption 2	Rockstar Games	Internal	PS4, XBox One	Spring 2018
NBA 2K18	2K	Internal	Xbox 360, Xbox One, PS3, PS4, Switch, PC	September 19, 2017
WWE 2K18	2K	Internal/External	TBA	Fall 2017
Fiscal 2017 Financial Summary
Our net revenue for fiscal year ended March 31, 2017 was led by titles from a variety of our top franchises, primarily Grand Theft Auto, NBA 2K and WWE 2K. Our net revenue increased to $1,779.7 million, an increase of $366.1 million or 25.9% compared to the fiscal year ended March 31, 2016.
For the fiscal year ended March 31, 2017, our net income was $67.3 million, as compared to a net loss of $8.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2017 was $0.72, as compared to a loss per share of $0.10 for the fiscal year ended March 31, 2016. Our operating income for the fiscal year ended March 31, 2017 increased compared to the operating loss for fiscal year ended March 31, 2016, due primarily to higher gross profit from sales of our titles and the business reorganization charges incurred in 2016 not recurring in 2017, offset by higher operating expenses, primarily as a result of an increase in selling and marketing expense.
At March 31, 2017 we had $943.4 million of cash and cash equivalents, compared to $798.7 million at March 31, 2016. The increase in cash and cash equivalents from March 31, 2016 was due primarily to cash provided by operating activities partially offset by cash used in investing and financing activities. The increase in net cash provided by operations was due primarily to cash generated from sales of Grand Theft Auto V, NBA 2K17, WWE 2K17, Mafia III, and virtual currency, partially offset by investments in software development and licenses and the funding of internal royalty payments. Net cash used in investing and financing activities related primarily to our acquisition of Social Point and the net share settlements of stock-based awards.
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
Revenue Recognition
We recognize revenue on the sales of software products upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. In addition, some of our software products are sold as full game digital downloads and digital add-on content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available to the end user (assuming all other recognition criteria are met).
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
When a software arrangement includes multiple elements, the arrangement consideration is allocated to each revenue element based on its relative fair value, based on the vendor specific objective evidence ("VSOE") of fair value for each element. When VSOE of fair value does not exist for all of the elements in the arrangement, ASC 985-605 requires either the use of the residual method or the deferral of revenue until the earlier point at which VSOE of fair value exists for any undelivered element or until only one undelivered element remains. For arrangements that require the deferral of revenue, the related cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We do not have VSOE for our PCS obligations and in those arrangements where PCS obligations have been determined to be significant we recognize revenue from the sale of software products and the related cost of goods sold ratably over the period we expect to offer the PCS to the consumer ("estimated service period"), assuming all other recognition criteria are met. We also do not have VSOE for our online multi-player functionality; however it is generally delivered at the same time with the full game software. Determining the estimated service period is subjective and requires management's judgment, therefore, the estimated service period may change in the future. The estimated service periods of our current games, with online functionality and related PCS, are generally 12 to 41 months.
When our software products provide insignificant PCS at no additional cost to the consumer, we recognize revenue when the four primary revenue recognition criteria described above have been met for all other deliverables in the arrangement and, in those situations, we estimate and accrue the future costs of providing those services.
Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We currently recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game. Because the service period for our online-enabled games with significant PCS is not an explicitly defined period, we must make an estimate of the service offering period for purposes of recognizing revenue. The estimated service period for current deferred title offerings is based on our estimate of the economic game life of the respective title. Determining the estimated service period (or economic game life) is inherently subjective and is subject to regular revision based on numerous factors and considerations. The factors that we primarily consider as part of our process of initially determining and subsequently reassessing estimated service periods for our titles include:

•	the period of time over which the substantial majority of a respective title’s estimated lifetime game sales and in-game virtual currency sales are expected to occur;

•	the period of time over which we plan to provide free unspecified add-on content updates, maintenance or other remaining material online support services associated with our online-enabled games;

•	the time over which we plan to dedicate internal resources to support the online functionality of a title;

•	known and expected online gameplay trends;

•	the results from prior analyses;

•	the nature of the game (e.g., annual title, genre, period of time between franchise title releases, etc.); and

•	the disclosed service periods for competitors’ games.
To the extent we have recorded significant amounts of revenue deferred for specific titles, changes in the estimated service periods could have a material impact on the revenue recognized in a particular period.
As part of our on-going assessment of estimated service periods during the three months ended March 31, 2017, we changed Grand Theft Auto V's estimated service period from 36 to 41 months. The change in estimate resulted in a decrease in net revenues of $29,367 and income from operations of $27,070 to our fiscal 2017 financial results, with such revenues expected to be recognized in fiscal 2018.
Revenue is recognized after deducting estimated price protection, reserves for returns and other allowances. In circumstances when we do not have a reliable basis to estimate price protection, returns and other allowances or are unable to determine that collection of a receivable is probable, we defer the revenue until we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.
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
We test our goodwill for impairment annually, in our second fiscal quarter, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit, which is our operating segment. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly affect these judgments and require reductions to recorded intangible asset balances. We have the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than its carrying value before performing the two-step impairment test. If the two-step impairment test for goodwill is utilized, step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal year ended March 31, 2017 or 2016.
Long-lived assets.  We review long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset with future undiscounted cash flows expected to be generated from the use and eventual disposition of the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
We issue time and performance based restricted stock units to certain employees, which currently can only be settled in cash. These awards are accounted for as liability awards. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period.
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
Recently Issued Accounting Pronouncements
Accounting for Acquisitions or Disposals
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business, with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance is expected to reduce the number of transactions that need to be further evaluated. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2018 (April 1, 2018 for the Company), with early adoption permitted. We intend to early adopt this ASU for the quarterly period ending June 30, 2017 and believe that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.
Accounting for Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 (April 1, 2020 for the Company), including interim periods within those fiscal years, and is applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. While we are currently evaluating the impact of the adoption of this ASU, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
Accounting for Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU amends the presentation of restricted cash within the statement of cash flows. The new guidance requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017 (April 1, 2018 for the Company), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.
Accounting for Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. In the first quarter of fiscal 2018, the Company will apply a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).

The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017 (April 1, 2018 for the Company), with early adoption permitted for annual reporting periods beginning after December 15, 2016 (April 1, 2017 for the Company). We will adopt the new standard effective April 1, 2018 using the cumulative catch-up method.

We anticipate this standard will have a material impact on our Consolidated Financial Statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from meaningful game related services such as unspecified content updates and online support services for which we do not have vendor specific objective evidence of fair value ("VSOE").

Under the current accounting standards, for titles that do not have VSOE we recognize the entire sales price ratably over the titles estimated service period. The VSOE requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2017		2016		2015
Net revenue	$1,779,748	100.0%	$1,413,698	100.0%	$1,082,938	100.0%
Cost of goods sold	1,022,959	57.5%	813,873	57.6%	794,867	73.4%
Gross profit	756,789	42.5%	599,825	42.4%	288,071	26.6%
Selling and marketing	285,453	16.0%	198,309	14.0%	235,341	21.7%
General and administrative	211,409	11.9%	192,452	13.6%	175,093	16.2%
Research and development	137,915	7.8%	119,807	8.5%	115,043	10.6%
Business reorganization	—	—%	71,285	5.1%	—	—
Depreciation and amortization	30,707	1.7%	28,800	2.0%	21,057	2.0%
Total operating expenses	665,484	37.4%	610,653	43.2%	546,534	50.5%
Income (loss) from operations	91,305	5.1%	(10,828)	(0.8)%	(258,463)	(23.9)%
Interest and other, net	(15,690)	(0.9)%	(30,205)	(2.1)%	(31,893)	(2.9)%
Gain on long-term investments, net	1,350	0.1%	2,683	0.2%	17,476	1.6%
Income (loss) before income taxes	76,965	4.3%	(38,350)	(2.7)%	(272,880)	(25.2)%
Provision for (benefit from) income taxes	9,662	0.5%	(30,048)	(2.1)%	6,590	0.6%
Net income (loss)	$67,303	3.8%	$(8,302)	(0.59)%	$(279,470)	(25.8)%

	Fiscal Year Ended March 31,
	2017		2016		2015
Net revenue by geographic region:
United States	$999,128	56.1%	$742,963	52.6%	$623,080	57.5%
International	780,620	43.9%	670,735	47.4%	459,858	42.5%
Net revenue by platform:
Console	1,440,724	81.0%	1,167,623	82.6%	881,516	81.4%
PC and other	339,024	19.0%	246,075	17.4%	201,422	18.6%
Net revenue by distribution channel:
Digital online	921,734	51.8%	697,658	49.3%	455,299	42.0%
Physical retail and other	858,014	48.2%	716,040	50.7%	627,639	58.0%
Fiscal Years ended March 31, 2017 and 2016

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$1,779,748	100.0%	$1,413,698	100.0%	$366,050	25.9%
Software development costs and royalties(1)	335,675	18.9%	223,512	15.8%	112,163	50.2%
Internal royalties	330,782	18.6%	328,610	23.2%	2,172	0.7%
Product costs	255,914	14.4%	200,206	14.2%	55,708	27.8%
Licenses	100,588	5.6%	61,545	4.4%	39,043	63.4%
Cost of goods sold	1,022,959	57.5%	813,873	57.6%	209,086	25.7%
Gross profit	$756,789	42.5%	$599,825	42.4%	$156,964	26.2%

(1)	Includes $21,056 and $15,323 of stock-based compensation expense in 2017 and 2016, respectively.

For the fiscal year ended March 31, 2017, net revenue increased by $366.1 million, as compared to the prior year. This increase was due primarily to (1) an increase of $265.8 million in revenues from our NBA 2K franchise; (2) an increase of $161.2 million in net revenues from Mafia III, which released in October 2016; and (3) an increase of $63.8 million in net revenues from Civilization VI, which released in October 2016. The increase was partially offset by a decrease of $91.2 million in net revenue from our Grand Theft Auto franchise, due primarily to lower net revenues from Grand Theft Auto V, and a decrease of $80.3 million in net revenues from Evolve, which released in fiscal 2016.

Net revenue from console games increased by $273.1 million, and accounted for 81.0% of our total net revenue in the fiscal year ended March 31, 2017, as compared to 82.6% in the prior year. The increase in net revenues from console games was due primarily to higher net revenue from our NBA 2K franchise and Mafia III. Net revenue from PC and other increased by $92.9 million, as compared to the prior year, and increased as a percentage of revenue to 19.0% compared to 17.4% in the prior year. The increase in net revenue from PC and other was due primarily to higher net revenues from Civilization VI, which released on the PC in the current year and higher net revenues from Grand Theft Auto V and Grand Theft Auto Online.
Net revenue from digital online channels increased by $224.1 million and accounted for 51.8% of our total net revenue for the fiscal year ended March 31, 2017, as compared to 49.3% in the prior year. The increase in net revenue from digital online channels was due primarily to higher revenues related to our NBA 2K franchise, Civilization VI, Mafia III, and Grand Theft Auto Online, partially offset by lower revenues from Evolve. Recurrent consumer spending (including virtual currency, add-on content, and microtransactions) increased by $97.2 million and accounted for 49.8% of net revenue from digital online channels for the fiscal year ended March 31, 2017, as compared to 51.8% for the prior year. The increase in recurrent consumer spending was due primarily to higher virtual currency net revenues from our NBA 2K franchise. Net revenue from physical retail and other channels increased by $142.0 million and accounted for 48.2% of our total net revenues for the fiscal year ended March 31, 2017, as compared to 50.7% for the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from the current year release of Mafia III and the performance of our NBA 2K franchise, which was partially offset by lower net revenues from our Grand Theft Auto franchise.
Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2017 was 42.5%, as compared to 42.4% in the prior year.
Net revenue earned outside of the United States increased by $109.9 million and accounted for 43.9% of our total net revenue in the fiscal year ended March 31, 2017, as compared to 47.4%. The increase in net revenue was due primarily to an increase in net revenues from the current year release of Mafia III and our NBA 2K franchise outside of the United States, which was partially offset by lower net revenues from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue and gross profit by $18.7 million and $8.1 million, respectively, in the fiscal year ended March 31, 2017 as compared to the prior year.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$285,453	16.0%	$198,309	14.0%	$87,144	43.9%
General and administrative	211,409	11.9%	192,452	13.6%	18,957	9.9%
Research and development	137,915	7.8%	119,807	8.5%	18,108	15.1%
Business reorganization	—	—%	71,285	5.1%	(71,285)	(100.0)%
Depreciation and amortization	30,707	1.7%	28,800	2.0%	1,907	6.6%
Total operating expenses(1)	$665,484	37.4%	$610,653	43.2%	$54,831	9.0%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$9,963	$9,425
General and administrative	$42,908	$40,322
Research and development	$7,952	$4,926
Foreign currency exchange rates decreased total operating expenses by $11.4 million in the fiscal year ended March 31, 2017 as compared to the prior year.
Selling and marketing
Selling and marketing expenses increased by $87.1 million in the fiscal year ended March 31, 2017 as compared to the prior year, due primarily to $81.4 million in higher advertising expenses. Advertising expenses were higher in the current year due primarily to the fiscal 2017 releases of Mafia III, Battleborn, and Civilization VI, and BioShock: The Collection. These were slightly offset by lower advertising expense for Grand Theft Auto V and Grand Theft Auto Online.
General and administrative
General and administrative expenses increased by $19.0 million for the fiscal year ended March 31, 2017, as compared to the prior year, due to increases in professional fees for our acquisition of Social Point and litigation related charges, stock compensation associated with our management agreement, expenses associated with unclaimed property, personnel expenses due to an increase in headcount, and external software costs.

General and administrative expenses for the fiscal years ended March 31, 2017 and 2016 include occupancy expense (primarily rent, utilities and office expenses) of $15.8 million and $17.2 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $18.1 million for the fiscal year ended March 31, 2017, as compared to the prior year, due primarily to higher production expenses for new titles in development that have not reached technological feasibility as well as higher personnel expenses related to employees in our development studios.
Business Reorganization
Business reorganization expense decreased by $71.3 million for the fiscal year ended March 31, 2017, as compared to the prior year. During the fiscal year ended March 31, 2016, we incurred business reorganization expenses of $71.3 million due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through March 31, 2017, we have paid $5.4  million related to these reorganization activities and $65.9 million remains accrued for in Accrued expenses and other current liabilities. See Note 20 to the Consolidated Financial Statements.
Depreciation and amortization
Depreciation and amortization expenses increased by $1.9 million for the fiscal year ended March 31, 2017, as compared to the prior year, due primarily to higher purchases of fixed assets for information technology infrastructure and studio build-outs as well as the amortization of intangible assets related to our acquisition of Social Point.
Interest and other, net

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income (expense), net	$(21,700)	(1.2)%	$(29,239)	(2.0)%	$7,539	(25.8)%
Foreign exchange gain (loss)	4,990	0.3%	(1,407)	(0.1)%	6,397	(454.7)%
Other	1,019	0.1%	441	—%	579	131.3%
Interest and other, net	$(15,690)	(0.9)%	$(30,205)	(2.1)%	$14,515	(48.1)%
Interest and other, net was an expense of $15.7 million for the fiscal year ended March 31, 2017, as compared to an expense of $30.2 million for the fiscal year ended March 31, 2016. The decrease was due primarily to a $7.5 million decrease in interest expense, as our 1.75% Convertible Note due 2016 (the "1.75% Convertible Notes") settled in December 2016 and to foreign exchange gains.
Provision for (benefit from) income taxes
Income tax expense was $9.7 million for the fiscal year ended March 31, 2017 as compared to income tax benefit of $30.0 million for the fiscal year ended March 31, 2016. The increase in income tax expense was primarily attributable to a discrete tax benefit of approximately $26.4 million recognized in the previous year relating to a tax deduction and due to an increase in net income in the current year. Our effective rate differed from the federal statutory rate due primarily to changes in valuation allowances related to tax loss and tax credit carryforwards and mix of earnings. Our valuation allowances increased by $13.5 million during the fiscal year ended March 31, 2017 and increased by $37.1 million during the fiscal year ended March 31, 2016 due to changes in net operating loss and tax credit carryforwards.
For the fiscal year ended March 31, 2016, we recognized an income tax benefit based on becoming eligible to claim certain tax deductions in the UK on applicable video games. It is possible that we may become eligible to claim certain tax deductions on additional video games in the future periods, which could result in tax benefits that could have a material impact on our effective tax rate.
As of March 31, 2017, we had gross unrecognized tax benefits, including interest and penalties, of $120.2 million, of which $36.9 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2017, gross unrecognized tax benefits increased by $64.2 million.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2013 and state income tax returns for periods prior to the fiscal year ended March 31, 2012. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2012. The IRS is currently examining our income tax return for fiscal years ended March 31, 2015. Certain U.S. state taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2013 through March 31, 2015.

We are regularly audited by domestic and foreign taxing authorities. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.
Net income (loss) and earnings (loss) per share
For the fiscal year ended March 31, 2017, our net income was $67.3 million, as compared to a net loss of $8.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2017 was $0.72, as compared basic and diluted loss per share of $0.10 for the fiscal year ended March 31, 2016. Basic weighted average shares outstanding were higher compared to the prior fiscal year due primarily to the issuance of 4.6 million shares for settlements of conversions our 1.00% Convertible Notes and our 1.75% Convertible Notes (together, the "Convertible Notes" and net stock-based compensation activity of 1.5 million shares. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding earnings (loss) earnings per share.

Fiscal Years Ended March 31, 2016 and 2015

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$1,413,698	100.0%	$1,082,938	100.0%	$330,760	30.5%
Internal royalties	328,610	23.2%	306,717	28.3%	21,893	7.1%
Software development costs and royalties(1)	223,512	15.8%	231,615	21.4%	(8,103)	(3.5)%
Product costs	200,206	14.2%	178,810	16.5%	21,396	12.0%
Licenses	61,545	4.4%	77,725	7.2%	(16,180)	(20.8)%
Cost of goods sold	813,873	57.6%	794,867	73.4%	19,006	2.4%
Gross profit	$599,825	42.4%	$288,071	26.6%	$311,754	108.2%

(1)	Includes $15,323 and $17,121 of stock-based compensation expense in 2016 and 2015, respectively.
For the fiscal year ended March 31, 2016, net revenue increased by $330.8 million, as compared to the prior year. This increase was due primarily to an increase of $467.7 million in revenue from our Grand Theft Auto franchise, due principally to higher revenue from the console versions of Grand Theft Auto V and Grand Theft Auto Online, and the release of Grand Theft Auto V and Grand Theft Auto Online for PC in April 2015. Also contributing to the increase was higher revenue from Evolve. These increases were partially offset by lower revenues from the Borderlands franchise, as the prior fiscal year benefited from the release of Borderlands: The Pre-Sequel and lower revenues from our NBA 2K franchise, due to the deferral of revenues from NBA 2K16.
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
Operating Expenses

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$198,309	14.0%	$235,341	21.7%	$(37,032)	(15.7)%
General and administrative	192,452	13.6%	175,093	16.2%	17,359	9.9%
Research and development	119,807	8.5%	115,043	10.6%	4,764	4.1%
Business reorganization	71,285	5.1%	—	—%	71,285	100.0%
Depreciation and amortization	28,800	2.0%	21,057	2.0%	7,743	36.8%
Total operating expenses(1)	$610,653	43.2%	$546,534	50.5%	$64,119	11.7%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2016	2015
Selling and marketing	$9,425	$8,798
General and administrative	$40,322	$33,636
Research and development	$4,926	$5,691
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
Through March 31, 2016, we have paid $5.0 million related to these reorganization activities and $66.3 million remains accrued for in Accrued expenses and other current liabilities. See Note 20 to the Consolidated Financial Statements.
Depreciation and amortization
Depreciation and amortization expenses increased by $7.7 million for the fiscal year ended March 31, 2016, as compared to the prior year, due primarily to higher purchases of fixed assets for information technology infrastructure and studio build-outs.

Interest and other, net

(thousands of dollars)	2016	% of net revenue	2015	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest income (expense), net	$(29,239)	(2.0)%	$(29,901)	(2.7)%	$662	(2.2)%
Foreign exchange loss	(1,407)	(0.1)%	(2,068)	(0.2)%	661	(32.0)%
Other	441	—%	76	—%	365	480.3%
Interest and other, net	$(30,205)	(2.1)%	$(31,893)	(2.9)%	$1,688	(5.3)%
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
Net loss and loss per share
For the fiscal year ended March 31, 2016, our net loss was $8.3 million, as compared to $279.5 million in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2016 was $0.10, as compared to $3.48 for the fiscal year ended March 31, 2015. Basic and diluted weighted average shares outstanding were higher compared to the prior fiscal year due primarily to the vesting of 4.2 million shares for stock-based awards, which was partially offset by the repurchase of 1.0 million shares during the fiscal year ended March 31, 2016. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding (loss) earnings per share

Liquidity and Capital Resources
Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our Credit Agreement to satisfy our working capital needs.
Short-term Investments
As of March 31, 2017, we had $448.9 million of short-term investments, which are highly-liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25%at March 31, 2017), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.23% at March 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2017 and 2016.
Availability under the Credit Agreement is unrestricted when liquidity, as defined in the Credit Agreement, is at least $300.0 million. When liquidity is below $300.0 million availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.
As of March 31, 2017, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At March 31, 2017 and 2016, we had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains covenants that substantially limit our and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000.
1.75% Convertible Notes Due 2016
On November 16, 2011, we issued $250.0 million aggregate principal amount of 1.75% Convertible Notes due 2016. The issuance of the 1.75% Convertible Notes included $30.0 million related to the exercise of an over-allotment option by the underwriters. Interest on the 1.75% Convertible Notes was payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes matured on December 1, 2016, unless earlier repurchased by the Company or converted. We did not have the right to redeem the 1.75% Convertible Notes prior to maturity.
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

1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018. The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. We do not have the right to redeem the 1.00% Convertible Notes prior to maturity. We also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed its public offering of $37.5 million principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283.2 million.
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2017. Accordingly, as of April 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2017. During the year ended March 31, 2017, 1.00% Convertible Notes with an aggregate principal value of $19.4 million were settled and additional 1.00% Convertible Notes with aggregate principal value of $0.1 million were tendered for conversion with April 2017 settlement dates. We elected to settle in shares of our common stock, and our current intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 65.5%, 58.9%, and 64.6% of net revenue during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. As of March 31, 2017 and 2016, five customers accounted for 69.9% and 73.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 57.6% and 64.1% of such balances at March 31, 2017 and 2016, respectively. We had two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017 and three customers who accounted for 35.2%, and 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2017 and 2016. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of March 31, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $239.2 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.
In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73.3 million as part of the program. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. During the fiscal year ended March 31, 2016 we repurchased 953,647 shares of our common stock in the open market for $26.6 million as part of the program. As of March 31, 2017, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2017	2016	2015
Net cash provided by operating activities	$331,429	$261,305	$212,814
Net cash used in investing activities	(129,030)	(324,516)	(220,141)
Net cash (used in) provided by financing activities	(49,772)	(48,047)	928
Effects of foreign currency exchange rates on cash and cash equivalents	(7,973)	(1,120)	(17,881)
Net increase (decrease) in cash and cash equivalents	$144,654	$(112,378)	$(24,280)
At March 31, 2017 we had $943.4 million of cash and cash equivalents, compared to $798.7 million at March 31, 2016. The increase in cash and cash equivalents from March 31, 2016 was due primarily to cash provided by operating activities partially offset by cash used in investing and financing activities. Net cash provided by operating activites was due primarily to cash generated from sales of Grand Theft Auto V, NBA 2K17, WWE 2K17, Mafia III, and virtual currency, partially offset by investments in software development and licenses and the funding of internal royalty payments. Net cash used in investing and financing activities related primarily to our acquisition of Social Point and the repurchase of common stock and net share settlements of stock-based awards.

Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:
•Software Development and Licensing:  We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through January 2022. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.
•Marketing:  We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through December 2022.
•Operating Leases:  Our offices are occupied under non-cancelable operating leases expiring at various times through December 2032. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2021. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term.
•Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through September 2021.
A summary of annual minimum contractual obligations and commitments as of March 31, 2017 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2018	$103,726	$12,547	$27,238	$38,243	$2,875	$—	$184,629
2019	53,426	50,458	32,325	9,842	1,438	268,149	415,638
2020	34,450	12,750	23,386	4,200	—	—	74,786
2021	15,032	3,250	20,117	205	—	—	38,604
2022	15,000	3,250	18,269	54	—	—	36,573
Thereafter	—	3,250	77,987	—	—	—	81,237
Total	$221,634	$85,505	$199,322	$52,544	$4,313	$268,149	$831,467
Income Taxes: At March 31, 2017, we had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $36.9 million, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities; therefore, these liabilities have not been included in the contractual obligations table.
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

Off-Balance Sheet Arrangements
As of March 31, 2017 and 2016, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2017, 2016 and 2015, 43.9%, 47.4% and 42.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have VSOE for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period which generally ranges from 12 to 41 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of March 31, 2017, we had $448.9 million of short-term investments which included $273.2 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $943.4 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2017.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at March 31, 2017), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.23% at March 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2017, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 11 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2017 and 2016, our foreign currency translation adjustment loss was $9.1 million and $7.4 million, respectively. We recognized a foreign currency exchange transaction gain of $5.0 million for fiscal year ended March 31, 2017, and losses of $1.4 million and $2.1 million million for the fiscal years ended March 31, 2016, and 2015 respectively, in interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2017, we had $9.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $177.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2016, we had $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $54.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2017, 2016 and 2015, we recorded gains of $7.2 million, $0.1 million, and $18.5 million, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2017 and 2016 the fair value of these outstanding forward contracts was a loss of $0.4 million and $0.1 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are credit-worthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2017, 43.9% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.
In accordance with SEC guidance, our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Social Point, which is included in the March 31, 2017 Consolidated Financial Statements and constituted nine percent of consolidated total assets as of March 31, 2017.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
On January 31, 2017, we acquired Social Point. Our management has elected to exclude Social Point from its March 31, 2017 assessment of and report on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Social Point into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for March 31, 2018.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2017. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2017). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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
2.1
Share Sale and Purchase Agreement, dated January 31, 2017, by and among Take-Two Interactive Software, Inc., Take-Two Invest Espana, S.L., Andres Bou Ortiz, Horacio Martos Borja, Marc Canaleta Caupena, Voladuras Hinojo, S.L., Nauta Tech Invest III, S.C.R., S.A., Bilbao Vizcaya Holding, S.A., La Banque Postale Innovation 11 FCPI, Capital Croissance 4, Objectif Innovation Patrimoine 4 FCPI, Strategie PME 2011 FCPI, Idinvest Patrimoine FCPI, Allianz Eco Innovation 3 FCPI, Objectif Innovation 5 FCPI, Idinvest Crossance FCPI, SG Innovation 2011 FCPI, Allianz Eco Innovation 2 FCPI, Objectif Innovation 4 FCPI, Idinvest Flexible 2016 FCPI, Capital Croissance 5 FCPI, Objectif Innovation Patrimoine 5 FCPI, Idinvest Patrimoine 2 FCPI, Objectif Innovation Patrimoine 6 FCPI, Idinvest Patrimoine 3 FCPI, Greylock Israel Investment Vehicle in Social Point, LTD, and HCPESP, S.a.r.l. †

		8-K	2/3/2017	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of December 2, 2014.	8-K	12/5/2014	3.1
4.1	Indenture, dated as of June 18, 2013, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.00% Convertible Notes	8-K	6/18/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.2	Supplemental Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.2
4.3	Form of 1.00% Convertible Note (included in Exhibit 4.4)	8-K	6/18/2013	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.3
10.9	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.5
10.11	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.12	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.13	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.14	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.15	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.16	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
10.17	Amendment to Non-Qualified Stock Option Agreement with ZelnickMedia Corporation, dated as of November 18, 2013+	8-K	11/18/2013	10.1
10.18	Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014+	10-Q	2/6/2015	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.19	Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014+	10-Q	2/6/2015	10.3
10.20	Second Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015+	S-3ASR	5/20/2015	10.5
10.21	Second Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of April 24, 2015+	S-3ASR	5/20/2015	10.6
10.22	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.23	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation+	S-3ASR	5/20/2015	10.2
10.24	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015+	10-Q	8/10/2015	10.1
10.25	Amendment to the Restricted Stock Unit Agreement, dated as of March 31, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	10-K	5/19/2016	10.50
10.26	Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3ASR	5/20/2016	10.2
10.27	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017+	10-Q	2/8/2017	10.3
10.28	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.29	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.30	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.31	First Amendment to Second Amended and Restated Credit Agreement, dated June 12, 2013	10-K	5/14/2014	10.27
10.32	Second Amendment to Second Amended and Restated Credit Agreement, dated April 28, 2014	10-K	5/14/2014	10.28
10.33	Third Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2014	8-K	8/21/2014	10.1
10.34	Fourth Amendment to Second Amended and Restated Credit Agreement, May 21, 2015	10-K	5/19/2016	10.45
10.35	Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 11, 2016	8-K	2/12/2016	10.1
10.36	Sixth Amendment to Second Amended and Restated Credit Agreement, dated April 8, 2016	10-Q	8/5/2016	10.1
10.37	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.38	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.39	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.40	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP.*	10-Q	2/4/2014	10.2
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.43	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.44	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.45	Amendment to the Xbox One Publisher License Agreement, dated January 30, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.48
10.46	Amendment No. 3 to the Xbox One Publisher License Agreement, dated August 13, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.47	Amendment No. 4 to the Xbox One Publisher License Agreement, dated December 15, 2016, between Microsoft Corporation and the Company**	10-Q/A	5/23/2017	10.2
10.48
PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**
					X
10.49	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.50	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.51	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.52	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.53	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.54	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.55
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
		8-K	2/3/2017	10.1

Importance by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X
_______________________________________________________________________________

†	Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.
We have audited Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Take-Two Interactive Software Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Social Point S.L., which is included in the March 31, 2017 consolidated financial statements of Take-Two Interactive Software, Inc. and constituted nine percent of consolidated total assets as of March 31, 2017. Our audit of internal control over financial reporting of Take-Two Interactive Software, Inc. also did not include an evaluation of the internal control over financial reporting of Social Point S.L.
In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2017 of Take-Two Interactive Software, Inc. and our report dated May 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
May 23, 2017

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$943,396	$798,742
Short-term investments	448,932	470,820
Restricted cash	337,818	261,169
Accounts receivable, net of allowances of $66,483 and $45,552 at March 31, 2017 and 2016, respectively	219,558	168,527
Inventory	16,323	15,888
Software development costs and licenses	41,721	178,387
Deferred cost of goods sold	127,901	98,474
Prepaid expenses and other	59,593	53,269
Total current assets	2,195,242	2,045,276
Fixed assets, net	67,300	77,127
Software development costs and licenses, net of current portion	381,910	214,831
Deferred cost of goods sold, net of current portion	—	17,915
Goodwill	359,115	217,080
Other intangibles, net	110,262	4,609
Other assets	35,325	13,439
Total assets	$3,149,154	$2,590,277
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,892	$30,448
Accrued expenses and other current liabilities	750,875	607,479
Deferred revenue	903,125	582,484
Total current liabilities	1,685,892	1,220,411
Long-term debt	251,929	497,935
Non-current deferred revenue	10,406	216,319
Other long-term liabilities	197,199	74,227
Total liabilities	2,145,426	2,008,892
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2017 and 2016	—	—
Common stock, $.01 par value, 200,000 shares authorized; 119,813 and 103,765 shares issued and 102,621 and 86,573 outstanding at March 31, 2017 and 2016, respectively	1,198	1,038
Additional paid-in capital	1,452,754	1,088,628
Treasury stock, at cost; 17,192 common shares at March 31, 2017 and 2016, respectively	(303,388)	(303,388)
Accumulated deficit	(99,694)	(166,997)
Accumulated other comprehensive loss	(47,142)	(37,896)
Total stockholders' equity	1,003,728	581,385
Total liabilities and stockholders' equity	$3,149,154	$2,590,277

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2017	2016	2015
Net revenue	$1,779,748	$1,413,698	$1,082,938
Cost of goods sold	1,022,959	813,873	794,867
Gross profit	756,789	599,825	288,071
Selling and marketing	285,453	198,309	235,341
General and administrative	211,409	192,452	175,093
Research and development	137,915	119,807	115,043
Business reorganization	—	71,285	—
Depreciation and amortization	30,707	28,800	21,057
Total operating expenses	665,484	610,653	546,534
Income (loss) from operations	91,305	(10,828)	(258,463)
Interest and other, net	(15,690)	(30,205)	(31,893)
Gain on long-term investments, net	1,350	2,683	17,476
Income (loss) before income taxes	76,965	(38,350)	(272,880)
Provision for (benefit from) income taxes	9,662	(30,048)	6,590
Net income (loss)	$67,303	$(8,302)	$(279,470)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.73	$(0.10)	$(3.48)
Diluted earnings (loss) per share	$0.72	$(0.10)	$(3.48)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	March 31,
	2017	2016	2015
Net income (loss)	$67,303	$(8,302)	$(279,470)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,086)	(7,364)	(32,747)
Cash flow hedges:
Change in unrealized gains, net of taxes	—	—	32
Reclassification to earnings, net of taxes	—	(17)	—
Change in fair value of effective cash flow hedges	—	(17)	32
Available-for-sale securities:
Net unrealized gain (loss), net of taxes	(169)	73	(25)
Reclassification to earnings for realized net loss, net of taxes	9	36	—
Change in fair value of available-for-sale securities	(160)	109	(25)
Other comprehensive loss	(9,246)	(7,272)	(32,740)
Comprehensive income (loss)	$58,057	$(15,574)	$(312,210)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$67,303	$(8,302)	$(279,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	221,911	134,472	133,453
Stock-based compensation	81,879	69,996	65,246
Depreciation and amortization	30,707	28,800	21,057
Amortization of discount on Convertible Notes	21,222	23,457	22,026
Amortization and impairment of intellectual property	6,738	160	344
Deferred income taxes	3,020	(270)	2,279
Amortization of debt issuance costs	1,227	1,567	1,663
Gain on long-term investments, net	(1,350)	(2,683)	(17,476)
Other, net	(3,410)	2,588	2,068
Changes in assets and liabilities:
Restricted cash	(76,474)	(91,491)	24,161
Accounts receivable	(41,956)	49,348	(164,717)
Inventory	(4,942)	3,809	9,729
Software development costs and licenses	(252,951)	(219,217)	(188,772)
Prepaid expenses, other current and other non-current assets	(22,155)	(12,272)	5,398
Deferred revenue	126,285	152,325	568,028
Deferred cost of goods sold	(14,969)	(41,144)	(70,788)
Accounts payable, accrued expenses and other liabilities	189,344	170,162	78,585
Net cash provided by operating activities	331,429	261,305	212,814
Investing activities:
Change in bank time deposits	89,076	(182,383)	(87,500)
Proceeds from available-for-sale securities	155,936	43,314	—
Purchases of available-for-sale securities	(195,733)	(150,501)	(100,116)
Purchases of commercial paper	(25,938)	—	—
Purchases of fixed assets	(21,167)	(37,280)	(49,501)
Proceeds from sale of long-term investment	1,350	2,683	21,976
Purchase of long-term investments	(1,885)	—	(5,000)
Business acquisitions, net of cash acquired	(130,669)	—	—
Other	—	(349)	—
Net cash used in investing activities	(129,030)	(324,516)	(220,141)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(51,762)	(22,916)	—
Repurchase of common stock	—	(26,552)	—
Excess tax benefit from stock-based compensation	1,990	1,421	928
Net cash (used in) provided by financing activities	(49,772)	(48,047)	928
Effects of foreign currency exchange rates on cash and cash equivalents	(7,973)	(1,120)	(17,881)
Net increase (decrease) in cash and cash equivalents	144,654	(112,378)	(24,280)
Cash and cash equivalents, beginning of year	798,742	911,120	935,400
Cash and cash equivalents, end of year	$943,396	$798,742	$911,120
Supplemental data:
Interest paid	$7,628	$7,626	$7,657
Income taxes paid (refunded)	$6,648	$(26,223)	$9,749
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares		Amount

Balance, March 31, 2014	105,156	$1,052	$954,699	(16,238)		$(276,836)	$120,775	$2,116	$801,806
Net loss	—	—	—	—		—	(279,470)	—	(279,470)
Change in cumulative foreign currency translation adjustment	—	—	—	—		—	—	(32,747)	(32,747)
Change in unrealized gains on derivative instruments, net	—	—	—	—		—	—	32	32
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—		—	—	(25)	(25)
Stock-based compensation	—	—	72,579	—		—	—	—	72,579
Tax benefit associated with stock awards	—	—	928	—		—	—	—	928
Issuance of restricted stock, net of forfeitures and cancellations	(570)	(6)	(108)	—		—	—	—	(114)
Issuance of common stock in connection with acquisition	8	—	99	—		—	—	—	99
Balance, March 31, 2015	104,594	1,046	1,028,197	(16,238)		(276,836)	(158,695)	(30,624)	563,088
Net loss	—	—	—	—		—	(8,302)	—	(8,302)
Change in cumulative foreign currency translation adjustment	—	—	—	—		—	—	(7,364)	(7,364)
Change in unrealized gains on derivative instruments, net	—	—	—	—		—	—	(17)	(17)
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—		—	—	109	109
Stock-based compensation	—	—	83,137	—		—	—	—	83,137
Tax benefit associated with stock awards	—	—	1,421	—		—	—	—	1,421
Issuance of restricted stock, net of forfeitures and cancellations	(84)	(1)	1	—		—	—	—	—
Repurchased common stock	—	—	—	(954)		(26,552)	—	—	(26,552)
Net share settlement of restricted stock awards	(745)	(7)	(24,128)	—		—	—	—	(24,135)
Balance, March 31, 2016	103,765	1,038	1,088,628	(17,192)		(303,388)	(166,997)	(37,896)	581,385
Net income	—	—	—	—		—	67,303	—	67,303
Change in cumulative foreign currency translation adjustment	—	—	—	—		—	—	(9,086)	(9,086)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—		—	—	(160)	(160)
Stock-based compensation	—	—	88,378	—		—	—	—	88,378
Tax benefit associated with stock awards	—	—	1,990	—		—	—	—	1,990
Issuance of restricted stock, net of forfeitures and cancellations	1,738	17	(17)	—		—	—	—	—
Settlement of 1.75% Convertible Notes Due 2016	13,094	131	249,866	—		—	—	—	249,997
Conversion of 1.00% Convertible Notes Due 2018	899	9	18,332	—		—	—	—	18,341
Issuance of shares related to Social Point acquisition	1,480	15	57,327	—	—	—	—	—	57,342
Net share settlement of restricted stock awards	(1,163)	(12)	(51,750)	—		—	—	—	(51,762)
Balance, March 31, 2017	119,813	$1,198	$1,452,754	(17,192)		$(303,388)	$(99,694)	$(47,142)	$1,003,728
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. The Company develops and publishes products principally through its two wholly-owned labels Rockstar Games and 2K. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to the recoverability of software development costs and prepaid royalties, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of price protection, allowances for sales returns and doubtful accounts, accrued liabilities, the service period for deferred net revenue and related cost of goods sold, fair value estimates, the valuation of stock-based compensation, and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates. The Company considers transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Concentration of Credit Risk and Accounts Receivable
We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.
If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 65.5% 58.9% and 64.6% of net revenue during the fiscal years ended March 31, 2017, 2016 and 2015, respectively. One customer accounted for 26.3%, 20.7% and 13.3% of net revenues during the fiscal years ended March 31, 2017, 2016, and 2015, respectively. A second customer accounted for 14.2%, 15.5%, and 11.7% of net revenue during the fiscal years ended March 31, 2017 and 2016, and 2015 respectively. A third customer accounted for 10.9% of net revenue during the fiscal year ended March 31, 2017. A fourth customer accounted for 21.0% of net revenue during the fiscal year ended March 31, 2015. A fifth customer accounted for 10.4% of net revenue during the fiscal year ended March 31, 2015. As of March 31, 2017 and 2016, five customers accounted for 69.9% and 73.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 57.6% and 64.1% of such balances at March 31, 2017 and 2016, respectively. We had two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017 and three customers who accounted for 35.2%, 16.8% and 12.1% of our gross accounts receivable as of March 31, 2016. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2017 and 2016. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash balance is primarily related to a dedicated account limited to the payment of certain internal royalty obligations.

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
We capitalize internal software development costs (including specifically identifiable employee stock-based compensation, payroll expense, and incentive compensation costs related to the completion and release of titles, as well as third-party production and other content costs), subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Significant management judgments are made in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.
We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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
We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the actual title's performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We utilize a number of criteria in evaluating expected product performance, including historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, past performance of the franchise. When we determine that capitalized cost of the title is unlikely to be recovered by product sales, an impairment of software development and license capitalized costs is charged to cost of goods sold in the period in which such determination is made.
We have profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned under this program are recorded as a component of cost of goods sold in the period earned.
Fixed Assets, net
Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the term of the related lease or the useful life of the underlying asset, typically seven years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss, if any, is recognized. The carrying amounts of these assets are recorded at historical cost.
Goodwill and Intangible Assets
Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of intellectual property, developed game technology, analytics technology, user base, trade names, and in-process research and development. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill.
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
We test our goodwill for impairment annually, at the beginning of August, or more frequently, if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in one reporting unit, which is our operating segment. In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine if the fair value of its reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the carrying value before performing the two-step impairment test. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. If the two-step impairment test is utilized to test goodwill for impairment, step one compares the fair value of the reporting unit to its carrying value. In performing the quantitative assessment in step-one, we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. If the carrying value of the reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2017, 2016 or 2015.
Long-lived Assets
We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2017, no indicators of impairment existed.
Derivatives and Hedging
We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of other comprehensive income (loss) while the ineffective portion of the changes in fair value is recorded currently in earnings as interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in cost of goods sold or research and development expenses, as appropriate.
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
Revenue Recognition
We recognize revenue on the sales of software products upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. In addition, some of our software products are sold as full game digital downloads and digital add-on content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available to the end user (assuming all other recognition criteria are met).

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
When a software arrangement includes multiple elements, the arrangement consideration is allocated to each revenue element based on its relative fair value, based on the vendor specific objective evidence ("VSOE") of fair value for each element. When VSOE of fair value does not exist for all of the elements in the arrangement, ASC 985-605 requires either the use of the residual method or the deferral of revenue until the earlier point at which VSOE of fair value exists for any undelivered element or until only one undelivered element remains. For arrangements that require the deferral of revenue, the related cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We do not have VSOE for our PCS obligations and in those arrangements where PCS obligations have been determined to be significant we recognize revenue from the sale of software products and the related cost of goods sold ratably over the period we expect to offer the PCS to the consumer ("estimated service period"), assuming all other recognition criteria are met. We also do not have VSOE for our online multi-player functionality; however it is generally delivered at the same time with the full game software. Determining the estimated service period is subjective and requires management's judgment, therefore, the estimated service period may change in the future. The estimated service periods of our current games, with online functionality and related PCS, are generally 12 months, with the exception of GTA, which is 41 months (see below).
When our software products provide insignificant PCS at no additional cost to the consumer, we recognize revenue when the four primary revenue recognition criteria described above have been met for all other deliverables in the arrangement and, in those situations, we estimate and accrue the future costs of providing those services.
Certain of our games provide consumers with the option to purchase virtual currency to use in the game to acquire virtual goods. We currently recognize revenue from the sale of virtual currency, using the game-based model, ratably over the estimated remaining life of the game. Because the service period for our online-enabled games with significant PCS is not an explicitly defined period, we must make an estimate of the service offering period for purposes of recognizing revenue. The estimated service period for current deferred title offerings is based on our estimate of the economic game life of the respective title. Determining the estimated service period (or economic game life) is inherently subjective and is subject to regular revision based on numerous factors and considerations. The factors that we primarily consider as part of our process of initially determining and subsequently reassessing estimated service periods for our titles include:

•	the period of time over which the substantial majority of a respective title’s estimated lifetime game sales and in-game virtual currency sales are expected to occur;

•	the period of time over which we plan to provide free unspecified add-on content updates, maintenance or other remaining material online support services associated with our online-enabled games;

•	the time over which we plan to dedicate internal resources to support the online functionality of a title;

•	known and expected online gameplay trends;

•	the results from prior analyses;

•	the nature of the game (e.g., annual title, genre, period of time between franchise title releases, etc.); and

•	the disclosed service periods for competitors’ games.
To the extent we have recorded significant amounts of revenue deferred for specific titles, changes in the estimated service periods could have a material impact on the revenue recognized in a particular period.

As part of our on-going assessment of estimated service periods during the three months ended March 31, 2017, we changed Grand Theft Auto V's estimated service period from 36 to 41 months. The change in estimate resulted in a decrease in net revenues of $29,367 and income from operations of $27,070 to our fiscal 2017 financial results, with such revenues expected to be recognized in fiscal 2018.
Revenue is recognized after deducting estimated price protection, reserves for returns and other allowances. In circumstances when we do not have a reliable basis to estimate price protection, returns and other allowances or are unable to determine that collection of a receivable is probable, we defer the revenue until we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.
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
Advertising
We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2017, 2016 and 2015 amounted to $173,947, $94,743 and $132,990, respectively, and are included in "Selling and marketing expense" in our Consolidated Statements of Operations.
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

We define common stock equivalents as unvested restricted stock awards and common stock equivalents underlying the Convertible Notes (see Note 11) outstanding during the period. Unvested restricted stock awards are measured using the treasury stock method, and common stock equivalents underlying the Convertible Notes are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.
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
We issue time and performance based restricted stock units to certain employees, which currently can only be settled in cash. These awards are accounted for as liability awards. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period or capitalized as software development costs.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the net of tax amounts for unrealized gains (losses), net on derivative instruments designated as cash flow hedges and available for sale securities.
Recently Issued Accounting Pronouncements
Accounting for Acquisitions or Disposals
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business, with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance is expected to reduce the number of transactions that need to be further evaluated. The new standard, as amended, will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018 (April 1, 2018 for the Company), with early adoption permitted. We intend to early adopt this ASU for the quarterly period ending June 30, 2017 and believe that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.
Accounting for Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 (April 1, 2020 for the Company), including interim periods within those fiscal years, and is applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. While we are currently evaluating the impact of the adoption of this ASU, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
Accounting for Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU amends the presentation of restricted cash within the statement of cash flows. The new guidance requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017 (April 1, 2018 for the Company), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.
Accounting for Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 (April 1, 2017 for the Company) and interim periods within those annual periods. In the first quarter of fiscal 2018, the Company will apply a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration, which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).

The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017 (April 1, 2018 for the Company), with early adoption permitted for annual reporting periods beginning after December 15, 2016 (April 1, 2017 for the Company). The Company will adopt the new standard effective April 1, 2018 using the cumulative catch-up method.

We anticipate this standard will have a material impact on our Consolidated Financial Statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from meaningful game related services such as unspecified content updates and online support services for which we do not have vendor specific objective evidence of fair value ("VSOE").

Under the current accounting standards, for titles that do not have VSOE, we recognize the entire sales price ratably over the title's estimated service period. The VSOE requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period.
2.     MANAGEMENT AGREEMENT
In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $7,722, $7,722 and $7,737 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Pursuant to the 2011 Management Agreement and the 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2017, 2016 and 2015, we recorded $29,573, $26,652 and $24,449, respectively, of stock-based compensation expense for non-employee awards, which is included in general and administrative expenses. See Note 15 for a discussion of such awards.
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

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$646,386	$646,386	$—	$—	Cash and cash equivalents
Bank-time deposits	46,605	46,605	—	—	Cash and cash equivalents
Commercial paper	38,268	—	38,268	—	Cash and cash equivalents
Corporate bonds	273,187	—	273,187	—	Short-term investments
Bank-time deposits	175,745	175,745	—	—	Short-term investments
Foreign currency forward contracts	2	—	2	—	Prepaid expenses and other
Foreign currency forward contracts	(352)	—	(352)	—	Accrued and other current liabilities
Private equity	570	—	—	570	Other assets
Contingent consideration	6,465	—	—	6,465	Other long-term liabilities
Total recurring fair value measurements, net	$1,186,876	$868,736	$311,105	$7,035

	March 31, 2016	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$562,726	$562,726	$—	$—	Cash and cash equivalents
Corporate bonds	205,250	—	205,250	—	Short-term investments
Bank-time deposits	265,570	265,570	—	—	Short-term investments
Foreign currency forward contracts	(137)	—	(137)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$1,033,409	$828,296	$205,113	$—
In connection with the Social Point acquisition (see Note 23), we recorded $6,409 as the initial fair value of earn-out contingent consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
We did not have any transfers between Level 1 and Level 2 fair value measurements nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2017.
Debt
As of March 31, 2017, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $738,053. The fair value was determined using Level 2 inputs, observable market data for the 1.00% Convertible Notes and its embedded option feature. See Note 11 for additional information regarding our Convertible Notes.
4.     SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following as of March 31, 2017:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$175,745	$—	$—	$175,745
Available-for-sale securities:
Corporate bonds	273,196	226	(235)	273,187
Total short-term investments	$448,941	$226	$(235)	$448,932

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$265,570	$—	$—	$265,570
Available-for-sale securities:
Corporate bonds	205,166	131	(47)	205,250
Total short-term investments	$470,736	$131	$(47)	$470,820
Based on our evaluation of impairment for these investments, we did not consider any of these investments to be other-than-temporarily impaired as of March 31, 2017 or 2016.
The following table summarizes the contracted maturities of our short-term investments at March 31, 2017:

	March 31, 2017
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$362,259	$362,338
Due in 1-2 years	86,682	86,594
Total short-term investments	$448,941	$448,932

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
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2017	2016
Forward contracts to sell foreign currencies	$177,549	$54,529
Forward contracts to purchase foreign currencies	$9,170	$2,409
For the fiscal years ended March 31, 2017, 2016 and 2015, we recorded gains of $7,197, $144, and $18,548, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. As of March 31, 2017, no amounts related to derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss).
6.     INVENTORY
Inventory balances by category are as follows:

	March 31,
	2017	2016
Finished products	$15,530	$14,321
Parts and supplies	793	1,567
Inventory	$16,323	$15,888
Estimated product returns included in inventory at March 31, 2017 and 2016 were $529 and $527, respectively.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2017		2016
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$28,959	$310,229	$131,378	$162,261
Software development costs, externally developed	5,455	71,407	46,888	45,703
Licenses	7,307	274	121	6,867
Software development costs and licenses	$41,721	$381,910	$178,387	$214,831
Software development costs and licenses as of March 31, 2017 and 2016 included $381,910 and $343,450, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Amortization of software development costs and licenses	$222,801	$117,506	$119,488
Impairment of software development costs and licenses	20,166	22,671	23,947
Less: Portion representing stock-based compensation	(21,056)	(5,705)	(9,982)
Amortization and impairment, net of stock-based compensation	$221,911	$134,472	$133,453
8.     FIXED ASSETS, NET
Fixed asset balances by category are as follows:

	March 31,
	2017	2016
Computer equipment	$75,281	$74,684
Computer software	41,527	39,277
Leasehold improvements	56,758	47,773
Office equipment	5,843	6,344
Furniture and fixtures	9,108	8,051
	188,517	176,129
Less: accumulated depreciation	121,217	99,002
Fixed assets, net	$67,300	$77,127
Depreciation expense related to fixed assets for the fiscal years ended March 31, 2017, 2016 and 2015 was $30,629, $28,800 and $21,057, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS, NET
The change in our goodwill balance is as follows:

Total
Balance at March 31, 2015	$217,288
Currency translation adjustment	(208)
Balance at March 31, 2016	$217,080
Additions and adjustments (see Note 23)	143,952
Currency translation adjustment	$(1,917)
Balance at March 31, 2017	$359,115
Included in Intangibles, net are in-process research and development assets of $14,827 acquired as part of the Social Point acquisition, which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released.
The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	$15,931	$(12,943)	$2,988	$26,859	$(22,250)	$4,609
Developed game technology	54,421	(2,659)	51,762	—	—	—
Analytics technology	29,959	(999)	28,960	—	—	—
User base	9,079	(1,513)	7,566	—	—	—
Branding and trade names	4,237	(78)	4,159	—	—	—
Total definite-lived intangible assets	$113,627	$(18,192)	$95,435	$26,859	$(22,250)	$4,609
Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cost of goods sold	$4,252	$160	$344
Selling and marketing	1,497	—	—
Research and development	989	—	—
Depreciation and amortization	78	—	—
Total amortization of intangible assets	$6,816	$160	$344
Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2018	$32,617
2019	21,672
2020	20,290
2021	12,354
2022	5,918

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31,
	2017	2016
Software development royalties	$492,133	$414,492
Business reorganization (see Note 20)	65,935	66,323
Compensation and benefits	44,843	39,919
Licenses	37,019	31,825
Deferred acquisition payments	25,000	—
Marketing and promotions	21,030	14,938
Other	64,915	39,982
Accrued expenses and other current liabilities	$750,875	$607,479

11.   DEBT
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25%at March 31, 2017), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.23% at March 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2017 and 2016.
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
Information related to availability on our Credit Agreement is as follows:

	March 31,
	2017	2016
Available borrowings	$98,320	$98,335
Outstanding letters of credit	$1,664	$1,664
We recorded interest expense and fees related to the Credit Agreement of $441, $438 and $518, for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The Credit Agreement contains covenants that substantially limit our and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
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
We previously separately accounted for the liability and equity components of the 1.75% Convertible Notes in a manner that reflected our nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. We estimated the fair value of the 1.75% Convertible Notes to be $197,373, as of the date of issuance of our 1.75% Convertible Notes, assuming a 6.9% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount was amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component were amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.
At maturity and as of March 31, 2016, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $368,430 and $243,251, respectively.
The following table provides additional information related to our 1.75% Convertible Notes:

	March 31,
	2017	2016
Additional paid-in capital	$—	$51,180
Principal amount of 1.75% Convertible Notes	$—	$250,000
Unamortized discount of the liability component	—	8,014
Carrying amount of debt issuance costs	—	657
Net carrying amount of 1.75% Convertible Notes	$—	$241,329
The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash interest expense (coupon interest expense)	$2,898	$4,375	$4,375
Non-cash amortization of discount on 1.75% Convertible Notes	8,014	11,372	10,639
Amortization of debt issuance costs	657	1,005	1,054
Total interest expense related to 1.75% Convertible Notes	$11,569	$16,752	$16,068

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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2017. Accordingly, as of April 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2017. During the year ended March 31, 2017, 1.00% Convertible Notes with an aggregate principal value of $19,351 were settled and additional 1.00% Convertible Notes with aggregate principal value of $93 were tendered for conversion with April 2017 settlement dates. We elected to settle the conversion in shares of our common stock, and our current intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
As of March 31, 2017 and 2016, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $268,149 and $287,500, respectively, by $470,456 and $215,809, respectively.
The following table provides additional information related to our 1.00% Convertible Notes:

	March 31,
	2017	2016
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$268,149	$287,500
Unamortized discount of the liability component	15,751	29,972
Carrying amount of debt issuance costs	469	922
Net carrying amount of 1.00% Convertible Notes	$251,929	$256,606
The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash interest expense (coupon interest expense)	$2,784	$2,875	$2,875
Non-cash amortization of discount on 1.00% Convertible Notes	14,221	12,085	11,387
Amortization of debt issuance costs	453	443	466
Total interest expense related to 1.00% Convertible Notes	$17,458	$15,403	$14,728

12.   EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Computation of Basic earnings (loss) per share:
Net income (loss)	$67,303	$(8,302)	$(279,470)
Less: net income allocated to participating securities	(1,275)	—	—
Net income (loss) for basic earnings (loss) per share calculation	$66,028	$(8,302)	$(279,470)
Total weighted average shares outstanding—basic	91,921	83,417	80,367
Less: weighted average participating shares outstanding	(1,741)	—	—
Weighted average common shares outstanding—basic	90,180	83,417	80,367
Basic earnings (loss) per share	$0.73	$(0.10)	$(3.48)
Computation of Diluted earnings (loss) per share:
Net income (loss)	$67,303	$(8,302)	$(279,470)
Less: net income allocated to participating securities	(1,246)	—	—
Net income (loss) for diluted earnings (loss) per share calculation	$66,057	$(8,302)	$(279,470)
Weighted average common shares outstanding—basic	91,921	83,417	80,367
Add: dilutive effect of common stock equivalents	2,152	—	—
Weighted average common shares outstanding—diluted	94,073	83,417	80,367
Less: weighted average participating shares outstanding	(1,741)	—	—
Weighted average common shares outstanding- diluted	92,332	83,417	80,367
Diluted earnings (loss) per share	$0.72	$(0.10)	$(3.48)
The calculation of EPS for common stock under the two-class method shown above for the fiscal year ended March 31, 2017 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the fiscal years ended March 31, 2016 and 2015; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the fiscal years ended March 31, 2016 and 2015 we had 6,405,000, and 6,061,000, respectively, of unvested share-based awards which are excluded due to the net loss for the periods.

13.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2017 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations		Convertible Notes Interest		Convertible Notes	Total
2018	$103,726	$12,547	$27,238	$38,243		$2,875		$—	$184,629
2019	53,426	50,458	32,325	9,842		1,438		268,149	415,638
2020	34,450	12,750	23,386	4,200	—	—	—	—	74,786
2021	15,032	3,250	20,117	205	—	—	—	—	38,604
2022	15,000	3,250	18,269	54	—	—	—	—	36,573
Thereafter	—	3,250	77,987	—	—	—	—	—	81,237
Total	$221,634	$85,505	$199,322	$52,544		$4,313		$268,149	$831,467
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
Operating Leases:    Our offices are occupied under non-cancelable operating leases expiring at various times through December 2032. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $19,545, $18,032 and $18,120 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through January 2019.
Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2017, 2016 and 2015 were $8,018, $8,348 and $8,554, respectively.
Legal and Other Proceedings:    We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial condition or results of operations. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. Motion practice in both the federal and state actions is ongoing. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe to be an adequate amount for this matter, which amounts are classified as

Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet (see Note 20). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.
14.   INCOME TAXES
Components of income (loss) income from continuing operations before income taxes are as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Domestic	$86,050	$(94,174)	$(126,582)
Foreign	(9,085)	55,824	(146,298)
Income (loss) from continuing operations before income taxes	$76,965	$(38,350)	$(272,880)

Provision (benefit from) for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2017	2016	2015
Current:
U.S. federal	$19,271	$792	$2,773
U.S. state and local	2,521	938	(1,406)
Foreign	(13,012)	(31,508)	2,944
Total current income taxes	8,780	(29,778)	4,311
Deferred:
U.S. federal	969	1,211	1,575
U.S. state and local	2,395	(231)	72
Foreign	(2,482)	(1,250)	632
Total deferred income taxes	882	(270)	2,279
Provision (benefit from) for income taxes	$9,662	$(30,048)	$6,590

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	4.9%	1.6%	0.9%
Tax amortization of goodwill	1.3%	(3.2)%	(0.6)%
Foreign tax rate differential(1)	(1.4)%	25.8%	(12.1)%
Foreign earnings	5.5%	(3.7)%	(1.5)%
Tax credits (2)	(45.8)%	98.7%	—
Domestic production deduction	(2.5)%	—	—
Valuation allowance—domestic	10.1%	(77.8)%	(16.8)%
Valuation allowance—foreign	0.1%	10.4%	(5.1)%
Change in reserves	2.9%	(7.0)%	(1.6)%
Other	2.4%	(1.4)%	(0.6)%
Effective tax rate	12.5%	78.4%	(2.4)%
(1) The foreign rate differential in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings.
(2) Tax benefits were recorded for fiscal years ended March 31, 2017 and March 31,2016 attributable to certain tax credits related to software development activities

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2017	2016
Deferred tax assets:
Accrued compensation expense	$131,305	$82,230
Equity Compensation	25,048	22,446
Deferred revenue	41,977	33,254
Domestic net operating loss carryforward	4,495	28,811
Tax credit carryforward	52,639	76,565
Foreign net operating loss carryforwards	15,636	16,910
Business reorganization	24,103	24,143
Sales returns and allowances (including bad debt)	3,942	2,257
Deferred rent	8,865	5,359
Other	4,045	—
Total deferred tax assets	312,055	291,975
Less: Valuation allowance	(184,085)	(170,574)
Net deferred tax assets	127,970	121,401
Deferred tax liabilities:
Capitalized software and depreciation	(120,715)	(104,294)
Convertible debt	(5,219)	(12,716)
Intangible amortization	(38,068)	(8,306)
Other	—	(896)
Total deferred tax liabilities	(164,002)	(126,212)
Net deferred tax liability(a)	(36,032)	(4,811)
(a) As of March 31, 2017 and 2016, $36,032 and $4,811, respectively, is included in other long-term liabilities.
The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to indefinite lived intangibles, which cannot be used to offset deferred tax assets, as well as deferred tax liabilities related to intangibles as a result of the acquisition of Social Point.
At March 31, 2017, we had domestic net operating loss carryforwards totaling $50,208 of which $640 will expire in 2022, $24,022 will expire from 2023 to 2027, $24,263 will expire from 2028 to 2032, and $1,283 will expire in 2037. In addition, we had foreign net operating loss carryforwards of $277,892, of which $25,331 will expire in 2020, $244,527 will expire in 2022, $29 will expire in 2026, $727 will expire in 2035, and the remainder may be carried forward indefinitely.
At March 31, 2017, we had domestic credit carryforwards totaling $150,811 of which $83,371 expire in 2031 to 2036, and the remainder may be carried forward indefinitely. In addition, we had foreign credit carryforwards of $1,691 of which $1,037 expire in 2019, $191 expire in 2028, $80 expire in 2029, $230 expire in 2030, and $153 will expire in 2031.
The total amount of undistributed earnings of foreign subsidiaries was approximately $162,800 at March 31, 2017 and $197,300 at March 31, 2016. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2017, 2016 and 2015, we recognized an increase in interest and penalties of $877, $1,098 and $771, respectively. The gross amount of interest and penalties accrued as of March 31, 2017 and March 31, 2016 was $4,090 and $3,213, respectively.

As of March 31, 2017 and March 31, 2016, we had gross unrecognized tax benefits, including interest and penalties, of $120,198 and $56,012, of which $36,940 and $41,285, respectively, would affect our effective tax rate if realized.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2013 and state income tax returns for periods prior to the fiscal year ended March 31, 2012. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended March 31, 2012. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal year ended October 31, 2009. The statute relating to the fiscal year ended March 31, 2013 has expired. The IRS is currently examining our income tax returns for the fiscal year ended March 31, 2015.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $31,000 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Balance, beginning of period	$52,799	$40,591	$23,536
Additions:
Current year tax positions	65,669	12,208	8,297
Prior year tax positions	5,086	—	9,040
Reduction of prior year tax positions	—	—	—
Lapse of statute of limitations	(7,469)	—	(256)
Other, net	—	—	(26)
Balance, end of period	$116,085	$52,799	$40,591
We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
15.   STOCK-BASED COMPENSATION
Our stock-based compensation plans are broad-based long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under the 2009 Plan is 28,609,000 and as of March 31, 2017, there were approximately 2,194,000 shares available for issuance. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock and other stock-based awards of our common stock to employees and non-employees. Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain restricted stock awards employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.
The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cost of goods sold	$21,056	$15,323	$17,121
Selling and marketing	9,963	9,425	8,798
General and administrative	42,908	40,322	33,636
Research and development	7,952	4,926	5,691
Stock-based compensation expense	$81,879	$69,996	$65,246
Capitalized stock-based compensation expense	$74,717	$30,367	$17,423

Restricted Stock Awards
Employee Awards
Restricted stock awards granted to employees under our stock-based compensation plans generally vest annually over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees vest based on market conditions, primarily related to the performance of the price of our common stock.
ZelnickMedia Non-Employee Awards
Pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vested annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that were eligible to vest through May 15, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. None of the shares of restricted stock grant pursuant to the 2011 Management Agreement remained unvested as of March 31, 2017 and 1,133,000 shares of restricted stock remained unvested as of March 31, 2016. During the fiscal year ended March 31, 2017, 591,912 shares of restricted stock vested and 27,578 shares of restricted stock were forfeited related to the 2011 Management Agreement.
In connection with the 2014 Management Agreement, we granted 372,935 and 525,591 restricted stock units to ZelnickMedia on May 20, 2016 and May 20, 2015, respectively, as follows:

	Fiscal Year Ended March 31,
	2017	2016
Time-based	107,551	151,575
Market-based(1)	199,038	280,512
Performance-based(1)
New IP	33,174	46,752
Major IP	33,172	46,752
Total-Performance-based	66,346	93,504
Total Restricted Stock Units	372,935	525,591

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted on May 20, 2015 vested on April 4, 2017 and those granted on May 20, 2016 will vest on April 1, 2018, provided that the 2014 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted on May 20, 2015 vested on April 4, 2017 and those granted on May 20, 2016 are eligible to vest on April 1, 2018, provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.

Performance-based restricted stock units granted on May 20, 2015 vested on April 4, 2017 and those granted on May 20, 2016 are eligible to vest on April 1, 2018, provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of March 31, 2017 and 2016 for the "New IP" and "Major IP" performance-based restricted stock units granted on April 1, 2014, May 20, 2015, and May 20, 2016.
The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of March 31, 2017 and 2016 was 898,526 and 1,145,081, respectively.

The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended March 31,
	2017		2016		2015
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.9%	0.7%	0.6%	0.4%	0.4%	0.1%
Expected stock price volatility	31.2%	30.1%	33.9%	32.2%	31.9%	33.7%
Expected service period (years)	1.5	1.0	1.9	1.1	2.0	3.7
Dividends	None	None	None	None	None	None
The estimated value of time-based restricted stock awards granted to employees during the fiscal years ended March 31, 2017, 2016 and 2015 was $49.43, $33.74 and $21.52 per share, respectively. The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2017, 2016 and 2015 was $63.60, $43.66 and $36.56 per share, respectively. For the fiscal years ended March 31, 2017, 2016 and 2015, the estimated value of time-based restricted stock awards granted to ZelnickMedia was $36.37, $27.65 and $21.92 per share, respectively. For the fiscal years ended March 31, 2017, 2016 and 2015, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $51.92, $58.45 and $24.21 per share, respectively.
The following table summarizes the activity in non-vested restricted stock awards to employees and ZelnickMedia under our stock-based compensation plans with performance and market based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2016	6,405	$24.74
Granted	1,161	47.48
Vested	(3,220)	23.54
Forfeited	(87)	20.76
Non-vested restricted stock at March 31, 2017	4,259	$32.93
The maximum number of restricted stock awards that could vest is 228,587 for performance-based and market-based restricted stock awards granted during the current year. As of March 31, 2017, the maximum number of shares that could vest is 886,360 for performance-based and market-based restricted stock units outstanding.
As of March 31, 2017, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was $95,965 and will be recognized as compensation expense on a straight-line basis over a weighted-average period of approximately 1 year, or capitalized as software development costs.

Liability Awards
During the fiscal year ended March 31, 2016, we issued 5,500,000 of time and performance based restricted stock units, to certain employees, which currently can only be settled in cash and are therefore treated as liability awards. The awards are expected to vest between fiscal 2019 and fiscal 2022. As of March 31, 2017, the total future unrecognized compensation cost, based on the estimated cash payment terms, is estimated to be $165,596 and will be recognized as compensation expense over a weighted-average period of approximately 3.9 years, or capitalized as software development costs.
16.   SHARE REPURCHASE PROGRAM
In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. In May 2015, our Board of Directors authorized the repurchase of an additional 6,717,683 shares of our common stock pursuant to the share repurchase program. We did not repurchase any shares of our common stock under this program during the fiscal year ended March 31, 2017. During the fiscal year ended March 31, 2016 we repurchased 953,647 shares of our common stock in the open market for $26,552, including commissions of $10, as part of the program. During the fiscal year ended March 31, 2014, we repurchased 4,217,683 shares of our common stock in the open market for $73,325, including commissions of $42, as part of the program. As of March 31, 2017, we have repurchased a total of 5,171,330 shares of our common stock and have 9,046,353 shares of our common stock that remain available for repurchase under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
All of the repurchased shares are classified as treasury stock in our Consolidated Balance Sheets.
17.   SEGMENT AND GEOGRAPHIC INFORMATION
We are a publisher of interactive software games designed for console systems and personal computers, including smart phones and tablets, which are delivered through physical retail, digital download, online platforms and cloud streaming services. Our business consists principally of our Rockstar Games and 2K labels, which represent a single operating segment, the "publishing segment". Our operations involve similar products and customers worldwide. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Our publishing segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), to evaluate performance and allocate resources. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance.
We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2017	2016	2015
United States	$999,128	$742,963	$623,080
Europe	515,696	449,577	322,645
Asia Pacific	157,183	120,629	69,923
Canada and Latin America	107,741	100,529	67,290
Total net revenue	$1,779,748	$1,413,698	$1,082,938
Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2017	2016	2015
Console	$1,440,724	$1,167,623	$881,516
PC and other	339,024	246,075	201,422
Total net revenue	$1,779,748	$1,413,698	$1,082,938
Our products are delivered through digital online services (digital download, online platforms and cloud streaming) and physical retail. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2017	2016	2015
Digital online	$921,734	$697,658	$455,299
Physical retail and other	858,014	716,040	627,639
Total net revenue	$1,779,748	$1,413,698	$1,082,938

18.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2017	2016	2015
Interest expense, net	$(21,700)	$(29,239)	$(29,901)
Foreign currency exchange gain (loss)	4,990	(1,407)	(2,068)
Other	1,020	441	76
Interest and other, net	$(15,690)	$(30,205)	$(31,893)

19.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2015	$(31,216)	$617	$(25)	$(30,624)
Other comprehensive income (loss) before reclassifications	(7,364)	—	73	(7,291)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	36	19
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive income (loss) before reclassifications	(9,086)	—	(169)	(9,255)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9
Balance at March 31, 2017	$(47,666)	$600	$(76)	$(47,142)

20.   BUSINESS REORGANIZATION
During the fiscal years ended March 31, 2017 and 2016, the Company incurred business reorganization expenses of $0 and $71,285 due primarily to employee separation costs in connection with reorganizing one development studio and closing two development studios. Through March 31, 2017 and 2016, the Company has paid $5,350 and $4,962, respectively, related to these reorganization activities. As of March 31, 2017, and 2016, $65,935 and $66,323, respectively, remained accrued for in Accrued expenses and other current liabilities. See Note 13 for additional information.

21.   SUPPLEMENTARY FINANCIAL INFORMATION
The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2017
Valuation allowance for deferred income taxes	$170,574	$13,511	$—	$—	$184,085
Price protection, sales returns and other allowances	$45,153	$127,744	$(100,934)	$(6,849)	$65,114
Allowance for doubtful accounts	399	974	(4)	—	1,369
Total accounts receivable allowances	$45,552	$128,718	$(100,938)	$(6,849)	$66,483
Fiscal Year Ended March 31, 2016
Valuation allowance for deferred income taxes	$133,468	$37,106	$—	$—	$170,574
Price protection, sales returns and other allowances	$69,305	$64,498	$(86,622)	$(2,028)	$45,153
Allowance for doubtful accounts	1,166	—	(767)	—	399
Total accounts receivable allowances	$70,471	$64,498	$(87,389)	$(2,028)	$45,552
Fiscal Year Ended March 31, 2015
Valuation allowance for deferred income taxes	$40,774	$92,694	$—	$—	$133,468
Price protection, sales returns and other allowances	$74,078	$50,114	$(57,982)	$3,095	$69,305
Allowance for doubtful accounts	1,440	—	(274)	—	1,166
Total accounts receivable allowances	$75,518	$50,114	$(58,256)	$3,095	$70,471

(1)Includes price protection of $65,336, $36,546 and $16,669; other allowances including rebates, discounts and cooperative advertising of $45,850, $23,073 and $24,402; and sales returns of $16,558, $4,879 and $9,043 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2017:

	Quarter
Fiscal Year Ended March 31, 2017	First	Second	Third	Fourth
Net revenue	$311,552	$420,167	$476,474	$571,555
Gross profit	120,171	214,562	165,399	256,657
(Loss) income from operations	(38,983)	47,194	(28,409)	111,503
Net (loss) income	$(38,567)	$36,432	$(29,842)	$99,280
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.46)	$0.42	$(0.33)	$0.97
Diluted (loss) earnings per share	$(0.46)	$0.39	$(0.33)	$0.89

	Quarter
Fiscal Year Ended March 31, 2016	First	Second	Third	Fourth
Net revenue	$275,297	$346,974	$414,221	$377,206
Gross profit (loss)	72,682	203,034	156,360	167,749
(Loss) income from operations	(62,637)	66,431	(59,197)	44,575
Net (loss) income	$(67,023)	$54,735	$(42,413)	$46,399
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.81)	$0.63	$(0.51)	$0.54
Diluted (loss) earnings per share	$(0.81)	$0.55	$(0.51)	$0.48

Basic and diluted (loss) earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted (loss) earnings per share information may not equal annual basic and diluted earnings per share.

23.   ACQUISITIONS

On January 31, 2017, we completed the acquisition of privately-held Social Point, S.L. (“Social Point”), a Spanish free-to-play mobile game developer, for consideration of $175,000 in cash and the issuance of 1,480,168 shares of the Company's common stock, plus contingent earn-out consideration of up to an aggregate of $25,900 in cash and shares of the Company's common stock. The cash portion was funded from our cash on hand. Certain of the shares that were issued to continuing employees are subject to transferability restrictions and forfeiture provisions requiring their continued employment subject to certain exceptions over the three-year period following the closing and are therefore considered share-based compensation over the service period.

We acquired Social Point to leverage its strong portfolio of technology, assembled workforce, and existing free-to-play mobile games in order to expand and enhance our game offerings, particularly on mobile platforms.

The acquisition-date fair value of the consideration transferred totaled $238,736, which consisted of the following:

Fair value of purchase consideration
Cash	$175,000
Common stock (1,071,739 shares)	57,327
Contingent earn-out	6,409
Total	$238,736

The fair value of the of the purchase consideration attributed to the common shares issued was calculated by using the Take-Two's closing share price on January 30, 2017, as the shares were transferred prior to the opening of the market on January 31, 2017.

The contingent earn-out consideration arrangement requires us to pay up to an aggregate of $25,900 in cash and shares of the Take-Two common stock, if Social Point achieves certain performance measures over the 12 and 24 month periods following the closing. The fair value of the contingent consideration arrangement at the acquisition date was $6,409. We estimated the fair value of the contingent consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. (Refer to Note 3.) As of March 31, 2017, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Social Point, although the recognized amount increased to $6,465 as a result of minor changes in estimates, the passage of time (reduced impact of discounting), and currency exchange rate fluctuations.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Social Point.

	Preliminary estimated fair value	Preliminary estimated weighted average useful life
Tangible net assets (liabilities) assumed	$(16,380)	N/A
Intangible Assets
Developed game technology	53,950	4 years
In-process R&D	14,700	N/A
Analytics technology	29,700	5 years
User base	9,000	1 year
Branding and trade names	4,200	9 years
Goodwill	143,566	N/A
Total	$238,736

Goodwill, which is not deductible for U.S. income tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The preliminary fair values of net tangible and intangible assets are management’s estimates based on the information available at the acquisition date.

The Company recognized $1,915 of acquisition related costs that were expensed in the current period. These costs are included in our Consolidated Statement of Operations within General and Administrative expenses.

The amounts of revenue and earnings of Social Point included in our Consolidated Statement of Operations from the acquisition date to the period ending March 31, 2017 are as follows:

February 1, 2017 to March 31, 2017
Net revenue	$2,903
Net loss	$(8,789)

The following represents the pro forma consolidated information (unaudited) as if Social Point had been included in our consolidated results for the entire years ending March 31, 2017 and 2016, and due to different fiscal period ends, combines the historical results of the Company for the year ended March 31, 2017 and 2016 and the historical results of Social Point for the years ended December 31, 2016 and 2015, respectively:

	12 months ended March 31,
	2017	2016
Net revenue	$1,815,233	1,429,634
Net income (loss)	$30,161	(61,805)

These amounts have been calculated after applying our accounting policies and adjusting the results of Social Point to reflect recognition of revenue over an estimated service period as compared to upfront recognition; the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on April 1, 2015; stock-based compensation expense associated with the 408,429 shares of the Company's common stock granted in the acquisition which vest over three years subject to continued employment; together with the consequential tax effects as though the acquisition occurred as of the beginning of the periods presented. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved based on these assumptions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 23, 2017

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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 23, 2017
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 23, 2017
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 23, 2017
/s/ ROBERT A. BOWMAN
Robert A. Bowman	Director	May 23, 2017
/s/ J MOSES
J Moses	Director	May 23, 2017
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 23, 2017
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 23, 2017

Signature	Title	Date
/s/ SUSAN TOLSON
Susan Tolson	Director	May 23, 2017