Form 10-Q
period 2017-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2017-08-03
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

As of July 31, 2017, there were 106,527,814 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	828,112	943,396
Short-term investments	452,949	448,932
Restricted cash	406,336	337,818
Accounts receivable, net of allowances of $52,262 and $66,483 at June 30, 2017 and March 31, 2017, respectively	229,197	219,558
Inventory	11,636	16,323
Software development costs and licenses	20,181	41,721
Deferred cost of goods sold	79,902	127,901
Prepaid expenses and other	84,823	59,593
Total current assets	2,113,136	2,195,242
Fixed assets, net	76,613	67,300
Software development costs and licenses, net of current portion	462,877	381,910
Deferred cost of goods sold, net of current portion	17,021	—
Goodwill	369,622	359,115
Other intangibles, net	133,330	110,262
Other assets	46,971	35,325
Total assets	3,219,570	3,149,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	36,934	31,892
Accrued expenses and other current liabilities	809,685	750,875
Deferred revenue	619,439	903,125
Total current liabilities	1,466,058	1,685,892
Long-term debt	212,864	251,929
Non-current deferred revenue	231,526	10,406
Other long-term liabilities	209,367	197,199
Total liabilities	2,119,815	2,145,426
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, $.01 par value, 200,000 shares authorized; 123,027 and 119,813 shares issued and 105,835 and 102,621 outstanding at June 30, 2017 and March 31, 2017, respectively	1,230	1,198
Additional paid-in capital	1,479,143	1,452,754
Treasury stock, at cost; 17,192 common shares at June 30, 2017 and March 31, 2017	(303,388)	(303,388)
Accumulated deficit	(39,648)	(99,694)
Accumulated other comprehensive loss	(37,582)	(47,142)
Total stockholders' equity	1,099,755	1,003,728
Total liabilities and stockholders' equity	3,219,570	3,149,154

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016
Net revenue	418,216	311,552
Cost of goods sold	194,569	191,380
Gross profit	223,647	120,172
General and administrative	60,603	46,743
Selling and marketing	52,214	71,134
Research and development	42,269	33,900
Business reorganization	10,599	—
Depreciation and amortization	7,743	7,378
Total operating expenses	173,428	159,155
Income (loss) from operations	50,219	(38,983)
Interest and other, net	(2,808)	(4,506)
Gain on long-term investments, net	—	1,350
Income (loss) before income taxes	47,411	(42,139)
Benefit from income taxes	12,865	3,572
Net income (loss)	60,276	(38,567)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.57	$(0.46)
Diluted earnings (loss) per share	$0.56	$(0.46)
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2017	2016
Net income (loss)	60,276	(38,567)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,476	(3,633)
Available-for-sale securities:
Unrealized gain, net on available-for-sale securities, net of taxes	84	206
Reclassification to earnings for realized gains, net on available for sale securities, net of taxes	—	4
Change in fair value of available for sale securities	84	210
Other comprehensive income (loss)	9,560	(3,423)
Comprehensive income (loss)	69,836	(41,990)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$60,276	$(38,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	18,206	41,034
Depreciation and amortization	7,743	7,378
Amortization and impairment of intellectual property	8,181	—
Stock-based compensation	24,071	15,100
Amortization of discount on Convertible Notes	5,237	6,098
Gain on conversions of Convertible Notes	(1,103)	—
Amortization of debt issuance costs	188	381
Other, net	(9,669)	(3,171)
Changes in assets and liabilities:
Restricted cash	(68,518)	(57,335)
Accounts receivable	(9,294)	28,226
Inventory	5,451	2,696
Software development costs and licenses	(71,829)	(62,392)
Prepaid expenses and other assets	(23,199)	(3,867)
Deferred revenue	(67,883)	(36,446)
Deferred cost of goods sold	32,233	17,223
Accounts payable, accrued expenses and other liabilities	71,281	36,394
Net cash used in operating activities	(18,628)	(47,248)
Investing activities:
Change in bank time deposits	(24,999)	78,691
Proceeds from available-for-sale securities	45,705	29,795
Purchases of available-for-sale securities	(33,159)	(30,836)
Purchases of commercial paper	(7,989)	—
Proceeds from commercial paper	16,500	—
Purchases of fixed assets	(16,092)	(4,230)
Asset acquisition	(25,381)	—
Proceeds from sale of long-term investment	—	1,350
Purchase of long-term investments	—	(1,885)
Net cash (used in) provided by investing activities	(45,415)	72,885
Financing activities:
Excess tax benefit from stock-based compensation	—	887
Tax payment related to net share settlements on restricted stock awards	(57,689)	(25,166)
Net cash used in financing activities	(57,689)	(24,279)
Effects of foreign currency exchange rates on cash and cash equivalents	6,448	(3,772)
Net change in cash and cash equivalents	(115,284)	(2,414)
Cash and cash equivalents, beginning of year	943,396	798,742
Cash and cash equivalents, end of period	$828,112	$796,328

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Revenue Recognition
As part of our on-going assessment of estimated service periods, during the three months ended June 30, 2017, we extended Grand Theft Auto V's estimated service period from 41 to 50 months. The change in estimate resulted in a decrease in net revenues of $25,683 and income from operations of $23,731 for the three months ended June 30, 2017. We expect this change in estimated service period to have a material impact on our Consolidated Financial Statements for fiscal 2018.

Recently Adopted Accounting Pronouncements
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
We adopted this update effective April 1, 2017. Upon adoption, using the modified retrospective transition method, we recognized previously unrecognized excess tax benefits as a deferred tax asset, which was fully offset by a valuation allowance, resulting in no net impact to retained earnings. Without the valuation allowance, our deferred tax asset would have increased by $24,594. We elected to apply the change in presentation of excess tax benefits as an operating activity in the statement of cash flow prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative effect adjustment of $323 to retained earnings (an increase in the accumulated deficit). The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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
We adopted this update as of April 1, 2017 and relied on the clarified definition to account for our acquisition of intellectual property related to Kerbal Space Program as an asset acquisition.
Recently Issued Accounting Pronouncements
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

The new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017 (April 1, 2018 for the Company), with early adoption permitted for annual reporting periods beginning after December 15, 2016 (April 1, 2017 for the Company). The Company will adopt the new standard effective April 1, 2018 using the cumulative catch-up transition method.

We anticipate this standard will have a material impact on our Consolidated Financial Statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from meaningful post-contract customer support ("PCS") such as unspecified content updates for which we do not have vendor specific objective evidence of fair value ("VSOE").

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

It is possible that our evaluation of the expected impact of the new standard on certain transactions could change if there are additional interpretations of the new revenue guidance that are different from our preliminary conclusions.
2. MANAGEMENT AGREEMENT
In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,337 during each of the three months ended June 30, 2017 and 2016. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses of $6,014 and $3,889 during the three months ended June 30, 2017 and 2016 respectively.
In connection with the 2014 Management Agreement, we granted restricted stock units as follows:

	Three Months Ended June 30,
	2017	2016
Time-based	66,122	107,551
Market-based(1)	122,370	199,038
Performance-based(1)
New IP	20,396	33,174
Major IP	20,394	33,172
Total—Performance-based	40,790	66,346
Total Restricted Stock Units	229,282	372,935
_______________________________________________________________________________

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in 2017 will vest on April 4, 2019, and those granted in 2016 will vest on April 1, 2018, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date.

Market-based restricted stock units granted in 2017 are eligible to vest on April 4, 2019, and those granted in 2016 are eligible to vest on April 1, 2018, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.
Performance-based restricted stock units granted in 2017 are eligible to vest on April 4, 2019, and those granted in 2016 are eligible to vest on April 1, 2018, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of June 30, 2017 for the "Major IP" performance-based restricted stock units granted in 2017 and 2016.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 602,217 and 898,526 as of June 30, 2017 and March 31, 2017, respectively. In addition to the restricted stock units granted to ZelnickMedia, 478,839 restricted stock units vested and 46,752 restricted stock units were forfeited during the three months ended June 30, 2017.
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

	June 30, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$522,035	$522,035	$—	$—	Cash and cash equivalents
Bank-time deposits	35,368	35,368	—	—	Cash and cash equivalents
Commercial paper	7,692	—	7,692	—	Cash and cash equivalents
Corporate bonds	230,015	—	230,015	—	Short-term investments
Bank-time deposits	200,945	200,945	—	—	Short-term investments
Commercial paper	17,519	—	17,519	—	Short-term investments
Mutual funds	4,470	—	4,470	—	Short-term investments
Foreign currency forward contracts	17	—	17	—	Prepaid expenses and other
Foreign currency forward contracts	(7,345)	—	(7,345)	—	Accrued and other current liabilities
Private equity	720	—	—	720	Other assets
Contingent consideration	6,808	—	—	6,808	Other long-term liabilities
Total recurring fair value measurements, net	$1,018,244	$758,348	$252,368	$7,528

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$646,386	$646,386	$—	$—	Cash and cash equivalents
Bank-time deposits	46,605	46,605	—	—	Cash and cash equivalents
Commercial paper	38,268	—	38,268	—	Cash and cash equivalents
Corporate bonds	243,019	—	243,019	—	Short-term investments
Bank-time deposits	175,745	175,745	—	—	Short-term investments
Commercial paper	25,936	—	25,936	—	Short-term investments
Mutual funds	4,232	—	4,232	—	Short-term investments
Foreign currency forward contracts	2	—	2	—	Prepaid expenses and other
Foreign currency forward contracts	(352)	—	(352)	—	Accrued and other current liabilities
Private equity	570	—	—	570	Other assets
Contingent consideration	6,465	—	—	6,465	Other long-term liabilities
Total recurring fair value measurements, net	$1,186,876	$868,736	$311,105	$7,035
The fair value of contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2017.
Debt
As of June 30, 2017, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $762,348. The fair value was determined using Level 2 inputs, observable market data, for the 1.00% Convertible Notes and their embedded option feature. See Note 9 for additional information regarding our 1.00% Convertible Notes.

4. SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following:

	June 30, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$200,945	$—	$—	$200,945
Available-for-sale securities:
Corporate bonds	230,070	110	(165)	230,015
Commercial paper	17,517	2	—	17,519
Mutual funds	4,337	147	(14)	4,470
Total short-term investments	$452,869	$259	$(179)	$452,949

	March 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$175,745	$—	$—	$175,745
Available-for-sale securities:
Corporate bonds	243,140	98	(219)	243,019
Commercial paper	25,938	5	(7)	25,936
Mutual funds	4,118	123	(9)	4,232
Total short-term investments	$448,941	$226	$(235)	$448,932

We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2017 or March 31, 2017.
The following table summarizes the contracted maturities of our short-term investments at June 30, 2017:

	June 30, 2017
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$358,780	$358,881
Due in 1 - 2 years	94,085	94,068
Total short-term investments	$452,865	$452,949
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

The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2017	March 31, 2017
Forward contracts to sell foreign currencies	$180,714	$177,549
Forward contracts to purchase foreign currencies	7,757	9,170
For the three months ended June 30, 2017 and 2016, we recorded a loss of $8,603 and a gain of $798, respectively, related to foreign currency forward contracts in interest and other, net in our Condensed Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
6. INVENTORY
Inventory balances by category are as follows:

	June 30, 2017	March 31, 2017
Finished products	$10,819	$15,530
Parts and supplies	817	793
Inventory	$11,636	$16,323
Estimated product returns included in inventory at June 30, 2017 and March 31, 2017 were $401 and $529, respectively.
7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	June 30, 2017		March 31, 2017
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$13,716	$377,790	$28,959	$310,229
Software development costs, externally developed	1,601	83,556	5,455	71,407
Licenses	4,864	1,531	7,307	274
Software development costs and licenses	$20,181	$462,877	$41,721	$381,910
During the three months ended June 30, 2017 and 2016, we recorded $684 and $9,068, respectively, of software development impairment charges (a component of cost of goods sold).
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	March 31, 2017

Software development royalties	$551,646	$492,133
Business reorganization	70,959	65,935
Compensation and benefits	41,837	44,843
Licenses	33,190	37,019
Deferred acquisition payments	25,000	25,000
Marketing and promotions	21,978	21,030
Other	65,075	64,915
Accrued expenses and other current liabilities	$809,685	$750,875

9. DEBT
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at June 30, 2017) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.48% at June 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at June 30, 2017 and March 31, 2017.
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
Information related to availability on our Credit Agreement is as follows:

	June 30, 2017	March 31, 2017
Available borrowings	$98,336	$98,320
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $110 for the three months ended June 30, 2017 and 2016. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00%

Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2017. Accordingly, as of July 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through September 30, 2017. During the three months ended June 30, 2017, 1.00% Convertible Notes with an aggregate principal amount of $44,369 were settled, which we elected to settle in shares of our common stock. Our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
As of June 30, 2017 and March 31, 2017, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $223,687 and $268,149, respectively by $538,661 and $470,456, respectively.
The following table provides additional information related to our 1.00% Convertible Notes:

	June 30, 2017	March 31, 2017
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$223,687	$268,149
Unamortized discount of the liability component	10,514	15,751
Carrying amount of debt issuance costs	309	469
Net carrying amount of 1.00% Convertible Notes	$212,864	$251,929

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended June 30,
	2017	2016
Cash interest expense (coupon interest expense)	$448	$719
Non-cash amortization of discount on 1.00% Convertible Notes	5,237	3,135
Amortization of debt issuance costs	160	107
Total interest expense related to 1.00% Convertible Notes	$5,845	$3,961
10. EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended June 30,
	2017	2016
Computation of Basic earnings (loss) per share:
Net income (loss)	$60,276	$(38,567)
Less: net income allocated to participating securities	$(588)	—
Net income (loss) for basic earnings (loss) per share calculation	$59,688	$(38,567)
Total weighted average shares outstanding—basic	105,494	84,588
Less: weighted average participating shares outstanding	(1,029)	—
Weighted average common shares outstanding—basic	104,465	84,588
Basic earnings (loss) per share	$0.57	$(0.46)
Computation of Diluted earnings (loss) per share:
Net income (loss)	$60,276	$(38,567)
Less: net income allocated to participating securities	$(522)	—
Add: interest expense, net of tax, on Convertible Notes	$5,750	—
Net income (loss) for diluted earnings (loss) per share calculation	$65,504	$(38,567)
Weighted average common shares outstanding—basic	105,494	84,588
Add: dilutive effect of common stock equivalents	13,288	—
Weighted average common shares outstanding—diluted	118,782	84,588
Less: weighted average participating shares outstanding	(1,029)	—
Weighted average common shares outstanding- diluted	117,753	84,588
Diluted earnings (loss) per share	$0.56	$(0.46)

Certain of our unvested restricted stock awards (including restricted stock units and time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS.
The calculation of EPS for common stock under the two-class method shown above for the three months ended June 30, 2017 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the three months ended June 30, 2016; therefore, the basic and diluted weighted average shares outstanding exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2016, we had 5,428 of unvested share-based awards that are excluded from the EPS calculation due to the net loss for those periods.
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
During the three months ended June 30, 2017, 1,868 restricted stock awards vested, and we issued 443 of unvested restricted stock awards and canceled 3 of unvested restricted stock awards.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities(1)	Total
Balance at March 31, 2017	$(47,666)	$600	$(76)	$(47,142)
Other comprehensive income before reclassifications	9,476	—	84	9,560
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Balance at June 30, 2017	$(38,190)	$600	$8	$(37,582)

	Three Months Ended June 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive income (loss) before reclassifications	(3,633)	—	206	(3,427)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	4
Balance at June 30, 2016	$(42,213)	$600	$294	$(41,319)
12. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we did not have any significant changes to our commitments since March 31, 2017.
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
13. BUSINESS REORGANIZATION
Fiscal 2018 Plan
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we incurred business reorganization expenses of $10,599 due primarily to employee separation costs. Through June 30, 2017, we paid $2,378 related to these reorganization activities. As of June 30, 2017, $5,024 remained accrued for in accrued expenses and other current liabilities and $3,197 in other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
Fiscal 2016 Plan
As of both June 30, 2017, and March 31, 2017, $65,935 remained accrued for in accrued expenses and other current liabilities for employee separation costs in connection with reorganizing one development studio and closing two development studios. See Note 12 for additional information.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should" "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 255 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes externally developed brands, such as Battleborn, Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.
On January 31, 2017, we acquired privately-held Social Point S.L. ("Social Point") for $175 million in cash and the issuance of 1,480,168 shares of our common stock, plus potential earn-out consideration of up to an aggregate of $25.9 million in cash and shares of our common stock. Founded in 2008 and headquartered in Barcelona, Spain, Social Point is a developer of popular free-to-play mobile games that focuses on delivering high-quality, deeply-engaging entertainment experiences. Social Point currently has multiple profitable titles in the market, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch over the next two years.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 40% of our net revenue for the three months ended June 30, 2017. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 72.3% and 68.6% of net revenue during the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and March 31, 2017, our five largest customers comprised 64.4% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 53.6% and 57.6% of such balance at June 30, 2017 and March 31, 2017, respectively. We had two customers who accounted for 35.2% and 18.4% of our gross accounts receivable as of June 30, 2017 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 82.5% of our net revenue by product platform for the three months ended June 30, 2017. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions, and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 64.1% of our net revenue by distribution channel for the three months ended June 30, 2017. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We did not release any key titles during the three months ended June 30, 2017.
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	Spring 2018
NBA 2K18	2K	Internal	Xbox One, Xbox 360, PS3, PS4, Switch, PC	September 19, 2017
WWE 2K18	2K	Internal/External	PS4, Xbox One	October 17, 2017
WWE 2K18	2K	Internal/External	Switch	Fall 2017

Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, and valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Revenue Recognition
As part of our on-going assessment of estimated service periods, during the three months ended June 30, 2017, we extended Grand Theft Auto V's estimated service period from 41 to 50 months. The change in estimate resulted in a decrease in net revenues of $25.7 million and income from operations of $23.7 million for the three months ended June 30, 2017.We expect this change in estimated service period to have a material impact on our Consolidated Financial Statements for fiscal 2018.

Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements for further discussion.

Results of Operations
The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended June 30,
(thousands of dollars)	2017		2016
Net revenue	$418,216	100.0%	$311,552	100.0%
Cost of goods sold	194,569	46.5%	191,380	61.4%
Gross profit	223,647	53.5%	120,172	38.6%
General and administrative	60,603	14.5%	46,743	15.0%
Selling and marketing	52,214	12.5%	71,134	22.8%
Research and development	42,269	10.1%	33,900	10.9%
Business reorganization	10,599	2.5%	—	—%
Depreciation and amortization	7,743	1.9%	7,378	2.4%
Total operating expenses	173,428	41.5%	159,155	51.1%
Income (loss) from operations	50,219	12.0%	(38,983)	(12.5)%
Interest and other, net	(2,808)	(0.7)%	(4,506)	(1.4)%
Gain on long-term investments, net	—	—	1,350	0.4%
Income (loss) before income taxes	47,411	11.3%	(42,139)	(13.5)%
Benefit from income taxes	12,865	3.1%	3,572	1.1%
Net income (loss)	60,276	14.4%	$(38,567)	(12.4)%

	Three Months Ended June 30,
	2017		2016
Net revenue by geographic region:
United States	$258,260	61.8%	$193,101	62.0%
International	159,956	38.2%	118,451	38.0%
Net revenue by product platform:
Console	$344,917	82.5%	$254,026	81.5%
PC and other	73,299	17.5%	57,526	18.5%
Net revenue by distribution channel:
Digital online	$268,235	64.1%	$172,078	55.2%
Physical retail and other	149,981	35.9%	139,474	44.8%
Three Months Ended June 30, 2017 Compared to June 30, 2016

(thousands of dollars)	2017	% of net revenue	2016	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$418,216	100.0%	$311,552	100.0%	$106,664	34.2%
Internal royalties	77,704	18.6%	59,673	19.2%	18,031	30.2%
Product costs	44,069	10.5%	44,979	14.4%	(910)	(2.0)%
Software development costs and royalties(1)	43,629	10.4%	63,659	20.4%	(20,030)	(31.5)%
Licenses	29,167	7.0%	23,069	7.4%	6,098	26.4%
Cost of goods sold	194,569	46.5%	191,380	61.4%	3,189	1.7%
Gross profit	$223,647	53.5%	$120,172	38.6%	$103,475	86.1%
_______________________________________________________________________________

(1)	Includes $3,481 and $4,386 of stock-based compensation expense in 2017 and 2016, respectively, in software development costs and royalties.
For the three months ended June 30, 2017, net revenue increased by $106.7 million as compared to the prior year period. This increase was due primarily to (i) an aggregate increase of $49.6 million from our NBA 2K franchise, (ii) an increase of $38.9 million from Grand Theft Auto Online and Grand Theft Auto V, (iii) an increase of $7.7 million from Mafia III which released in October 2016, and (iv) an increase of $6.5 million from Social Point titles with no comparable revenues in prior year period as it was acquired in January 2017.

Net revenue from console games increased by $90.9 million, and accounted for 82.5% of our total net revenue for the three months ended June 30, 2017, as compared to 81.5% for the in the prior year period. The increase in net revenue from console games was due primarily to (i) higher net revenues from our NBA 2K franchise, (ii) higher net revenues from Grand Theft Auto Online and Grand Theft Auto V, and (iii) higher revenues from Mafia III which released in November 2016. Net revenue from PC and other increased by $15.8 million and accounted for 17.5% of our total net revenue for the three months ended June 30, 2017, as compared to 18.5% for the prior year period. The increase in net revenue from PC and other was due primarily to higher net revenues from our NBA 2K franchise, Civilization VI which released in October 2016, Grand Theft Auto Online, and Social Point titles with no comparable revenues in the prior year period. These increases were partially offset by lower net revenues from our XCOM franchise.
Net revenue from digital online channels increased by $96.2 million and accounted for 64.1% of our total net revenue for the three months ended June 30, 2017, as compared to 55.2% for the the prior year period. The increase in net revenue from digital online channels was due to higher net revenue from our NBA 2K franchise, Grand Theft Auto V and Grand Theft Auto Online, and Mafia III, partially offset by lower net revenues from XCOM. Revenues from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions, and online play increased by $71.0 million and accounted for 63.2% of net revenue from digital online channels for the three months ended June 30, 2017, as compared to 57.0% of net revenue from digital online channels for the prior year period. The increase in revenues from recurrent consumer spending was primarily due to higher net revenues from our NBA 2K franchise and Grand Theft Auto Online. Net revenue from physical retail and other channels increased by $10.5 million and accounted for 35.9% of our total net revenues for the three months ended June 30, 2017, as compared to 44.8% for the same period in the prior year period. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from in-game advertising relating to Social Point titles with no comparable revenues in the prior year period as well as revenues from physical and retail sales of our NBA 2K franchise, Mafia III, and Bioshock Infinite, partially offset by lower net revenues from our Borderlands franchise.
Gross profit as a percentage of net revenue for the three months ended June 30, 2017 was 53.5% as compared to 38.6% for the prior year period. The increase was due primarily to lower amortization and of capitalized software costs as a percentage of net revenue in software development costs and royalties due to timing of release and an impairment recognized in the prior year period.
Net revenue earned outside of the United States increased by $41.5 million, and accounted for 38.2% of our total net revenue for the three months ended June 30, 2017, as compared to 38.0% in the prior year period. The increase in net revenue outside of the United States was due primarily to net revenues from Grand Theft Auto V and Grand Theft Auto Online, our NBA franchise, and Mafia III. Changes in foreign currency exchange rates decreased net revenue by $2.9 million and decreased gross profit by $1.4 million for the three months ended June 30, 2017 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
General and administrative	$60,603	14.5%	$46,743	15.0%	$13,860	29.7%
Selling and marketing	52,214	12.5%	71,134	22.8%	(18,920)	(26.6)%
Research and development	42,269	10.1%	33,900	10.9%	8,369	24.7%
Business reorganization	10,599	2.5%	—	—%	10,599	100.0%
Depreciation and amortization	7,743	1.9%	7,378	2.4%	365	4.9%
Total operating expenses(1)	$173,428	41.5%	$159,155	51.1%	$14,273	9.0%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
General and administrative	$13,120	$6,705
Selling and marketing	$2,585	$2,549
Research and development	$2,464	$1,460
Business reorganization	$2,421	$—

Changes in foreign currency exchange rates decreased total operating expenses by $0.8 million for the three months ended June 30, 2017, as compared to the prior year period.

General and administrative
General and administrative expenses increased by $13.9 million for the three months ended June 30, 2017, as compared to the prior year period, due primarily to increases in personnel expenses, including stock compensation expense, due to additional headcount, including our acquisition of Social Point, and increases in professional fees, related primarily to our management agreement with ZelnickMedia.
General and administrative expenses for the three months ended June 30, 2017 and 2016 included occupancy expense (primarily rent, utilities and office expenses) of $3.9 million and $3.7 million, respectively, related to our development studios.
Selling and marketing
Selling and marketing expenses decreased by $18.9 million for the three months ended June 30, 2017, as compared to the prior year period, due primarily to $17.4 million in lower advertising expenses. Advertising expenses were lower in the current year period due primarily to the releases of Battleborn in May 2016, XCOM2 for console in September 2016, and Mafia III and Civilization VI in October 2016.
Research and development
Research and development expenses increased by $8.4 million for the three months ended June 30, 2017, as compared to the prior year period, due primarily to higher production expenses for new titles in development that have not reached technological feasibility and costs at Social Point with no comparable amounts in prior year period.
Business reorganization
During the three months ended June 30, 2017, we announced and initiated actions to implement a strategic reorganization at one of our labels. In connection with this initiative, we incurred business reorganization expenses of $10.6 million for the three months ended June 30, 2017 due primarily to employee separation costs, with no corresponding costs in the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2017 was relatively flat as compared to the prior year period.
Interest and other, net
Interest and other, net was an expense of $2.8 million for the three months ended June 30, 2017, as compared to $4.5 million for the three months ended June 30, 2016. The decrease was due primarily to lower interest expense as a result of the settlement of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") in December 2016 and higher gains on early conversions of our 1.00% Convertible Notes, partially offset by foreign exchange transaction losses in the three months ended June 30, 2017 as compared to foreign exchange transaction gains in the prior year period.
Benefit from Income Taxes
The benefit from income taxes was $12.9 million for the three months ended June 30, 2017, as compared to $3.6 million for the three months ended June 30, 2016. The increase in tax benefit was primarily due to excess tax benefits from employee stock compensation that were recorded as a discrete benefit of approximately $16.5 million in the three months ended June 30, 2017. Our effective tax rate differed from the federal statutory rate due primarily to excess tax benefits relating to stock compensation, certain tax credits, changes in valuation allowances related to tax loss and tax credit carryforwards anticipated to be utilized, as well as mix of projected pre-tax income.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we recognized an income tax benefit for certain costs that are eligible in the United Kingdom on applicable video games. It is possible that the Company may become eligible to claim tax benefits on additional video games in future periods, which could have a material impact on our effective tax rate.
We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.
Net income (loss) and earnings (loss) per share
For the three months ended June 30, 2017, our net income was $60.3 million, as compared to a net loss of $38.6 million in the prior year period. For the three months ended June 30, 2017, basic earnings per share was $0.57 compared to a loss per share of $0.46 and diluted earnings per share was $0.56 as compared to a loss per share of $0.46 in the prior year period. Basic weighted average shares of 104.5 million were 19.9 million shares higher as compared to the prior year peirod, due primarily to the vesting of restricted stock awards as well as the settlement of our 1.75% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of June 30, 2017, we had $452.9 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at June 30, 2017), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.48% at June 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of June 30, 2017, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At June 30, 2017, we had no outstanding borrowings under the Credit Agreement.
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

Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2017. Accordingly, as of July 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through September 30, 2017. During the three months ended June 30, 2017, 1.00% Convertible Notes with an aggregate principal amount of $44.4 million were settled, which we elected to settle in shares of our common stock. Our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 72.3% and 68.6% of net revenue during the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and March 31, 2017, five customers accounted for 64.4% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 53.6% and 57.6% of such balances at June 30, 2017 and March 31, 2017, respectively. We had two customers who accounted for 35.2% and 18.4% of our gross accounts receivable as of June 30, 2017, respectively, and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of June 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $277.2 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is our intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event we needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.
Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. We did not repurchase any shares under this program during the three months ended June 30, 2017. As of June 30, 2017, we have repurchased a total of 5,171,330 shares of our common stock and have remaining availability of 9,046,353 shares under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2017	2016
Net cash used in operating activities	(18,628)	(47,248)
Net cash (used in) provided by investing activities	(45,415)	72,885
Net cash used in financing activities	(57,689)	(24,279)
Effects of foreign currency exchange rates on cash and cash equivalents	6,448	(3,772)
Net change in cash and cash equivalents	$(115,284)	$(2,414)
At June 30, 2017, we had $828.1 million of cash and cash equivalents, compared to $943.4 million at March 31, 2017. The decrease in cash and cash equivalents was due primarily to cash used in financing and investing activities. Net cash used in financing activities was primarily related to net share settlements of our stock-based awards. Net cash used in investing activities was primarily related to an asset acquisition and purchases of fixed assets. Net cash used in operating activities was due primarily to investments in software development and licenses and the funding of internal royalty payments.
Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. We did not have any significant changes to our commitments since March 31, 2017.
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
Off-Balance Sheet Arrangements
As of June 30, 2017 and March 31, 2017, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended June 30, 2017 and 2016, 38.2% and 38.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have VSOE for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period which generally ranges from 12 to 50 months. We regularly assess estimated service periods for these periods and update them when necessary. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of June 30, 2017, we had $452.9 million of short-term investments which included $252.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $828.1 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of June 30, 2017.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at June 30, 2017), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.48% at June 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At June 30, 2017, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2017 and 2016, our foreign currency translation adjustment was a gain of $9.5 million and a loss of $3.6 million, respectively. For the three months ended June 30, 2017 and 2016, we recognized a foreign currency exchange transaction loss of $1.1 million and a gain of $2.3 million respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed

Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2017, we had $180.7 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $7.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2017, we had $177.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $9.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2017 and 2016, we recorded a loss of $8.6 million and a gain of $0.8 million, respectively. As of June 30, 2017 the fair value of these contracts was a loss of $7.3 million and as of March 31, 2017 the fair value of these outstanding forward contracts was a loss $0.4 million and was included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2017, 38.2% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.8% In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. As of June 30, 2017, we have repurchased a total of 5,171,330 shares of our common stock under this program and 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended June 30, 2017. The table below details the share repurchases that were made by us during the three months ended June 30, 2017:

Period	Shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1 - 30, 2017	—	$—	—	9,046,353
May 1 - 31, 2017	37,778	$63.98	—	9,046,353
June 1 - 30, 2017	—	$—	—	9,046,353
_______________________________________________________________________________

(1)
All of the shares purchased during this period were purchased in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. None of the shares repurchased during the three months ended June 30, 2017 were part of the publicly announced share repurchase program.

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 2, 2017	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2017	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)