Form 10-Q
period 2017-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2017-11-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, there were 114,053,077 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$749,626	$943,396
Short-term investments	513,516	448,932
Restricted cash	469,101	337,818
Accounts receivable, net of allowances of $50,109 and $66,483 at September 30, 2017 and March 31, 2017, respectively	429,019	219,558
Inventory	36,431	16,323
Software development costs and licenses	41,983	41,721
Deferred cost of goods sold	115,135	127,901
Prepaid expenses and other	100,704	59,593
Total current assets	2,455,515	2,195,242
Fixed assets, net	86,689	67,300
Software development costs and licenses, net of current portion	595,076	381,910
Deferred cost of goods sold, net of current portion	10,820	—
Goodwill	381,359	359,115
Other intangibles, net	116,527	110,262
Other assets	50,394	35,325
Total assets	$3,696,380	$3,149,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,810	$31,892
Accrued expenses and other current liabilities	952,568	750,875
Deferred revenue	822,126	903,125
Total current liabilities	1,850,504	1,685,892
Long-term debt	52,369	251,929
Non-current deferred revenue	167,070	10,406
Other long-term liabilities	153,991	197,199
Total liabilities	$2,223,934	$2,145,426
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, $.01 par value, 200,000 shares authorized; 130,723 and 119,813 shares issued and 113,531 and 102,621 outstanding at September 30, 2017 and March 31, 2017, respectively	1,307	1,198
Additional paid-in capital	1,845,450	1,452,754
Treasury stock, at cost; 17,192 common shares at September 30, 2017 and March 31, 2017	(303,388)	(303,388)
Accumulated deficit	(42,451)	(99,694)
Accumulated other comprehensive loss	(28,472)	(47,142)
Total stockholders' equity	1,472,446	1,003,728
Total liabilities and stockholders' equity	$3,696,380	$3,149,154

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$443,562	$420,167	$861,778	$731,719
Cost of goods sold	246,548	205,605	441,117	396,985
Gross profit	197,014	214,562	420,661	334,734
Selling and marketing	76,914	80,187	129,128	151,321
General and administrative	60,824	49,685	121,427	96,428
Research and development	49,999	30,005	92,268	63,905
Depreciation and amortization	18,883	7,491	26,626	14,869
Business reorganization	1,713	—	12,312	—
Total operating expenses	208,333	167,368	381,761	326,523
Income (loss) from operations	(11,319)	47,194	38,900	8,211
Interest and other, net	(2,969)	(7,078)	(5,777)	(11,584)
Gain on long-term investments, net	—	—	—	1,350
Income (loss) before income taxes	(14,288)	40,116	33,123	(2,023)
(Benefit from) provision for income taxes	(11,552)	3,684	(24,417)	112
Net income (loss)	$(2,736)	$36,432	$57,540	$(2,135)
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.42	$0.54	$(0.03)
Diluted earnings (loss) per share	$(0.03)	$0.39	$0.53	$(0.03)
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(2,736)	$36,432	$57,540	$(2,135)
Other comprehensive income (loss):
Foreign currency translation adjustment	14,297	(1,394)	23,776	(5,027)
Cash flow hedges:
Change in fair value of effective cash flow hedge	(5,217)	—	(5,217)	—
Available-for-sale securities:
Unrealized gain (loss), net on available-for-sale securities, net of taxes	27	(163)	111	43
Reclassification to earnings for realized (gains) losses, net on available for sale securities, net of taxes	—	5	—	9
Change in fair value of available for sale securities	27	(158)	111	52
Other comprehensive income (loss)	9,107	(1,552)	18,670	(4,975)
Comprehensive income (loss)	$6,371	$34,880	$76,210	$(7,110)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$57,540	$(2,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	38,862	63,459
Depreciation	15,369	14,869
Amortization and impairment of intellectual property	17,286	—
Impairment of in-process research and development	11,257	—
Stock-based compensation	83,083	33,333
Amortization of discount on Convertible Notes	13,915	12,981
Gain on conversions of Convertible Notes	(4,141)	—
Amortization of debt issuance costs	482	779
Other, net	1,194	(2,912)
Changes in assets and liabilities:
Restricted cash	(131,283)	(106,940)
Accounts receivable	(209,198)	(212,032)
Inventory	(18,721)	(62,555)
Software development costs and licenses	(146,009)	(148,512)
Prepaid expenses and other assets	(45,089)	(8,560)
Deferred revenue	65,671	80,913
Deferred cost of goods sold	4,379	(17,287)
Accounts payable, accrued expenses and other liabilities	246,472	303,790
Net cash provided by (used in) operating activities	1,069	(50,809)
Investing activities:
Change in bank time deposits	(40,000)	66,841
Proceeds from available-for-sale securities	111,480	72,387
Purchases of available-for-sale securities	(134,273)	(74,552)
Purchases of fixed assets	(32,717)	(8,283)
Asset acquisition	(25,965)	—
Proceeds from sale of long-term investment	—	1,350
Purchase of long-term investments	—	(1,885)
Net cash (used in) provided by investing activities	(121,475)	55,858
Financing activities:
Excess tax benefit from stock-based compensation	—	1,143
Tax payment related to net share settlements on restricted stock awards	(86,125)	(30,621)
Net cash used in financing activities	(86,125)	(29,478)
Effects of foreign currency exchange rates on cash and cash equivalents	12,761	(4,310)
Net change in cash and cash equivalents	(193,770)	(28,739)
Cash and cash equivalents, beginning of year	943,396	798,742
Cash and cash equivalents, end of period	$749,626	$770,003

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
Revenue Recognition
As part of our on-going assessment of estimated service periods, in June 2017, we extended Grand Theft Auto V's estimated service period from 41 through 50 months, or through December 2018. We expect this change in estimated service period to have a material impact on our Consolidated Financial Statements for fiscal 2018. The impact of this change is shown in the table below.

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Change in net revenue	$(78,761)	$(104,445)
Change in income from operations	(72,633)	(96,364)
Change in net income	(66,245)	(88,154)
Change in earnings per share, basic	$(0.61)	$(0.82)
Change in earnings per share, diluted	$(0.59)	$(0.81)

Impairment of In-process Research & Development ("IPR&D")

During the three months ended September 30, 2017, as a result of our decision not to proceed with further development of certain IPR&D from the Social Point, S.L. ("Social Point") acquisition, we recognized an impairment charge of $11,257 in Depreciation and amortization expense in our Condensed Consolidated Statements of Operations.

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
We adopted this update effective April 1, 2017. Upon adoption, using the modified retrospective transition method, we recognized previously unrecognized excess tax benefits as a deferred tax asset, which was fully offset by a valuation allowance, resulting in no net impact to retained earnings. Without the valuation allowance, our deferred tax asset would have increased by $24,594. We elected to apply the change in presentation of excess tax benefits as an operating activity in the statement of cash flows prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative effect adjustment of $323 to retained earnings (an increase in the accumulated deficit). The other aspects of the new guidance did not have a material effect on the Company’s consolidated financial statements.
Accounting for Acquisitions or Disposals
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance is expected to reduce the number of transactions that need to be further evaluated. The new standard, as amended, will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018 (April 1, 2018 for the Company), with early adoption permitted. We adopted this update as of April 1, 2017.
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

We anticipate this standard will have a material impact on our Consolidated Financial Statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for on-line enabled games that benefit from meaningful post-contract customer support ("PCS") such as unspecified content updates for which we do not have vendor-specific objective evidence of fair value ("VSOE").

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
2. MANAGEMENT AGREEMENT
In May 2011, we entered into an amended management services agreement, (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,524 and $1,336 during the three months ended September 30, 2017 and 2016, respectively, and $3,861 and $2,673 during the six months ended September 30, 2017 and 2016, respectively. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses of $13,863 and $6,907 during the three months ended September 30, 2017 and 2016, respectively, and 19,877 and $10,796 during the six months ended September 30, 2017 and 2016, respectively.

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
Performance-based restricted stock units granted in 2017 are eligible to vest on April 4, 2019, and those granted in 2016 are eligible to vest on April 1, 2018, in each case provided that the 2014 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of September 30, 2017 for the "Major IP" performance-based restricted stock units granted in 2017 and 2016.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 602,217 and 898,526 as of September 30, 2017 and March 31, 2017, respectively. In addition to the restricted stock units granted to ZelnickMedia, 478,839 restricted stock units vested and 46,752 restricted stock units were forfeited during the six months ended September 30, 2017.
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

	September 30, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$408,621	$408,621	$—	$—	Cash and cash equivalents
Bank-time deposits	36,889	36,889	—	—	Cash and cash equivalents
Commercial paper	6,156	—	6,156	—	Cash and cash equivalents
Corporate bonds	6,311	—	6,311	—	Cash and cash equivalents
Bank-time deposits	216,545	216,545	—	—	Short-term investments
Corporate bonds	277,559	—	277,559	—	Short-term investments
Commercial paper	14,774	—	14,774	—	Short-term investments
Mutual funds	4,638	—	4,638	—	Short-term investments
Foreign currency forward contracts	5	—	5	—	Prepaid expenses and other
Foreign currency forward contracts	(50)	—	(50)	—	Accrued expense and other current liabilities
Cross-currency swap	(5,781)	—	(5,781)	—	Accrued expense and other current liabilities
Private equity	890	—	—	890	Other assets
Contingent consideration	(135)	—	—	(135)	Other long-term liabilities
Total recurring fair value measurements, net	$966,422	$662,055	$303,612	$755

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$646,386	$646,386	$—	$—	Cash and cash equivalents
Bank-time deposits	46,605	46,605	—	—	Cash and cash equivalents
Commercial paper	38,268	—	38,268	—	Cash and cash equivalents
Corporate bonds	243,019	—	243,019	—	Short-term investments
Bank-time deposits	175,745	175,745	—	—	Short-term investments
Commercial paper	25,936	—	25,936	—	Short-term investments
Mutual funds	4,232	—	4,232	—	Short-term investments
Foreign currency forward contracts	2	—	2	—	Prepaid expenses and other
Foreign currency forward contracts	(352)	—	(352)	—	Accrued and other current liabilities
Private equity	570	—	—	570	Other assets
Contingent consideration	(6,465)	—	—	(6,465)	Other long-term liabilities
Total recurring fair value measurements, net	$1,173,946	$868,736	$311,105	$(5,895)
The fair value of contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. During the three months ended September 30,

2017, we recognized a reduction to general and administrative expense of $7,012 for the decrease in fair value of the contingent consideration liability associated with the Social Point acquisition, which reduced the fair value of the contingent consideration liability to $135 after the impact of foreign exchange. The reduction resulted from the lower probability of Social Point achieving certain performance measures in the 12 and 24-month periods following the acquisition.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2017.
Debt
As of September 30, 2017, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $257,627. The fair value was determined using Level 2 inputs, observable market data, for the 1.00% Convertible Notes and their embedded option feature. See Note 9 for additional information regarding our 1.00% Convertible Notes.
4. SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following:

	September 30, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,545	$—	$—	$216,545
Available-for-sale securities:
Corporate bonds	277,598	112	(151)	277,559
Commercial paper	14,774	—	—	14,774
Mutual funds	4,489	162	(13)	4,638
Total short-term investments	$513,406	$274	$(164)	$513,516

	March 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$175,745	$—	$—	$175,745
Available-for-sale securities:
Corporate bonds	243,140	98	(219)	243,019
Commercial paper	25,938	5	(7)	25,936
Mutual funds	4,118	123	(9)	4,232
Total short-term investments	$448,941	$226	$(235)	$448,932
We consider various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2017 or March 31, 2017.

The following table summarizes the contracted maturities of our short-term investments at September 30, 2017:

	September 30, 2017
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$363,960	$364,085
Due in 1 - 2 years	149,446	149,431
Total short-term investments	$513,406	$513,516
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2017	March 31, 2017
Forward contracts to sell foreign currencies	$113,762	$177,549
Forward contracts to purchase foreign currencies	3,319	9,170
For the three months ended September 30, 2017 and 2016, we recorded a loss of $6,102 and $225, respectively, and for the six months ended September 30, 2017 and 2016, we recorded a loss of $14,705 and a gain $573, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement during the three months ended September 30, 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of September 30, 2017, the notional amount of the cross-currency swap is $129 million. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such there was no ineffectiveness during the period.
Changes in the fair value of this cross-currency swap are recorded in Accumulated other comprehensive income (loss) and offset the change in value of interest and principal payment as a result of changes in foreign exchange rates. Resulting gains or losses from the cross-currency swap are reclassified from Accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan. We recognize the difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the euro interest payments made to the swap counterparty in interest and other, net on our Condensed Consolidated Statement of Operations. There are no credit-risk related contingent features associated with these swaps.
6. INVENTORY
Inventory balances by category are as follows:

	September 30, 2017	March 31, 2017
Finished products	$27,647	$15,530
Parts and supplies	8,784	793
Inventory	$36,431	$16,323

Estimated product returns included in inventory at September 30, 2017 and March 31, 2017 were $234 and $529, respectively.
7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	September 30, 2017		March 31, 2017
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$33,017	$491,057	$28,959	$310,229
Software development costs, externally developed	2,614	103,499	5,455	71,407
Licenses	6,352	520	7,307	274
Software development costs and licenses	$41,983	$595,076	$41,721	$381,910
During the three months ended September 30, 2017 and 2016, we recorded $276 and $2,526, respectively, and during the six months ended September 30, 2017 and 2016, we recorded $960 and $11,594, respectively, of software development impairment charges (a component of cost of goods sold).
Liability Awards
During the three months ended September 30, 2017, we reclassified 5,550,000 time and performance based restricted stock units as equity awards. These awards were granted in prior periods and historically accounted for as liability awards as they previously could be settled only in cash and based on a contractually stipulated cash settlement value. However, in September 2017 at our Annual Meeting of Stockholders, we received stockholder approval to increase the number of shares of Common Stock for which awards may be granted and therefore now have the ability and intent to settle these awards in stock. As a result, we reclassified $74,707 from Other long-term liabilities to Additional paid-in capital within Stockholders' equity. Additionally, we recognized incremental cost of $112,789 to reflect the difference between the share price at the time of the modification and the contractually stipulated cash settlement value. Of these incremental costs, $84,176 was capitalized within Software development costs and licenses, net of current portion; $23,251 was recorded within Software development costs and royalties (a component of cost of goods sold); and $5,361 was recorded within Research and development costs. These awards are expected to vest between fiscal 2019 and fiscal 2022. As of September 30, 2017, the unrecognized compensation cost for these awards is $364,993.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	March 31, 2017

Software development royalties	$660,453	$492,133
Business reorganization	70,937	65,935
Licenses	57,241	37,019
Compensation and benefits	44,668	44,843
Deferred acquisition payments	25,000	25,000
Marketing and promotions	20,124	21,030
Other	74,145	64,915
Accrued expenses and other current liabilities	$952,568	$750,875
9. DEBT
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at September 30, 2017) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.24% at September 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at September 30, 2017 and March 31, 2017.

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
Information related to availability on our Credit Agreement is as follows:

	September 30, 2017	March 31, 2017
Available borrowings	$98,306	$98,320
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $111 and $111, respectively for the three months ended September 30, 2017 and 2016 and $221 and $221 for the six months ended September 30, 2017 and 2016, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2017. Accordingly, as of October 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2017. During the three and six months ended September 30, 2017, 1.00% Convertible Notes with an aggregate principal amount of $169,436 and $213,898 were settled, and an additional $2,104 were tendered for conversion with October 2017 settlement dates. We elected to settle in shares of our common stock. Our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
As of September 30, 2017 and March 31, 2017, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $54,252 and $268,149, respectively by $203,376 and $470,456, respectively.
The following table provides additional information related to our 1.00% Convertible Notes:

	September 30, 2017	March 31, 2017
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$54,252	$268,149
Unamortized discount of the liability component	1,837	15,751
Carrying amount of debt issuance costs	46	469
Net carrying amount of 1.00% Convertible Notes	$52,369	$251,929
The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cash interest expense (coupon interest expense)	$130	$698	$579	$1,417
Non-cash amortization of discount on 1.00% Convertible Notes	8,678	3,869	13,915	7,004
Amortization of debt issuance costs	263	127	423	234
Total interest expense related to 1.00% Convertible Notes	$9,071	$4,694	$14,917	$8,655

10. EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Computation of Basic earnings (loss) per share:
Net income (loss)	$(2,736)	$36,432	$57,540	$(2,135)
Less: net income allocated to participating securities	—	(745)	(487)	—
Net income (loss) for basic earnings (loss) per share calculation	$(2,736)	$35,687	$57,053	$(2,135)

Total weighted average shares outstanding—basic	109,430	87,176	107,232	84,990
Less: weighted average participating shares outstanding	—	(1,783)	(908)	—
Weighted average common shares outstanding—basic	109,430	85,393	106,324	84,990

Basic earnings (loss) per share	$(0.03)	$0.42	$0.54	$(0.03)

Computation of Diluted earnings (loss) per share:
Net income (loss)	$(2,736)	$36,432	$57,540	$(2,135)
Less: net income allocated to participating securities	—	(564)	(478)	—
Add: interest expense, net of tax, on Convertible Notes	—	8,669	—	—
Net income (loss) for diluted earnings (loss) per share calculation	$(2,736)	$44,537	$57,062	$(2,135)

Weighted average common shares outstanding—basic	109,430	85,393	106,324	84,990
Add: dilutive effect of common stock equivalents	—	29,809	3,032	—
Weighted average common shares outstanding—diluted	109,430	115,202	109,356	84,990
Less: weighted average participating shares outstanding	—	(1,783)	(908)	—
Weighted average common shares outstanding- diluted	109,430	113,419	108,448	$84,990

Diluted earnings (loss) per share	$(0.03)	$0.39	$0.53	$(0.03)
Certain of our unvested restricted stock awards (including restricted stock units and time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS.
The calculation of EPS for common stock under the two-class method shown above for the six months ended September 30, 2017 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the three months ended September 30, 2017 and the six months ended September 30, 2016; therefore, the basic and diluted weighted average shares outstanding for those periods exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three months ended September 30, 2017 and the six months ended September 30, 2016, we had 2,145,000 and 5,172,000, respectively, of unvested share-based awards that are excluded from the EPS calculation due to the net loss for those periods.
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

During the six months ended September 30, 2017, 2,700,000 restricted stock awards vested, we granted 600,000 unvested restricted stock awards, and 14,000 unvested restricted stock awards were forfeited.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities(1)	Total
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income before reclassifications	23,776	—	(5,781)	111	18,106
Amounts reclassified from accumulated other comprehensive loss	—	—	564	—	564
Balance at September 30, 2017	$(23,890)	$600	$(5,217)	$35	$(28,472)

	Six Months Ended September 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive income (loss) before reclassifications	(5,027)	—	43	(4,984)
Amounts reclassified from accumulated other comprehensive loss	—	—	9	9
Balance at September 30, 2016	$(43,607)	$600	$136	$(42,871)

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
Legal and Other Proceedings
We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business, which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
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
13. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we incurred business reorganization expenses of $1,713 during the three months ended September 30, 2017 due to true-up of estimates for employee separation costs and $12,312 during the six months ended September 30, 2017 due primarily to employee separation costs. Through September 30, 2017, we paid $2,547 related to these reorganization activities. As of September 30, 2017, $5,002 remained accrued for in Accrued expenses and other current liabilities and $4,763 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
14. INCOME TAXES
The benefit from income taxes for the three months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $11.6 million for the three months ended September 30, 2017 as compared to a provision of $3.7 million for the prior year period.
When compared to the statutory rate of 35%, the effective tax rate of 80.9% for the three months ended September 30, 2017, was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017, which required us to recognize $8.0 million of excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), as well as $2.5 million of tax benefits related to the reduction in a contingent consideration liability associated with the Social Point acquisition, partially offset by a $5.0 million decrease in the projected benefit related to tax credits.
The benefit from income taxes reported for the six months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $24.4 million for the six months ended September 30, 2017, as compared to a provision of $0.1 million for the prior year period.
When compared to the statutory rate of 35%, the effective tax rate of (73.7)% for the six months ended September 30, 2017 was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017, which required us to recognize $24.5 million of excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), $5.5 million of tax benefits from tax credits, and $5.4 million of tax benefits due to changes in our valuation allowance, as well as the mix of projected pre-tax income.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations may impact our effective tax rate in future periods.

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
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft's Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"), Nintendo's Switch, and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 270 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 37.4% of our net revenue for the six months ended September 30, 2017. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 71.7% and 69.4% of net revenue during the six months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and March 31, 2017, our five largest customers comprised 70.2% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 63.5% and 57.6% of such balance at September 30, 2017 and March 31, 2017, respectively. We had three customers who accounted for 29.9%, 17.2%, and 16.4% of our gross accounts receivable as of September 30, 2017 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.9% of our net revenue by product platform for the six months ended September 30, 2017. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 66.3% of our net revenue by distribution channel for the six months ended September 30, 2017. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the six months ended September 30, 2017:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K18	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC, Switch (digital)	September 19, 2017
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
WWE 2K18	2K	Internal/External	PS4, Xbox One	October 13, 2017 (released)
NBA 2K18	2K	Internal	Switch (physical)	October 17, 2017 (released)
L.A. Noire	Rockstar Games	Internal	PS4, Xbox One, Switch	November 14, 2017
L.A. Noire: The VR Case Files	Rockstar Games	Internal	HTC Vive	December 2017
WWE 2K18	2K	Internal/External	Switch	Fall 2017
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	Spring 2018

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
Revenue Recognition
As part of our on-going assessment of estimated service periods, during the three months ended June 30, 2017, we extended Grand Theft Auto V's estimated service period from 41 to 50 months, or through December 2018. We expect this change in estimated service period to have a material impact on our Consolidated Financial Statements for fiscal 2018. The impact of this change in estimate is further discussed in Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Results of Operations
The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by product platform and net revenue by distribution channel:

	Three Months Ended September 30,				Six Months Ended September 30,
(thousands of dollars)	2017		2016		2017		2016
Net revenue	$443,562	100.0%	$420,167	100.0%	$861,778	100.0%	$731,719	100.0%
Cost of goods sold	246,548	55.6%	205,605	48.9%	441,117	51.2%	396,985	54.3%
Gross profit	197,014	44.4%	214,562	51.1%	420,661	48.8%	334,734	45.7%
Selling and marketing	76,914	17.3%	80,187	19.1%	129,128	15.0%	151,321	20.7%
General and administrative	60,824	13.7%	49,685	11.8%	121,427	14.1%	96,428	13.2%
Research and development	49,999	11.3%	30,005	7.2%	92,268	10.7%	63,905	8.7%
Depreciation and amortization	18,883	4.3%	7,491	1.8%	26,626	3.1%	14,869	2.0%
Business reorganization	1,713	0.4%	—	—%	12,312	1.4%	—	—%
Total operating expenses	208,333	47.0%	167,368	39.9%	381,761	44.3%	326,523	44.6%
Income (loss) from operations	(11,319)	(2.6)%	47,194	11.2%	38,900	4.5%	8,211	1.1%
Interest and other, net	(2,969)	(0.7)%	(7,078)	(1.7)%	(5,777)	(0.7)%	(11,584)	(1.6)%
Gain on long-term investments, net	—	—	—	—%	—	—%	1,350	0.2%
Income (loss) before income taxes	(14,288)	(3.2)%	40,116	9.5%	33,123	3.8%	(2,023)	(0.3)%
(Benefit from) provision for income taxes	(11,552)	(2.6)%	3,684	0.8%	(24,417)	(2.8)%	112	—%
Net income (loss)	$(2,736)	(0.6)%	$36,432	8.7%	$57,540	6.7%	$(2,135)	(0.3)%

	Three Months Ended September 30,				Six Months Ended September 30,
	2017		2016		2017		2016
Net revenue by geographic region:
United States	$276,005	62.2%	$252,483	60.1%	$534,265	62.0%	$445,584	60.9%
International	167,557	37.8%	167,684	39.9%	327,513	38.0%	286,135	39.1%
Net revenue by product platform:
Console	$360,465	81.3%	$353,038	84.0%	$705,382	81.9%	$607,064	83.0%
PC and other	83,097	18.7%	67,129	16.0%	156,396	18.1%	124,655	17.0%
Net revenue by distribution channel:
Digital online	$302,886	68.3%	$230,759	54.9%	$571,122	66.3%	$402,837	55.1%
Physical retail and other	140,676	31.7%	189,408	45.1%	290,656	33.7%	328,882	44.9%
Three Months Ended September 30, 2017 Compared to September 30, 2016

(thousands of dollars)	2017	%	2016	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$443,562	100.0%	$420,167	100.0%	$23,395	5.6%
Internal royalties	104,049	23.5%	77,425	18.4%	26,624	34.4%
Product costs	42,563	9.6%	55,059	13.1%	(12,496)	(22.7)%
Software development costs and royalties(1)	66,782	15.1%	45,194	10.8%	21,588	47.8%
Licenses	33,154	7.5%	27,927	6.6%	5,227	18.7%
Cost of goods sold	246,548	55.6%	205,605	48.9%	40,943	19.9%
Gross profit	$197,014	44.4%	$214,562	51.1%	$(17,548)	(8.2)%
_______________________________________________________________________________

(1)	Includes $28,065 and $5,566 of stock-based compensation expense in 2017 and 2016, respectively, in software development costs and royalties.
For the three months ended September 30, 2017, net revenue increased by $23.4 million as compared to the prior year period. This increase was due primarily to an aggregate increase of $47.0 million from our NBA 2K franchise and an increase of $9.1 million from Social Point titles with no comparable revenues in prior year period as it was acquired in January 2017, partially offset by a decrease of $25.4 million from our BioShock franchise due to BioShock: The Collection releasing in September 2016 and a decrease of $7.2 million from Battleborn, which released in May 2016.
Net revenue from console games was relatively flat as compared to the prior year period and increased by $7.4 million, accounting for 81.3% of our total net revenue for the three months ended September 30, 2017, as compared to 84.0% for the prior year period. The increase in net revenue from console games was due primarily to higher net revenues from our NBA 2K franchise, and to a lesser extent higher net revenues from Grand Theft Auto Online and Grand Theft Auto V and revenues from Mafia III, which released in October 2016. These increases were offset by lower net revenues from our BioShock and XCOM franchises and a number of our other titles, none of which was individually significant. Net revenue from PC and other increased by $16.0 million and accounted for 18.7% of our total net revenue for the three months ended September 30, 2017, as compared to 16.0% for the prior year period. The increase in net revenue from PC and other was due primarily to higher net revenues from Social Point titles with no comparable revenues in the prior year period as it was acquired in January 2017, XCOM 2 driven by the release of an expansion pack in August 2017, and WWE SuperCard. These increases were partially offset by lower net revenues from Grand Theft Auto V.
Net revenue from digital online channels increased by $72.1 million and accounted for 68.3% of our total net revenue for the three months ended September 30, 2017, as compared to 54.9% for the prior year period. The increase in net revenue from digital online channels was due to higher net revenue from our NBA 2K franchise, Grand Theft Auto V and Grand Theft Auto Online, our XCOM and WWE 2K franchises, partially offset by lower net revenues from our BioShock franchise. Net revenue from physical retail and other channels decreased by $48.7 million and accounted for 31.7% of our total net revenues for the three months ended September 30, 2017, as compared to 45.1% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to our BioShock franchise and Grand Theft Auto V.
Revenues from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions increased by $85.5 million and accounted for 48.3% of net revenue for the three months ended September 30, 2017, as compared to 30.7% of net revenue for the prior year period. The increase in revenues from recurrent consumer spending was primarily due to higher net revenues from our NBA 2K franchise, Grand Theft Auto Online, XCOM, and WWE SuperCard.
Gross profit as a percentage of net revenue for the three months ended September 30, 2017 was 44.4% as compared to 51.1% for the prior year period. The decrease was due primarily to higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned. Additionally, we recognized incremental stock compensation costs of $23.3 million within cost of goods sold. The incremental costs resulted from previously issued share based awards, which were historically classified as liability awards, being modified to equity awards during the period. This modification reflects the impact of differences between the share price at the time of the modification and contractually stipulated cash settlement values of the awards prior to the modification.
Net revenue earned outside of the United States was relatively flat compared to the prior year period and decreased by $0.1 million, accounting for 37.8% of our total net revenue for the three months ended September 30, 2017, as compared to 39.9% in the prior year period. Changes in foreign currency exchange rates increased net revenue by $1.2 million and increased gross profit by $0.4 million for the three months ended September 30, 2017 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$76,914	17.3%	$80,187	19.1%	$(3,273)	(4.1)%
General and administrative	60,824	13.7%	49,685	11.8%	11,139	22.4%
Research and development	49,999	11.3%	30,005	7.2%	19,994	66.6%
Depreciation and amortization	18,883	4.3%	7,491	1.8%	11,392	152.1%
Business reorganization	1,713	0.4%	—	—%	1,713	100.0%
Total operating expenses(1)	$208,333	47.0%	$167,368	39.9%	$40,965	24.5%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$3,187	$2,279
General and administrative	$19,458	$9,774
Research and development	$8,301	$614

Changes in foreign currency exchange rates increased total operating expenses by $1.5 million for the three months ended September 30, 2017, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $3.3 million for the three months ended September 30, 2017, as compared to the prior year period, due primarily to $8.5 million in lower advertising expenses. Advertising expenses were lower in the current year period due primarily to decreased spend for the releases of Mafia III and Civilization VI in October 2016 with no corresponding spend in the current year, partially offset by higher advertising expenses for Grand Theft Auto Online and Red Dead Redemption 2. The overall decrease was partially offset by higher personnel costs due primarily to higher headcount, including our acquisition of Social Point, and increased stock and incentive compensation.
General and administrative
General and administrative expenses increased by $11.1 million for the three months ended September 30, 2017, as compared to the prior year period, due primarily to increases in professional fees, including stock and incentive compensation expense related primarily to our management agreement with ZelnickMedia due to the increase in our share price and increases in personnel expenses, due to additional headcount, including our acquisition of Social Point. The overall increase was partially offset primarily by a $7.0 million reduction of expense related to the fair value as of September 30, 2017 of contingent consideration included in the Social Point acquisition.
General and administrative expenses for the three months ended September 30, 2017 and 2016 included occupancy expense (primarily rent, utilities and office expenses) of $4.4 million and $3.9 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $20.0 million for the three months ended September 30, 2017, as compared to the prior year period. The increase was primarily due to increases in personnel expenses, due to additional headcount, including our acquisition of Social Point and due to a $5.4 million stock compensation charge due to a share-based award modification. This was partially offset by lower development costs for titles that have not yet reached technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses increased by $11.4 million for the three months ended September 30, 2017, as compared to the prior year period, due primarily to the recognition of an $11.3 million impairment charge as a result of our decision not to proceed with further development of certain IPR&D from our acquisition of Social Point.
Business reorganization
During the three months ended September 30, 2017, we recognized $1.7 million of business reorganization expense related to the true-up of an estimate relating to employee separation costs in connection with the implementation of a strategic reorganization at one of our labels, with no corresponding costs in the prior year period.
Interest and other, net
Interest and other, net was an expense of $3.0 million for the three months ended September 30, 2017, as compared to $7.1 million for the prior year period. The decrease was due primarily to lower interest expense as a result of the settlement of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") in December 2016 and higher gains on early conversions of our 1.00% Convertible Notes.
Benefit from Income Taxes
The benefit from income taxes for the three months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $11.6 million for the three months ended September 30, 2017 as compared to a provision of $3.7 million for the prior year period.
When compared to the statutory rate of 35%, the effective tax rate of 80.9% for the three months ended September 30, 2017, was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017, which required us to recognize $8.0 million of excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), as well as $2.5 million of tax benefits related to a reduction in a contingent consideration liability associated with the Social Point acquisition, partially offset by a $5.0 million decrease in the projected benefit related to tax credits. We anticipate that additional excess tax benefits and tax credits may arise in future periods both of which could have a significant impact on our effective tax rate.

In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of 9.2% was primarily due to tax benefits of $5.0 million due to changes in valuation allowance and to a lesser extent tax credits and mix of earnings.
The change in effective tax rate, when compared to the prior year period is primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits and/or the expiration of the statute of limitations may impact our effective tax rate in future periods.
Net (loss) income and (loss) earnings per share
For the three months ended September 30, 2017, our net loss was $2.7 million, as compared to net income of $36.4 million in the prior year period. For the three months ended September 30, 2017, basic and diluted loss per share was $0.03 compared to basic earnings per share of $0.42 and diluted earnings per share of $0.39 in the prior year period. Basic weighted average shares of 109.4 million were 24.0 million shares higher as compared to the prior year period, due primarily to the vesting of restricted stock awards as well as the settlement of our 1.75% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Six Months Ended September 30, 2017 Compared to September 30, 2016

(thousands of dollars)	2017	%	2016	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$861,778	100.0%	$731,719	100.0%	$130,059	17.8%
Internal royalties	181,753	21.1%	137,098	18.7%	44,655	32.6%
Software development costs and royalties(1)	110,411	12.8%	108,853	14.9%	1,558	1.4%
Product costs	86,632	10.1%	100,038	13.7%	(13,406)	(13.4)%
Licenses	62,321	7.2%	50,996	7.0%	11,325	22.2%
Cost of goods sold	441,117	51.2%	396,985	54.3%	44,132	11.1%
Gross profit	$420,661	48.8%	$334,734	45.7%	85,927	25.7%

(1)	Includes $31,546 and $9,952 of stock-based compensation expense in 2017 and 2016, respectively, in software development costs and royalties.
For the six months ended September 30, 2017, net revenue increased by $130.1 million as compared to the prior year period. This increase was due primarily to (i) an aggregate increase of $96.6 million from our NBA 2K franchise, (ii) an increase of $40.9 million from Grand Theft Auto Online and Grand Theft Auto V, and (iii) an increase of $15.6 million from Social Point titles with no comparable revenues in prior year period as it was acquired in January 2017. These increases were partially offset by a decrease in BioShock: The Collection, which released in September 2016.
Net revenue from console games increased by $98.3 million and accounted for 81.9% of our total net revenue for the six months ended September 30, 2017, as compared to 83.0% for the prior year period. The increase in net revenue from console games was due primarily to our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V. These increases were offset by a decrease in our BioShock franchise. Net revenue from PC and other increased by $31.7 million and accounted for 18.1% of our total net revenue for the six months ended September 30, 2017, as compared to 17.0% for the prior year period. The increase in net revenue from PC and other was due primarily to higher in-game advertising revenues from our Social Point titles with no comparable revenues in the prior year period, our NBA 2K franchise, our WWE 2K franchise, and our Civilization franchise. These increases were partially offset by lower net revenues from Grand Theft Auto V and Grand Theft Auto Online.
Net revenue from digital online channels increased by $168.3 million and accounted for 66.3% of our total net revenue for the six months ended September 30, 2017, as compared to 55.1% for the prior year period. The increase in net revenue from digital online channels was due to our NBA 2K franchise, Grand Theft Auto V and Grand Theft Auto Online. Net revenue from physical retail and other channels decreased by $38.2 million and accounted for 33.7% of our total net revenues for the six months ended September 30, 2017, as compared to 44.9% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to our BioShock franchise, Grand Theft Auto V, and our XCOM franchise. These decreases were partially offset from higher revenues from in-game advertising relating to Social Point titles with no comparable revenues in the prior year period.

Revenues from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions increased by $160.3 million and accounted for 44.9% of net revenue for the six months ended September 30, 2017, as compared to 30.9% of net revenue for the prior year period. The increase in revenues from recurrent consumer spending was primarily due to our NBA 2K franchise and Grand Theft Auto Online.
Gross profit as a percentage of net revenue for the six months ended September 30, 2017 was 48.8% as compared to 45.7% for the prior year period. The increase was due primarily to lower software development costs and royalties as a percentage of net revenue as well as lower product costs due to the decrease in net revenue from physical and retail sales. Offsetting these decreases in costs as a percentage of net revenue were $23.3 million of incremental stock compensation costs within cost of goods sold. These incremental costs resulted from previously issued share based awards, which were historically classified as liability awards, being modified to equity awards during the period. This modification reflects the impact of differences between the share price at the time of the modification and contractually stipulated cash settlement values of the awards prior to the modification.
Net revenue earned outside of the United States increased by $41.4 million, and accounted for 38.0% of our total net revenue for the six months ended September 30, 2017, as compared to 39.1% in the prior year period. The increase in net revenue outside of the United States was due primarily to Grand Theft Auto V and Grand Theft Auto Online, our NBA franchise, our Social Point titles with no comparable revenues in the prior year period, and Mafia III. These increases were offset by decreases in our BioShock franchise and Battleborn. Changes in foreign currency exchange rates decreased net revenue by $1.7 million and decreased gross profit by $0.9 million for the six months ended September 30, 2017 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$129,128	15.0%	$151,321	20.7%	$(22,193)	(14.7)%
General and administrative	121,427	14.1%	96,428	13.2%	24,999	25.9%
Research and development	92,268	10.7%	63,905	8.7%	28,363	44.4%
Depreciation and amortization	26,626	3.1%	14,869	2.0%	11,757	79.1%
Business reorganization	12,312	1.4%	—	—%	12,312	100.0%
Total operating expenses (1)	$381,761	44.3%	$326,523	44.6%	$55,238	16.9%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$5,772	$4,828
General and administrative	$32,578	$16,479
Research and development	$10,766	$2,074
Business reorganization	$2,421	$—
Changes in foreign currency exchange rates decreased total operating expenses by $1.4 million for the six months ended September 30, 2017, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $22.2 million for the six months ended September 30, 2017, as compared to the prior year period, due primarily to $31.4 million in lower advertising expenses. Advertising expenses were lower in the current year period due primarily to the releases of Mafia III and Civilization VI in October 2016 and Battleborn in May 2016, partially offset by higher marketing for Grand Theft Auto Online and Read Dead Redemption 2. These decreases were partially offset by higher personnel expenses, primarily due to higher incentive compensation expense.
General and administrative
General and administrative expenses increased by $25.0 million for the six months ended September 30, 2017, as compared to the prior year period, due primarily to increases in personnel expenses, including stock and incentive compensation expense, due to additional headcount, including our acquisition of Social Point, and increases in professional fees, related primarily to our management agreement with ZelnickMedia. The overall increase was partially offset primarily by a $7.0 million reduction of expense related to the fair value as of September 30, 2017 of contingent consideration included in the Social Point acquisition.

General and administrative expenses for the six months ended September 30, 2017 and 2016 included occupancy expense (primarily rent, utilities and office expenses) of $8.7 million and $7.6 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $28.4 million for the six months ended September 30, 2017, as compared to the prior year period, due primarily to increased personnel expense due to increased headcount, including our acquisition of Social Point, and due to a $5.4 million stock compensation charge due to a share-based award modification. These increases were partially offset by lower production expenses for titles that have not reached technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2017 increased by $11.8 million, as compared to the prior year period, due primarily to the recognition of an $11.3 million impairment charge as a result of our decision not to proceed with further development of certain IPR&D from our acquisition of Social Point.
Business reorganization
During the six months ended September 30, 2017, we announced and initiated actions to implement a strategic reorganization at one of our labels. In connection with this initiative, we incurred business reorganization expenses of $12.3 million for the six months ended September 30, 2017 due primarily to employee separation costs in connection with a strategic reorganization at one of our labels, with no corresponding costs in the prior year period.
Interest and other, net
Interest and other, net was an expense of $5.8 million for the six months ended September 30, 2017, as compared to $11.6 million for the prior year period. The decrease was due primarily to lower interest expense as a result of the settlement of our 1.75% Convertible Notes in December 2016 and higher gains on early conversions of our 1.00% Convertible Notes, partially offset by foreign exchange transaction losses in the six months ended September 30, 2017 as compared to foreign exchange transaction gains in the prior year period.
Benefit from Income Taxes
The benefit from income taxes for the six months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $24.4 million for the six months ended September 30, 2017, as compared to a provision of $0.1 million for the prior year period.
When compared to the statutory rate of 35%, the effective tax rate of (73.7)% for the six months ended September 30, 2017 was primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017, which required us to recognize $24.5 million of excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), $5.5 million of tax benefits from tax credits, and $5.4 million of tax benefits due to changes in our valuation allowance, as well as the mix of projected pre-tax income. We anticipate that additional excess tax benefits and tax credits may arise in future periods both of which could have a significant impact on our effective tax rate.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of (5.6)% was primarily due to the impact of tax credits of $0.3 million and to a lesser extent changes in valuation allowance and mix of earnings.
The change in effective tax rate, when compared to the prior year period is primarily due to the adoption of ASU 2016-09, Compensation - Stock Compensation, as of April 1, 2017.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations may impact our effective tax rate in future periods.
Net income (loss) and earnings (loss) per share
For the six months ended September 30, 2017, our net income was $57.5 million, as compared to a net loss of $2.1 million in the prior year period. For the six months ended September 30, 2017, basic earnings per share was $0.54 compared to loss per share of $0.03 and diluted earnings per share was $0.53 as compared to loss per share of $0.03 in the prior year period. Basic weighted average shares of 106.3 million were 21.3 million shares higher as compared to the prior year period, due primarily to the vesting of restricted stock awards as well as the settlement of our 1.75% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of September 30, 2017, we had $513.5 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In April 2016, we entered into a Sixth Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at September 30, 2017), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.24% at September 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of September 30, 2017, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At September 30, 2017, we had no outstanding borrowings under the Credit Agreement.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended September 30, 2017. Accordingly, as of October 1, 2017, the 1.00% Convertible Notes may be converted at the holder's option through December 31, 2017. During the three months ended September 30, 2017, 1.00% Convertible Notes with an aggregate principal amount of $169.4 million were tendered for conversion, which we elected to settle in shares of our common stock. Our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 71.7% and 69.4% of net revenue during the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and March 31, 2017, five customers accounted for 70.2% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 63.5% and 57.6% of such balances at September 30, 2017 and March 31, 2017, respectively. We had three customers who accounted for 29.9%, 17.2%, and 16.4% of our gross accounts receivable as of September 30, 2017, respectively, and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of September 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $310 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. In the event we needed to repatriate funds from outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments, as the taxable event would likely be offset by the utilization of the then available tax credits.
Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. We did not repurchase any shares under this program during the three months ended September 30, 2017. As of September 30, 2017, we have repurchased a total of 5,171,330 shares of our common stock and have remaining availability of 9,046,353 shares under our share repurchase authorization. We are authorized to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2017	2016
Net cash provided by (used in) operating activities	1,069	(50,809)
Net cash (used in) provided by investing activities	(121,475)	55,858
Net cash used in financing activities	(86,125)	(29,478)
Effects of foreign currency exchange rates on cash and cash equivalents	12,761	(4,310)
Net change in cash and cash equivalents	$(193,770)	$(28,739)
At September 30, 2017, we had $749.6 million of cash and cash equivalents, compared to $943.4 million at March 31, 2017. The decrease in cash and cash equivalents was due primarily to cash used in financing and investing activities. Net cash used in financing activities was primarily related to net share settlements of our stock-based awards. Net cash used in investing activities was primarily related to bank time deposits, purchases of fixed assets, and an asset acquisition. Net cash provided by operating activities was due primarily to sales and the timing of payments.
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
Off-Balance Sheet Arrangements
As of September 30, 2017 and March 31, 2017, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2017 and 2016, 37.8% and 39.9%, respectively, and for the six months ended September 30, 2017 and 2016, 38.0% and 39.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have vendor-specific objective evidence ("VSOE") for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period, which generally ranges from 12 to 50 months. We regularly assess estimated service periods and update them when necessary. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of September 30, 2017, we had $513.5 million of short-term investments, which included $297.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $749.6 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2017.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.25% at September 30, 2017), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.24% at September 30, 2017), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At September 30, 2017, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes, see Note 9 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended September 30, 2017 and 2016, our foreign currency translation adjustment was a gain of $14.3 million and a loss of $1.4 million, respectively, and for the six months ended September 30, 2017 and 2016, we recognized a foreign currency translation adjustment gain of $23.8 million and a loss of $5.0 million, respectively. For the three months ended September 30, 2017 and 2016, we recognized a foreign currency exchange transaction loss of $0.6 million and a gain of $0.2 million respectively, and for the six months ended September 30, 2017 and 2016, we recognized a foreign currency exchange transaction loss of $1.7 million and a gain of $2.5 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.

Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2017, we had $113.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $3.3 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2017, we had $177.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $9.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2017 and 2016, we recorded a loss of $6.1 million and a loss of $0.2 million, respectively, and for the six months ended September 30, 2017, we recorded a loss of $14.7 million and a gain of $0.6 million, respectively. As of September 30, 2017 the fair value of these contracts was a loss of $0.1 million and as of March 31, 2017 the fair value of these outstanding forward contracts was a loss $0.4 million and was included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended September 30, 2017, 37.8% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.8% In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business, which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. As of September 30, 2017, we have repurchased a total of 5,171,330 shares of our common stock under this program and 9,046,353 shares of common stock remain available for repurchase under the Company's share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2017. The table below details that no share repurchases were made by us during the three months ended September 30, 2017:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2017	—	$—	—	9,046
August 1-31, 2017	—	$—	—	9,046
September 1-30, 2017	—	$—	—	9,046
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
3.1
Amended And Restated Bylaws of Take-Two Interactive Software, Inc., effective as of September 15, 2017 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2017)

10.1
Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2017)

10.2
Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France (incorporated by reference to Annex C of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2017)

10.3
Take-Two Interactive Software, Inc. 2017 Global Employee Stock Purchase Plan (incorporated by reference to Annex D of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2017)

10.4	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan
10.5	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan
10.6	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan
10.7	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: November 7, 2017	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2017	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)