Form 10-Q
period 2017-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2018-02-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-34003
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0350842 (I.R.S. Employer Identification No.)
110 West 44th Street New York, New York (Address of principal executive offices)	10036 (Zip Code)
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

As of January 31, 2018, there were 114,398,287 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774,455	$943,396
Short-term investments	547,329	448,932
Restricted cash	374,806	337,818
Accounts receivable, net of allowances of $67,685 and $66,483 at December 31, 2017 and March 31, 2017, respectively	425,931	219,558
Inventory	30,857	16,323
Software development costs and licenses	39,369	41,721
Deferred cost of goods sold	164,112	127,901
Prepaid expenses and other	90,865	59,593
Total current assets	2,447,724	2,195,242
Fixed assets, net	96,570	67,300
Software development costs and licenses, net of current portion	586,866	381,910
Goodwill	389,728	359,115
Other intangibles, net	108,112	110,262
Other assets	53,610	35,325
Total assets	$3,682,610	$3,149,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,998	$31,892
Accrued expenses and other current liabilities	907,345	750,875
Deferred revenue	1,118,774	903,125
Total current liabilities	2,072,117	1,685,892
Long-term debt	13,838	251,929
Non-current deferred revenue	44,501	10,406
Other long-term liabilities	151,334	197,199
Total liabilities	$2,281,790	$2,145,426
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $.01 par value, 200,000 shares authorized; 132,581 and 119,813 shares issued and 114,325 and 102,621 outstanding at December 31, 2017 and March 31, 2017, respectively	1,326	1,198
Additional paid-in capital	1,861,424	1,452,754
Treasury stock, at cost; 18,256 common shares at December 31, 2017 and 17,192 at March 31, 2017	(413,524)	(303,388)
Accumulated deficit	(17,311)	(99,694)
Accumulated other comprehensive loss	(31,095)	(47,142)
Total stockholders' equity	1,400,820	1,003,728
Total liabilities and stockholders' equity	$3,682,610	$3,149,154

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net revenue	$480,840	$476,473	$1,342,618	$1,208,192
Cost of goods sold	267,983	311,074	709,100	708,059
Gross profit	212,857	165,399	633,518	500,133
Selling and marketing	79,513	95,820	208,641	247,141
General and administrative	65,951	52,939	187,378	149,367
Research and development	49,977	37,589	142,245	101,494
Depreciation and amortization	7,864	7,460	34,490	22,329
Business reorganization	700	—	13,012	—
Total operating expenses	204,005	193,808	585,766	520,331
Income (loss) from operations	8,852	(28,409)	47,752	(20,198)
Interest and other, net	3,374	(3,715)	(2,403)	(15,298)
Gain on long-term investments, net	—	—	—	1,350
Income (loss) before income taxes	12,226	(32,124)	45,349	(34,146)
Benefit from income taxes	(12,914)	(2,282)	(37,331)	(2,169)
Net income (loss)	$25,140	$(29,842)	$82,680	$(31,977)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.22	$(0.33)	$0.76	$(0.37)
Diluted earnings (loss) per share	$0.21	$(0.33)	$0.74	$(0.37)
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$25,140	$(29,842)	$82,680	$(31,977)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(385)	(5,040)	23,391	(10,067)
Cash flow hedges:
Change in fair value of effective cash flow hedge	(1,423)	—	(6,639)	—
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	(816)	(264)	(705)	(221)
Reclassification to earnings for realized losses, net on available for sale securities, net of taxes	—	—	—	9
Change in fair value of available for sale securities	(816)	(264)	(705)	(212)
Other comprehensive (loss) income	(2,624)	(5,304)	16,047	(10,279)
Comprehensive income (loss)	$22,516	$(35,146)	$98,727	$(42,256)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2017	2016
Operating activities:
Net income (loss)	$82,680	$(31,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	62,235	130,019
Depreciation	23,233	22,329
Amortization and impairment of intellectual property	26,470	1,398
Impairment of in-process research and development	11,257	—
Stock-based compensation	96,111	55,421
Amortization of discount on Convertible Notes	15,424	17,870
Gain on conversions of Convertible Notes	(4,855)	—
Amortization of debt issuance costs	554	1,078
Other, net	3,432	(3,604)
Changes in assets and liabilities:
Restricted cash	(36,988)	(17,372)
Accounts receivable	(206,084)	(160,095)
Inventory	(12,976)	(15,876)
Software development costs and licenses	(186,373)	(194,422)
Prepaid expenses and other assets	(39,133)	(31,460)
Deferred revenue	238,590	302,728
Deferred cost of goods sold	(33,578)	(66,502)
Accounts payable, accrued expenses and other liabilities	164,086	230,067
Net cash provided by operating activities	204,085	239,602
Investing activities:
Change in bank time deposits	10,000	66,841
Proceeds from available-for-sale securities	172,925	101,357
Purchases of available-for-sale securities	(282,596)	(104,357)
Purchases of fixed assets	(47,478)	(14,369)
Asset acquisition	(25,965)	—
Proceeds from sale of long-term investment	—	1,350
Purchase of long-term investments	—	(1,885)
Business acquisition	(9,401)	(750)
Net cash (used in) provided by investing activities	(182,515)	48,187
Financing activities:
Excess tax benefit from stock-based compensation	—	1,499
Tax payment related to net share settlements on restricted stock awards	(94,930)	(36,734)
Repurchase of Common Stock	(110,136)	—
Net cash used in financing activities	(205,066)	(35,235)
Effects of foreign currency exchange rates on cash and cash equivalents	14,555	(11,866)
Net change in cash and cash equivalents	(168,941)	240,688
Cash and cash equivalents, beginning of year	943,396	798,742
Cash and cash equivalents, end of period	$774,455	$1,039,430

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except share and per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our new Private Division label and Social Point, a leading developer of mobile games. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
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

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Change in net revenue	$(78,761)	$(183,206)
Change in income from operations	(72,633)	(168,997)
Change in net income	(57,150)	(145,303)
Change in earnings per share, basic	$(0.50)	$(1.33)
Change in earnings per share, diluted	$(0.49)	$(1.30)

Impairment of In-process Research & Development ("IPR&D")

During our second fiscal quarter, as a result of our decision not to proceed with further development of certain IPR&D from the Social Point, S.L. ("Social Point") acquisition, we recognized an impairment charge of $11,257 in Depreciation and amortization expense in our Condensed Consolidated Statements of Operations.

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
We adopted this update effective April 1, 2017. Upon adoption, using the modified retrospective transition method, we recognized previously unrecognized excess tax benefits as a deferred tax asset, which was fully offset by a valuation allowance, resulting in no net impact to retained earnings. Without the valuation allowance, our deferred tax asset would have increased by $24,594. We elected to apply the change in presentation of excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative effect adjustment of $323 to retained earnings (an increase in the accumulated deficit). The other aspects of the new guidance did not have a material effect on our Consolidated Financial Statements.
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
2. MANAGEMENT AGREEMENT
In March 2014, we entered into an amended management services agreement, (the "2014 Management Agreement"), with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. The 2014 Management Agreement became effective April 1, 2014. The 2014 Management Agreement provided for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In November 2017, we entered into a new management agreement, (the "2017 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018 and supersedes and replaces the 2014 Management Agreement, except as otherwise contemplated by the 2017 Management Agreement. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,435 and $2,440 during the three months ended December 31, 2017 and 2016, respectively, and $6,296 and $5,113 during the nine months ended December 31, 2017 and 2016, respectively. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in general and administrative expenses of $10,351 and $7,066 during the three months ended December 31, 2017 and 2016, respectively, and $30,228 and $17,862 during the nine months ended December 31, 2017 and 2016, respectively.

In connection with the 2014 Management Agreement, we have granted restricted stock units as follows:

	Nine Months Ended December 31,
	2017	2016
Time-based	66,122	107,551
Market-based(1)	122,370	199,038
Performance-based(1)
New IP	20,396	33,174
Major IP	20,394	33,172
Total—Performance-based	40,790	66,346
Total Restricted Stock Units	229,282	372,935
_______________________________________________________________________________

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in 2017 will vest on April 4, 2019, and those granted in 2016 will vest on April 2, 2018, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in 2017 are eligible to vest on April 4, 2019, and those granted in 2016 are eligible to vest on April 2, 2018, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.
Performance-based restricted stock units granted in 2017 are eligible to vest on April 4, 2019, and those granted in 2016 are eligible to vest on April 2, 2018, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). Each reporting period we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of December 31, 2017 for the "Major IP" performance-based restricted stock units granted in 2017 and 2016.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 602,217 and 898,526 as of December 31, 2017 and March 31, 2017, respectively. 478,839 restricted stock units previously granted to ZelnickMedia, vested and 46,752 restricted stock units were forfeited by ZelnickMedia during the nine months ended December 31, 2017.
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

	December 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$419,642	$419,642		$—	Cash and cash equivalents
Bank-time deposits	53,598	53,598		—	Cash and cash equivalents
Commercial paper	17,294		17,294	—	Cash and cash equivalents
Corporate bonds	10,246		10,246	—	Cash and cash equivalents
Bank-time deposits	166,321	166,321		—	Short-term investments
Corporate bonds	362,416		362,416	—	Short-term investments
Commercial paper	13,921		13,921	—	Short-term investments
Mutual funds	4,671		4,671	—	Short-term investments
Foreign currency forward contracts	134	—	134	—	Prepaid expenses and other
Foreign currency forward contracts	(18)	—	(18)	—	Accrued expense and other current liabilities
Cross-currency swap	(8,626)	—	(8,626)	—	Accrued expense and other current liabilities
Private equity	917	—	—	917	Other assets
Contingent consideration	(136)	—	—	(136)	Other long-term liabilities
Total recurring fair value measurements, net	$1,040,380	$639,561	$400,038	$781

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$646,386	$646,386	$—	$—	Cash and cash equivalents
Bank-time deposits	46,605	46,605	—	—	Cash and cash equivalents
Commercial paper	38,268	—	38,268	—	Cash and cash equivalents
Corporate bonds	243,019	—	243,019	—	Short-term investments
Bank-time deposits	175,745	175,745	—	—	Short-term investments
Commercial paper	25,936	—	25,936	—	Short-term investments
Mutual funds	4,232	—	4,232	—	Short-term investments
Foreign currency forward contracts	2	—	2	—	Prepaid expenses and other
Foreign currency forward contracts	(352)	—	(352)	—	Accrued and other current liabilities
Private equity	570	—	—	570	Other assets
Contingent consideration	(6,465)	—	—	(6,465)	Other long-term liabilities
Total recurring fair value measurements, net	$1,173,946	$868,736	$311,105	$(5,895)
In September 2017, we recognized a reduction to general and administrative expense of $7,012 for the decrease in fair value of the contingent consideration liability associated with the Social Point acquisition, which reduced the fair value of the contingent consideration liability to $136 after the impact of foreign exchange. The reduction resulted from the lower probability of Social Point achieving certain performance measures in the 12 and 24-month periods following the acquisition.
The fair value of contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2017.
Debt
As of December 31, 2017, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $72,227. The fair value was determined using Level 2 inputs, observable market data, for the 1.00% Convertible Notes and their embedded option feature. See Note 9 for additional information regarding our 1.00% Convertible Notes.
4. SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following:

	December 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$166,321	$—	$—	$166,321
Available-for-sale securities:
Corporate bonds	363,127	18	(729)	362,416
Commercial paper	13,921	—	—	13,921
Mutual funds	4,665	15	(9)	4,671
Total short-term investments	$548,034	$33	$(738)	$547,329

	March 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$175,745	$—	$—	$175,745
Available-for-sale securities:
Corporate bonds	243,140	98	(219)	243,019
Commercial paper	25,938	5	(7)	25,936
Mutual funds	4,118	123	(9)	4,232
Total short-term investments	$448,941	$226	$(235)	$448,932
Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2017 or March 31, 2017.

The following table summarizes the contracted maturities of our short-term investments at December 31, 2017:

	December 31, 2017
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$371,567	$371,489
Due in 1 - 2 years	176,467	175,840
Total short-term investments	$548,034	$547,329
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2017	March 31, 2017
Forward contracts to sell foreign currencies	$130,763	$177,549
Forward contracts to purchase foreign currencies	3,883	9,170
For the three months ended December 31, 2017 and 2016, we recorded a loss of $620 and a gain of $11,158, respectively, and for the nine months ended December 31, 2017 and 2016, we recorded a loss of $15,325 and a gain of $11,731, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of December 31, 2017, the notional amount of the cross-currency swap is $129,000. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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

6. INVENTORY
Inventory balances by category are as follows:

	December 31, 2017	March 31, 2017
Finished products	$27,717	$15,530
Parts and supplies	3,140	793
Inventory	$30,857	$16,323
Estimated product returns included in inventory at December 31, 2017 and March 31, 2017 were $423 and $529, respectively.
7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	December 31, 2017		March 31, 2017
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$30,420	$477,883	$28,959	$310,229
Software development costs, externally developed	6,611	108,858	5,455	71,407
Licenses	2,338	125	7,307	274
Software development costs and licenses	$39,369	$586,866	$41,721	$381,910
During the three months ended December 31, 2017 and 2016, we recorded $0 and $7,731, respectively, and during the nine months ended December 31, 2017 and 2016, we recorded $960 and $19,325, respectively, of software development impairment charges (a component of cost of goods sold).
Liability Awards
In September 2017, we reclassified 5,550,000 time and performance based restricted stock units as equity awards. These awards were granted in prior periods and historically accounted for as liability awards as they previously could be settled only in cash and based on a contractually stipulated cash settlement value. However, in September 2017, at our Annual Meeting of Stockholders, we received stockholder approval to increase the number of shares of Common Stock for which awards may be granted and therefore now have the ability and intent to settle these awards in stock. As a result, we reclassified $74,707 from Other long-term liabilities to Additional paid-in capital within Stockholders' equity. Additionally, we recognized incremental cost of $112,789 to reflect the difference between the share price at the time of the modification and the contractually stipulated cash settlement value. Of these incremental costs, $84,176 was capitalized within Software development costs and licenses, net of current portion; $23,251 was recorded within Software development costs and royalties (a component of cost of goods sold); and $5,361 was recorded within Research and development costs.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	March 31, 2017

Software development royalties	$532,665	$492,133
Compensation and benefits	82,703	44,843
Business reorganization	71,105	65,935
Licenses	66,113	37,019
Marketing and promotions	56,189	21,030
Deferred acquisition payments	25,000	25,000
Other	73,570	64,915
Accrued expenses and other current liabilities	$907,345	$750,875

9. DEBT
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.50% at December 31, 2017) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.57% at December 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at December 31, 2017 and March 31, 2017.
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
Information related to availability on our Credit Agreement is as follows:

	December 31, 2017	March 31, 2017
Available borrowings	$98,325	$98,320
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $111 and $111, respectively for the three months ended December 31, 2017 and 2016 and $332 and $332 for the nine months ended December 31, 2017 and 2016, respectively. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders were able to convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their

1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Accordingly, as of January 1, 2018, the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2018. During the three and nine months ended December 31, 2017, 1.00% Convertible Notes with an aggregate principal amount of $40,088 and $253,986, respectively, were settled, and an additional $2 were tendered for conversion with January 2018 settlement dates. As a result of early conversions of the 1.00% Convertible Notes, we recorded a gain within Interest and other, net on our Consolidated Statement of Operations of $0.7 million and $4.9 million for the three and nine month period ended December 31, 2017.
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
As of December 31, 2017 and March 31, 2017, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $14,163 and $268,149, respectively by $58,064 and $470,456, respectively.
The following table provides additional information related to our 1.00% Convertible Notes:

	December 31, 2017	March 31, 2017
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$14,163	$268,149
Unamortized discount of the liability component	311	15,751
Carrying amount of debt issuance costs	14	469
Net carrying amount of 1.00% Convertible Notes	$13,838	$251,929

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cash interest expense (coupon interest expense)	$(60)	$698	$519	$2,115
Non-cash amortization of discount on 1.00% Convertible Notes	1,509	3,285	15,424	10,289
Amortization of debt issuance costs	48	99	471	333
Total interest expense related to 1.00% Convertible Notes	$1,497	$4,082	$16,414	$12,737
10. EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Computation of Basic earnings (loss) per share:
Net income (loss)	$25,140	$(29,842)	$82,680	$(31,977)
Less: net income allocated to participating securities	(62)	—	(211)	—
Net income (loss) for basic earnings (loss) per share calculation	$25,078	$(29,842)	$82,469	$(31,977)

Total weighted average shares outstanding—basic	113,991	90,428	109,010	86,796
Less: weighted average participating shares outstanding	(279)	—	(278)	—
Weighted average common shares outstanding—basic	113,712	90,428	108,732	86,796

Basic earnings (loss) per share	$0.22	$(0.33)	$0.76	$(0.37)

Computation of Diluted earnings (loss) per share:
Net income (loss)	$25,140	$(29,842)	$82,680	$(31,977)
Less: net income allocated to participating securities	(59)	—	(206)	—
Net income (loss) for diluted earnings (loss) per share calculation	$25,081	$(29,842)	$82,474	$(31,977)

Weighted average common shares outstanding—basic	113,712	90,428	108,732	86,796
Add: dilutive effect of common stock equivalents	4,206	—	2,708	—
Weighted average common shares outstanding—diluted	117,918	90,428	111,440	86,796
Less: weighted average participating shares outstanding	(279)	—	(278)	—
Weighted average common shares outstanding- diluted	117,639	90,428	111,162	$86,796

Diluted earnings (loss) per share	$0.21	$(0.33)	$0.74	$(0.37)
Certain of our unvested restricted stock awards (including restricted stock units and time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS.
The calculation of EPS for common stock under the two-class method shown above for the three and nine months ended December 31, 2017 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the three and nine months ended December 31, 2016; therefore, the basic and diluted weighted average shares outstanding for those periods exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three and nine months ended

December 31, 2016, we had 4,912,000 of unvested share-based awards that are excluded from the EPS calculation due to the net loss for those periods.
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
During the nine months ended December 31, 2017, 2,877,000 restricted stock awards vested, we granted 2,303,000 unvested restricted stock awards, and 1,575,000 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in the reversal of expense of $17,214 and amounts capitalized as software development costs of $53,569.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities(1)	Total
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income (loss) before reclassifications	23,391	—	(8,626)	(705)	14,060
Amounts reclassified from accumulated other comprehensive loss	—	—	1,987	—	1,987
Balance at December , 2017	$(24,275)	$600	$(6,639)	$(781)	$(31,095)

	Nine Months Ended December 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2016	$(38,580)	$600	$84	$(37,896)
Other comprehensive (loss) income before reclassifications	(10,067)	—	(221)	(10,288)
Amounts reclassified from accumulated other comprehensive loss	—	—	9	9
Balance at December 31, 2016	$(48,647)	$600	$(128)	$(48,175)

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
On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. Motion practice in both the federal and state actions is ongoing. While we believe that we have meritorious defenses to these claims, and we intend to vigorously defend against them and to pursue any counterclaims, we have accrued what we believe to be an adequate amount for this matter, which amounts are classified in Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet (see Note 8). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.
13. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we incurred business reorganization expenses of $700 during the three months ended December 31, 2017 due to true-up of estimates for employee separation costs and $13,012 during the nine months ended December 31, 2017 due primarily to employee separation costs. Through December 31, 2017, we paid $3,029 related to these reorganization activities. As of December 31, 2017, $5,170 remained accrued for in Accrued expenses and other current liabilities and $4,813 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
14. INCOME TAXES
On December 22, 2017, the United States (“U.S.”) enacted comprehensive tax legislation commonly referred as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code, which could materially affect us. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and requires companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act makes other changes that may affect us, beginning April 1, 2018. These changes include but are not limited to (1) a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income (GILTI), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Act enactment date, during which a company acting in good faith may complete the accounting for the impact of the Act under ASC 740. In accordance with SAB 118, the income tax effects of the Act must be reflected in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Act is incomplete, we can determine a reasonable estimate for those effects and record a provisional estimate.
During the three months ended December 31, 2017, we recorded discrete income tax expense of $18,078 related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, as a result of the decrease in the U.S. federal corporate income tax rate from 35% to 21%, we estimated a decrease to net deferred tax assets of $47,677 and corresponding decrease to valuation allowance of $47,677, resulting in no impact to our tax provision. The re-measurement of a deferred tax liability relating to indefinite lived intangibles, which cannot be used to offset deferred tax assets, resulted in a discrete tax benefit of $6,202.
We are currently evaluating the potential impact of the Act, and the amounts recorded represent provisional estimates for certain identified income tax effects, for which the accounting is incomplete but a reasonable estimate can be determined. Additional information and further analysis is required to determine the untaxed earnings of certain foreign subsidiaries and to evaluate the complexities of the new tax law along with additional interpretative guidance that may be issued. The impact of the Act may differ from these estimates, possibly materially, due to changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act. We expect to continue to analyze the Act and its impacts and record any adjustments to provisional estimates no later than the third quarter of fiscal 2019. We are also reviewing whether the Act will affect our existing intention to indefinitely reinvest earnings of our foreign subsidiaries and therefore have not recorded any tax liabilities associated with the repatriation of foreign earnings.

We are also currently analyzing other provisions of the Act that are effective for us April 1, 2018. These provisions include BEAT, the elimination of U.S. federal income taxes on dividends from foreign subsidiaries, GILTI, and other base broadening provisions.
The benefit from income taxes for the three months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $12,914 for the three months ended December 31, 2017 as compared to $2,282 for the prior year period.
As a result of phasing in the reduction in U.S. corporate income tax rate, which was effective January 1, 2018, for our fiscal fourth quarter, our blended statutory rate is 31.6%. When compared to the statutory rate of 31.6%, the effective tax rate of (105.6)% for the three months ended December 31, 2017, was primarily due to provisional amounts recorded as a result of the Act as described above, a tax benefit of $9,773 as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, as well as $12,555 of discrete tax benefits recorded during the three months ended December 31, 2017 from changes in unrecognized tax benefits primarily due to expiration of the statute of limitations and $4,131 of excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital). To a lesser extent, our rate was also impacted by tax credits and geographic mix of earnings.
The benefit from income taxes reported for the nine months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $37,331 for the nine months ended December 31, 2017, as compared to $2,169 for the prior year period.
When compared to the statutory rate of 31.6%, the effective tax rate of (82.3)% for the nine months ended December 31, 2017 was primarily due to provisional amounts recorded as a result of the Act as described above, a tax benefit of $14,437 as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $8,891 as result of tax credits anticipated to be utilized, as well as $11,174 of discrete tax benefits recorded during the nine months ended December 31, 2017 from changes in unrecognized tax benefits primarily due to expiration of the statute of limitations and $28,624 for excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital). To a lesser extent, our rate was also impacted by geographic mix of earnings.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations may have an impact on our effective tax rate in future periods.
15. SHARE REPURCHASE
Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
During the three and nine months ended December 31, 2017 we repurchased 1,063,750 shares of our common stock in the open market for $110,147, including commissions of $10, as part of the program. We have repurchased a total of 6,235,080 shares of our common stock under the program and as of December 31, 2017. 7,982,603 shares of our common stock remain available for repurchase under the share repurchase program.
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
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our new Private Division label and Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft's Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"), Nintendo's Switch, and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
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
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Canada, China, Czech Republic, India, Spain, the United Kingdom and the United States.
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 275 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
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

On December 14, 2017, we announced the formation of Private Division, our new label that is dedicated to bringing titles from top independent developers to market. Private Division will publish several upcoming titles based on new IP from renowned industry creative talent, including the previously announced Ancestors: The Humankind Odyssey from Panache Digital Game, a studio led by the creator of the Assassin's Creed franchise Patrice Désilets; an unannounced role-playing game ("RPG") currently codenamed Project Wight from The Outsiders, a studio formed by ex-DICE developers David Goldfarb and Ben Cousins; an unannounced RPG from Obsidian Entertainment led by Tim Cain and Leonard Boyarsky, co-creators of Fallout; and an unannounced sci-fi first-person shooter from V1 Interactive, a studio founded by Halo co-creator Marcus Lehto. Additionally, Private Division is the publisher of Kerbal Space Program, which we acquired in May 2017.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 38.1% of our net revenue for the nine months ended December 31, 2017. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 67.1% and 65.8% of net revenue during the nine months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and March 31, 2017, our five largest customers comprised 67.2% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 55.8% and 57.6% of such balance at December 31, 2017 and March 31, 2017, respectively. We had three customers who accounted for 29.7%, 14.2%, and 11.9% of our gross accounts receivable as of December 31, 2017 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS3 and Microsoft's Xbox One and Xbox 360, which comprised 81.9% of our net revenue by product platform for the nine months ended December 31, 2017. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 61.8% of our net revenue by distribution channel for the nine months ended December 31, 2017. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the nine months ended December 31, 2017:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K18	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC, Switch (digital)	September 19, 2017
WWE 2K18	2K	Internal/External	PS4, Xbox One	October 13, 2017
NBA 2K18	2K	Internal	Switch (physical)	October 17, 2017
WWE 2K18	2K	Internal/External	PC	October 17, 2017
L.A. Noire	Rockstar Games	Internal	PS4, Xbox One, Switch	November 14, 2017
WWE 2K18	2K	Internal/External	Switch	December 6, 2017
L.A. Noire: The VR Case Files	Rockstar Games	Internal	HTC Vive	December 15, 2017
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Kerbal Space Program: Enhanced Edition	Private Division	External	PS4, Xbox One	January 16, 2018 (released)
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	October 26, 2018

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

Results of Operations
The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by product platform and net revenue by distribution channel:

	Three Months Ended December 31,				Nine Months Ended December 31,
(thousands of dollars)	2017		2016		2017		2016
Net revenue	$480,840	100.0%	$476,473	100.0%	$1,342,618	100.0%	$1,208,192	100.0%
Cost of goods sold	267,983	55.7%	311,074	65.3%	709,100	52.8%	708,059	58.6%
Gross profit	212,857	44.3%	165,399	34.7%	633,518	47.2%	500,133	41.4%
Selling and marketing	79,513	16.5%	95,820	20.1%	208,641	15.5%	247,141	20.5%
General and administrative	65,951	13.7%	52,939	11.1%	187,378	14.0%	149,367	12.4%
Research and development	49,977	10.4%	37,589	7.9%	142,245	10.6%	101,494	8.4%
Depreciation and amortization	7,864	1.6%	7,460	1.6%	34,490	2.6%	22,329	1.8%
Business reorganization	700	0.1%	—	—%	13,012	1.0%	—	—%
Total operating expenses	204,005	42.4%	193,808	40.7%	585,766	43.6%	520,331	43.1%
Income (loss) from operations	8,852	1.8%	(28,409)	(6.0)%	47,752	3.6%	(20,198)	(1.7)%
Interest and other, net	3,374	0.7%	(3,715)	(0.8)%	(2,403)	(0.2)%	(15,298)	(1.3)%
Gain on long-term investments, net	—	—	—	—%	—	—%	1,350	0.1%
Income (loss) before income taxes	12,226	2.5%	(32,124)	(6.7)%	45,349	3.4%	(34,146)	(2.8)%
Benefit from income taxes	(12,914)	(2.7)%	(2,282)	(0.5)%	(37,331)	(2.8)%	(2,169)	(0.2)%
Net income (loss)	$25,140	5.2%	$(29,842)	(6.3)%	$82,680	6.2%	$(31,977)	(2.6)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017		2016		2017		2016
Net revenue by geographic region:
United States	$262,338	54.6%	$257,504	54.0%	$796,603	59.3%	$703,088	58.2%
International	218,502	45.4%	218,969	46.0%	546,015	40.7%	505,104	41.8%
Net revenue by product platform:
Console	$394,461	82.0%	$354,220	74.3%	$1,099,843	81.9%	$961,285	79.6%
PC and other	86,379	18.0%	122,253	25.7%	242,775	18.1%	246,907	20.4%
Net revenue by distribution channel:
Digital online	$258,442	53.7%	$240,213	50.4%	$829,564	61.8%	$643,051	53.2%
Physical retail and other	222,398	46.3%	236,260	49.6%	513,054	38.2%	565,141	46.8%
Three Months Ended December 31, 2017 Compared to December 31, 2016

(thousands of dollars)	2017	%	2016	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$480,840	100.0%	$476,473	100.0%	$4,367	0.9%
Internal royalties	112,996	23.5%	103,613	21.7%	9,383	9.1%
Product costs	69,492	14.5%	70,089	14.7%	(597)	(0.9)%
Software development costs and royalties(1)	54,008	11.2%	109,900	23.1%	(55,892)	(50.9)%
Licenses	31,487	6.5%	27,472	5.8%	4,015	14.6%
Cost of goods sold	267,983	55.7%	311,074	65.3%	(43,091)	(13.9)%
Gross profit	$212,857	44.3%	$165,399	34.7%	$47,458	28.7%
_______________________________________________________________________________

(1)	Includes $(8,262) and $6,022 of stock-based compensation expense in 2017 and 2016, respectively, in software development costs and royalties.
For the three months ended December 31, 2017, net revenue increased by $4.4 million as compared to the prior year period. This increase was due primarily to (i) an aggregate increase of $25.9 million from our NBA 2K franchise, (ii) an increase of $21.9 million from L.A. Noire due to releases in the current quarter on PS4, Xbox One, Switch, and HTC Vive, (iii) $10.6 million from Social Point titles with no comparable revenues in prior year period, as it was acquired in January 2017, and (iv) a net increase of

$6.4 million from our Grand Theft Auto franchise. These increases were partially offset by a decrease of $52.4 million from our Civilization franchise due to Civilization VI, which released in October 2016, and a decrease of $7.5 million from Battleborn, which released in May 2016.
Net revenue from console games increased by $40.2 million and accounted for 82.0% of our total net revenue for the three months ended December 31, 2017, as compared to 74.3% for the prior year period. The increase in net revenue from console games was due primarily to higher net revenues from our NBA 2K franchise, L.A. Noire due to releases in the current quarter on PS4, Xbox One, and Switch, and Grand Theft Auto Online. These increases were offset by lower net revenues from Grand Theft Auto V, our WWE 2K franchise, and Battleborn, which released in May 2016. Net revenue from PC and other decreased by $35.9 million and accounted for 18.0% of our total net revenue for the three months ended December 31, 2017, as compared to 25.7% for the prior year period. The decrease in net revenue from PC and other was due primarily to lower net revenues from Civilization VI, which released in October 2016. The decrease was partially offset by increases in net revenues from Social Point titles with no comparable revenues in the prior year period, as it was acquired in January 2017, and WWE SuperCard.
Net revenue from digital online channels increased by $18.2 million and accounted for 53.7% of our total net revenue for the three months ended December 31, 2017, as compared to 50.4% for the prior year period. The increase in net revenue from digital online channels was due to higher net revenue from Grand Theft Auto Online, our NBA 2K franchise, our WWE 2K franchise, and net revenue from Social Point titles with no comparable revenues in prior year period, as it was acquired in January 2017. These increases were partially offset by lower net revenues from Civilization VI, which released in October 2016, and Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $13.9 million and accounted for 46.3% of our total net revenues for the three months ended December 31, 2017, as compared to 49.6% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to lower net revenues from Grand Theft Auto V, Civilization VI, which released in October 2016, and our WWE 2K franchise. These decreases were partially offset by higher net revenue from L.A. Noire, which released on PS4, Xbox One, Switch and HTC Vive, and our NBA 2K franchise.
Revenues from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions increased by $60.4 million and accounted for 32.0% of net revenue for the three months ended December 31, 2017, as compared to 19.6% of net revenue for the prior year period. The increase in revenues from recurrent consumer spending was primarily due to higher net revenues from Grand Theft Auto Online, our NBA 2K franchise, Social Point titles with no comparable revenues in the prior year period, as it was acquired in January 2017, and WWE SuperCard.
Gross profit as a percentage of net revenue for the three months ended December 31, 2017 was 44.3% as compared to 34.7% for the prior year period. The increase was due primarily to lower software development costs due to (i) lower stock-based compensation expense as a result of forfeited share-based awards and (ii) Mafia III and Civilization VI releasing in the prior year period, partially offset by higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned.
Net revenue earned outside of the United States was relatively flat compared to the prior year period and decreased by $0.5 million, accounting for 45.4% of our total net revenue for the three months ended December 31, 2017, as compared to 46.0% in the prior year period. Changes in foreign currency exchange rates increased net revenue by $5.3 million and increased gross profit by $2.8 million for the three months ended December 31, 2017 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$79,513	16.5%	$95,820	20.1%	$(16,307)	(17.0)%
General and administrative	65,951	13.7%	52,939	11.1%	13,012	24.6%
Research and development	49,977	10.4%	37,589	7.9%	12,388	33.0%
Depreciation and amortization	7,864	1.6%	7,460	1.6%	404	5.4%
Business reorganization	700	0.1%	—	—%	700	100.0%
Total operating expenses(1)	$204,005	42.4%	$193,808	40.7%	$10,197	5.3%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$3,015	$2,441
General and administrative	$16,051	$10,382
Research and development	$2,224	$3,243

Changes in foreign currency exchange rates increased total operating expenses by $4.0 million for the three months ended December 31, 2017, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $16.3 million for the three months ended December 31, 2017, as compared to the prior year period, due primarily to $18.4 million in lower advertising expenses. Advertising expenses were lower in the current period due primarily to prior year period advertising expenses for Mafia III and Civilization VI, both of which released in October 2016, with no corresponding advertising expense in the current year, partially offset by higher advertising expenses for Grand Theft Auto Online and L.A. Noire. The overall decrease was partially offset by higher personnel costs, due to higher bonuses and higher headcount, including from our acquisition of Social Point.
General and administrative
General and administrative expenses increased by $13.0 million for the three months ended December 31, 2017, as compared to the prior year period, due to (i) increases in personnel expenses for additional headcount, including from our acquisition of Social Point, (ii) increases in professional fees, including stock and incentive compensation expense related primarily to our management agreement with ZelnickMedia due to the increase in our share price, (iii) increases in IT related expenses from the purchasing of computer hardware and software, and (iv) increases in rent expense due to new locations, including our new corporate headquarters in New York and for Social Point, as well as increased rent at other locations. General and administrative expenses for the three months ended December 31, 2017 and 2016 included occupancy expense (primarily rent, utilities and office expenses) of $4.5 million and $4.2 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $12.4 million for the three months ended December 31, 2017, as compared to the prior year period. The increase was primarily due to increases in personnel expenses, from additional headcount, including our acquisition of Social Point and an increase in production and development expenses for titles that have not reached technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.4 million for the three months ended December 31, 2017 and were relatively flat compared to the prior year period.
Business reorganization
During the three months ended December 31, 2017, we recognized $0.7 million of business reorganization expense due to the true-up of an estimate relating to employee separation costs in connection with the implementation of a strategic reorganization at one of our labels, with no corresponding costs in the prior year period.
Interest and other, net
Interest and other, net was income of $3.4 million for the three months ended December 31, 2017, as compared to expense of $3.7 million for the prior year period. The change was due primarily to lower interest expense as a result of the settlement of our 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes") in December 2016 and higher interest income due to the nature of our investments and the rise in interest rates, partially offset by lower foreign exchange transaction gains.
Benefit from Income Taxes
The benefit from income taxes for the three months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $12.9 million for the three months ended December 31, 2017 as compared to $2.3 million for the prior year period.
On December 22, 2017, The Tax and Jobs Act (the "Act”) was enacted, which lowers U.S. corporate income tax rates as of January 1, 2018. Accordingly, for fiscal year 2018, our blended statutory rate is 31.6%. When compared to the statutory rate of 31.6%, the effective tax rate of (105.6)% for the three months ended December 31, 2017, was primarily due to provisional amounts recorded as a result of the Act (as described in Note 14 of our Condensed Consolidated Financial Statements), recorded tax benefit of $9.8 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, as well as $12.6 million of discrete tax benefits recorded during the three months ended December 31, 2017 from changes in unrecognized tax benefits primarily due to expiration in statute of limitations, and $4.1 million for excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital). To a lesser extent, our rate was impacted by tax credits and geographic mix of earnings.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of 7.1% was lower primarily due to the impact of projected tax benefits relating to tax credits, geographic mix of earnings, and changes in valuation allowance.
The change in effective tax rate, when compared to the prior year period, is primarily due to provisional amounts recorded as a result of the Act (as described in Note 14) as well as the impact of the rate change on our projected annual effective tax rate, discrete tax benefits recorded during the three month period ended December 31, 2017 of $12.6 million from changes in unrecognized tax benefits primarily due to expiration of statute of limitations, $4.1 million of excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), and increased benefits from tax credits and changes in valuation allowance.
We anticipate that additional excess tax benefits, tax credits as well as changes in valuation allowance may arise in future period which could have a significant impact on our effective tax rate.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits and/or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
Net income (loss) and earnings (loss) per share
For the three months ended December 31, 2017, net income was $25.1 million, as compared to net loss of $29.8 million in the prior year period. For the three months ended December 31, 2017, basic and diluted earnings per share were $0.22 and $0.21, respectively, as compared to loss per share of $0.33 in the prior year period. Basic weighted average shares of 113.7 million were 23.3 million shares higher as compared to the prior year period, due primarily to the settlement of our 1.75% Convertible Notes and our 1.00% Convertible Notes, which were converted to shares of our common stock using the stated conversion rate and, to a lesser extent, the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Nine Months Ended December 31, 2017 Compared to December 31, 2016

(thousands of dollars)	2017	%	2016	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,342,618	100.0%	$1,208,192	100.0%	$134,426	11.1%
Internal royalties	294,749	22.0%	240,711	19.9%	54,038	22.4%
Software development costs and royalties(1)	164,419	12.2%	218,753	18.1%	(54,334)	(24.8)%
Product costs	156,124	11.6%	170,127	14.1%	(14,003)	(8.2)%
Licenses	93,808	7.0%	78,468	6.5%	15,340	19.5%
Cost of goods sold	709,100	52.8%	708,059	58.6%	1,041	0.1%
Gross profit	$633,518	47.2%	$500,133	41.4%	133,385	26.7%

(1)	Includes $23,284 and $15,974 of stock-based compensation expense in 2017 and 2016, respectively, in software development costs and royalties.
For the nine months ended December 31, 2017, net revenue increased by $134.4 million as compared to the prior year period. This increase was due primarily to (i) an increase of $122.5 million from our NBA 2K franchise, (ii) an increase of $43.8 million from our Grand Theft Auto franchise, (iii) $26.3 million from Social Point titles with no comparable revenues in prior year period as it was acquired in January 2017, and (iv) an increase of $21.6 million from L.A. Noire due to releases on PS4, Xbox One, Switch, and HTC Vive. These increases were partially offset by a decrease of $41.0 million in Civilization VI, which released in October 2016 and a decrease of $25.0 million from BioShock: The Collection, which released in September 2016.
Net revenue from console games increased by $138.6 million and accounted for 81.9% of our total net revenue for the nine months ended December 31, 2017, as compared to 79.6% for the prior year period. The increase in net revenue from console games was due primarily to our NBA 2K franchise and Grand Theft Auto Online. These increases were partially offset by lower net revenues from Grand Theft Auto V and BioShock: The Collection, which released in September 2016. Net revenue from PC and other decreased by $4.1 million and accounted for 18.1% of our total net revenue for the nine months ended December 31, 2017, as compared to 20.4% for the prior year period. The decrease in net revenue from PC and other was due primarily to lower net revenues from Civilization VI, which released in October 2016, Grand Theft Auto V, and Battleborn, which released in May

2016. These decreases were partially offset by net revenues from Social Point titles with no comparable revenues in the prior year period as it was acquired in January 2017 and higher net revenues from WWE SuperCard, our NBA 2K franchise, Grand Theft Auto Online, our XCOM franchise, and Carnival Games.
Net revenue from digital online channels increased by $186.5 million and accounted for 61.8% of our total net revenue for the nine months ended December 31, 2017, as compared to 53.2% for the prior year period. The increase in net revenue from digital online channels was due to higher net revenues from our NBA 2K franchise and Grand Theft Auto Online, partially offset by lower net revenues from Civilization VI, which released in October 2016, and Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $52.1 million and accounted for 38.2% of our total net revenues for the nine months ended December 31, 2017, as compared to 46.8% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to lower net revenues from Grand Theft Auto V, BioShock: The Collection, which released in September 2016, Civilization VI, which released in October 2016, and Battleborn, which released in May 2016. These decreases were partially offset by higher net revenues from L.A. Noire due to releases on PS4, Xbox One, Switch, and HTC Vive as well as in-game advertising revenue from Social Point titles with no comparable revenues in the prior year period.
Revenues from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions increased by $220.7 million and accounted for 40.3% of net revenue for the nine months ended December 31, 2017, as compared to 26.5% of net revenue for the prior year period. The increase in revenues from recurrent consumer spending was primarily due to higher net revenues from Grand Theft Auto Online, our NBA 2K franchise, WWE Supercard, and Social Point titles with no comparable revenues in prior year period as it was acquired in January 2017.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2017 was 47.2% as compared to 41.4% for the prior year period. The percentage increase was due primarily to lower software development costs as a percentage of net revenue due to Mafia III and Civilization VI releasing in the prior year period, as well as lower product costs as a percentage of net revenue due to the decrease in net revenue from physical and retail sales. The increase was offset by higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned and higher stock-based compensation costs as a percentage of net revenue due to previously issued share based awards, which were historically classified as liability awards, being modified to equity awards during the period. This modification reflects the impact of differences between the share price at the time of the modification and contractually stipulated cash settlement values of the awards prior to the modification. This impact was partially offset by a reversal of expense due to forfeited awards.
Net revenue earned outside of the United States increased by $40.9 million, and accounted for 40.7% of our total net revenue for the nine months ended December 31, 2017, as compared to 41.8% in the prior year period. The increase in net revenue outside of the United States was due primarily to Grand Theft Auto Online, our NBA franchise, and Social Point titles with no comparable revenues in the prior year period. These increases were offset by a decrease in Civilization VI, which released in October 2016 and a decrease in Grand Theft Auto V. Changes in foreign currency exchange rates increased net revenue by $3.6 million and increased gross profit by $1.8 million for the nine months ended December 31, 2017 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$208,641	15.5%	$247,141	20.5%	$(38,500)	(15.6)%
General and administrative	187,378	14.0%	149,367	12.4%	38,011	25.4%
Research and development	142,245	10.6%	101,494	8.4%	40,751	40.2%
Depreciation and amortization	34,490	2.6%	22,329	1.8%	12,161	54.5%
Business reorganization	13,012	1.0%	—	—%	13,012	100.0%
Total operating expenses (1)	$585,766	43.6%	$520,331	43.1%	$65,435	12.6%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$8,787	$7,269
General and administrative	$48,629	$26,861
Research and development	$12,990	$5,317
Business reorganization	$2,421	$—

Changes in foreign currency exchange rates increased total operating expenses by $2.6 million for the nine months ended December 31, 2017, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $38.5 million for the nine months ended December 31, 2017, as compared to the prior year period, due primarily to $49.8 million in lower advertising expenses. Advertising expenses were lower in the current year period due primarily to the releases of Mafia III and Civilization VI in October 2016 and Battleborn in May 2016, partially offset by higher marketing in the current year period for Grand Theft Auto Online and Read Dead Redemption 2. The overall decrease was partially offset by higher personnel expenses, primarily due to higher incentive compensation expense.
General and administrative
General and administrative expenses increased by $38.0 million for the nine months ended December 31, 2017, as compared to the prior year period, due primarily to increases in personnel expenses, including stock and incentive compensation expense, due to additional headcount, including our acquisition of Social Point, increases in professional fees, related primarily to our management agreement with ZelnickMedia as a result of the increase in our share price, and increases in rent expense due to new locations, including our new corporate headquarters in New York and for Social Point, as well as increased rent at other locations. The overall increase was partially offset primarily by a $7.0 million reduction of expense related to the fair value as of December 31, 2017 of contingent consideration included in the Social Point acquisition.
General and administrative expenses for the nine months ended December 31, 2017 and 2016 included occupancy expense (primarily rent, utilities and office expenses) of $13.2 million and $11.8 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $40.8 million for the nine months ended December 31, 2017, as compared to the prior year period, due primarily to increased personnel expense due to increased headcount, including our acquisition of Social Point, and due to a $5.4 million stock compensation charge due to a share-based award modification. These increases were partially offset by lower production expenses for titles that have not reached technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2017 increased by $12.2 million, as compared to the prior year period, due primarily to the recognition of an $11.3 million impairment charge in September 2017, as a result of our decision not to proceed with further development of certain IPR&D from our acquisition of Social Point.
Business reorganization
During the nine months ended December 31, 2017, we announced and initiated actions to implement a strategic reorganization at one of our labels. In connection with this initiative, we incurred business reorganization expenses of $13.0 million for the nine months ended December 31, 2017 due primarily to employee separation costs, with no corresponding costs in the prior year period.
Interest and other, net
Interest and other, net was an expense of $2.4 million for the nine months ended December 31, 2017, as compared to $15.3 million for the prior year period. The decrease was due primarily to lower interest expense as a result of the settlement of our 1.75% Convertible Notes in December 2016 and higher gains on early conversions of our 1.00% Convertible Notes as well as higher interest income due to the nature of our investments and the rise in interest rates, partially offset by foreign exchange transaction losses in the nine months ended December 31, 2017 as compared to foreign exchange transaction gains in the prior year period.
Benefit from Income Taxes
The benefit from income taxes for the nine months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $37.3 million for the nine months ended December 31, 2017, as compared to a benefit of $2.2 million for the prior year period.
When compared to the statutory rate of 31.6%, the effective tax rate of (82.3)% for the nine months ended December 31, 2017 was primarily due to provisional amounts recorded as a result of the Act (as described in Note 14), recorded tax benefit of $14.4 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, $8.9 million tax benefit resulting from tax credits anticipated to be utilized, as well as discrete tax benefits recorded during the nine month period of $11.2 million from changes in unrecognized tax benefits primarily due to expiration of statute of limitations and $28.6 million of excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital). To a lesser extent, our rate was also impacted by tax credits and geographic mix of earnings.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of 6.4% was lower primarily due to projected tax benefits relating to tax credits, geographic mix of earnings, and changes in valuation allowance.
The change in effective tax rate, when compared to the prior year period, is primarily due to provisional amounts recorded as a result of the Act (as described in Note 14) as well as the impact on the overall rate change in our projected annual effective tax rate, discrete tax benefits recorded during the nine months ended December 31, 2017 of $11.2 million from changes in unrecognized tax benefit primarily due to expiration of statute of limitations, $28.6 million for excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), and increased benefits from tax credits and changes in valuation allowance.
We anticipate that additional excess tax benefits, tax credits, as well as changes in valuation allowance may arise in future periods, which could have a significant impact on our effective tax rate.
We are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
Net income (loss) and earnings (loss) per share
For the nine months ended December 31, 2017, net income was $82.7 million, as compared to a net loss of $32.0 million in the prior year period. For the nine months ended December 31, 2017, basic earnings per share was $0.76 compared to loss per share of $0.37 and diluted earnings per share was $0.74 as compared to loss per share of $0.37 in the prior year period. Basic weighted average shares of 108.7 million were 21.9 million shares higher as compared to the prior year period, due primarily to the settlement of our 1.75% Convertible Notes and our 1.00% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate and, to a lesser extent, the vesting of restricted stock awards. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2017, we had $547.3 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.50% at December 31, 2017), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.57% at December 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of December 31, 2017, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At December 31, 2017, we had no outstanding borrowings under the Credit Agreement.

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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders were able to convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Accordingly, as of January 1, 2018, the 1.00% Convertible Notes may be converted at the holder's option through June 30, 2018. During the three months ended December 31, 2017, 1.00% Convertible Notes with an aggregate principal amount of $40.1 million were tendered for conversion, which we elected to settle in shares of our common stock. Our intent and ability, given our option, would be to settle future conversions in shares of our common stock. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 67.1% and 65.8% of net revenue during the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and March 31, 2017, five customers accounted for 67.2% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 55.8% and 57.6% of such balances at December 31, 2017 and March 31, 2017, respectively. We had three customers who accounted for 29.7%, 14.2%, and 11.9% of our gross accounts receivable as of December 31, 2017, respectively, and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of December 31, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $306.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code, which could materially affect us.
The Act includes a number of provisions, including international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations. We are reviewing whether the Act will affect our current intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries and therefore have not recorded any tax liabilities associated with the repatriation of foreign earnings.
Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
During the three and nine months ended December 31, 2017 we repurchased 1,063,750 shares of our common stock in the open market for $110.1 million as part of the program. We have repurchased a total of 6,235,080 shares of our common stock under the program, and as of December 31, 2017, 7,982,603 shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2017	2016
Net cash provided by operating activities	204,085	239,602
Net cash (used in) provided by investing activities	(182,515)	48,187
Net cash used in financing activities	(205,066)	(35,235)
Effects of foreign currency exchange rates on cash and cash equivalents	14,555	(11,866)
Net change in cash and cash equivalents	$(168,941)	$240,688
At December 31, 2017, we had $774.5 million of cash and cash equivalents, compared to $943.4 million at March 31, 2017. The decrease in cash and cash equivalents was due primarily to cash used in financing and investing activities. Net cash used in financing activities was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards. Net cash used in investing activities was primarily related to net purchases of available for sale securities, purchases of fixed assets, and other asset acquisitions. Net cash provided by operating activities was due primarily to cash generated from sales of virtual currency, NBA 2K18, Grand Theft Auto V, and WWE 2K18, partially offset by investments in software development and licenses, and the funding of internal royalty payments.
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
Off-Balance Sheet Arrangements
As of December 31, 2017 and March 31, 2017, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended December 31, 2017 and 2016, 45.4% and 46.0%, respectively, and for the nine months ended December 31, 2017 and 2016, 40.7% and 41.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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

We seek to manage our interest rate risk by maintaining a short-term investment portfolio that includes corporate bonds with high credit quality and maturities less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer-term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.
As of December 31, 2017, we had $547.3 million of short-term investments, which included $381.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $774.5 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2017.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.50% at December 31, 2017), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.57% at December 31, 2017), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At December 31, 2017, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes, see Note 9 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended December 31, 2017 and 2016, our foreign currency translation adjustment was a loss of $0.4 million and a loss of $5.0 million, respectively, and for the nine months ended December 31, 2017 and 2016, we recognized a foreign currency translation adjustment gain of $23.4 million and a loss of $10.1 million, respectively. For the three months ended December 31, 2017 and 2016, we recognized a foreign currency exchange transaction loss of $0.2 million and a gain of $1.1 million respectively, and for the nine months ended December 31, 2017 and 2016, we recognized a foreign currency exchange transaction loss of $1.8 million and a gain of $3.6 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2017, we had $130.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $3.9 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2017, we had $177.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $9.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2017 and 2016, we recorded a loss of $0.6 million and a gain of $11.2 million, respectively, and for the nine months ended December 31, 2017 and 2016, we recorded a loss of $15.3 million and a gain of $11.7 million, respectively. As of December 31, 2017, the fair value of these outstanding forward contracts was a gain of $0.1 million and was included in Prepaid expenses and other, and, as of March 31, 2017, the fair value of outstanding forward contracts was a loss of $0.4 million and was included in Accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended December 31, 2017, 45.4% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.5%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.5%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In addition to recommending that those risk factors be considered when reading this current report, we are providing the following updated risk factor.
Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code that could materially affect us. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 and requires companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act makes other changes that may affect us, beginning April 1, 2018. These changes include but are not limited to (1) a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income (GILTI), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.
We are currently evaluating the potential impact of the Act on our tax provision. It is possible that that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The new tax law is complex and additional interpretative guidance may be issued that could affect interpretations and assumptions we have made, as well as actions we may take as a result of the Act.
In addition, numerous countries are evaluating their existing tax laws due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether, or in what form, any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.
We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income or loss could be adversely affected.
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
We earn a significant amount of our operating income and hold a significant portion of our cash outside the U.S. We are reviewing whether the Act will affect our existing intention to indefinitely reinvest earnings of our foreign subsidiaries and therefore hold the cash outside of the U.S. The Act imposes a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries and other significant changes that affect how U.S. companies are taxed on foreign earnings. These changes may result in higher effective tax rates for us.
We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the U.S. and foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business, or changes in applicable tax rules will not have an adverse effect on our net income or loss and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,717,683 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,217,683 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended December 31, 2017, we repurchased 1,063,750 shares of our common stock in the open market for $110.1 million, including immaterial commissions, as part of the program. As of December 31, 2017, we have repurchased a total of 6,235,080 shares of our common stock under this program and 7,982,603 shares of common stock remain available for repurchase under the Company's share repurchase program. The table below details the share repurchases that were made by us during the three months ended December 31, 2017:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2017	—	$—	—	9,046,353
November 1-30, 2017	—	$—	—	9,046,353
December 1-31, 2017	1,063,750	$103.54	1,063,750	7,982,603
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
10.1
Management Agreement, dated as of November 17, 2017, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2017)

10.2	Amendment to the Xbox 360 Publisher License Agreement, signed on December 12, 2017, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation
10.3
Seventh Amendment, dated as of December 22, 2017, to Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among Take-Two Interactive Software, Inc. each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent

10.4	Amendment, dated as of December 15, 2017, to Amended and Restated Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 7, 2018	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 7, 2018	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)