Form 10-K
period 2018-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2018-05-17
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $11,405,142,125.
As of May 4, 2018 there were 114,379,624 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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
PART I
Item 1.    Business
General
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our new Private Division label and Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"), the Nintendo Switch, and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 4,492 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may also obtain copies of our reports without charge by writing to:
Take-Two Interactive Software, Inc.
110 West 44th Street
New York, NY 10036
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
Support Label Structure to Target Distinct Market Segments.    Our business consists principally of our wholly-owned labels Rockstar Games and 2K, as well as our new Private Division label and Social Point, a leading developer of mobile games. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises, as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including BioShock, Borderlands, Carnival Games, Evolve, Mafia, NBA 2K, Sid Meier's Civilization, WWE 2K and XCOM. We expect 2K to continue to be a leader by building on its existing brands, as well as by developing new franchises in the future.
Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual properties. We currently own the intellectual property rights to 25 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.
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
Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, including tablets and smartphones, represents exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and third-party websites). We also aim to drive ongoing engagement and incremental revenues from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.
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
Our Businesses
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, India, Hungary, Spain, the United Kingdom and the United States. As of March 31, 2018, we had a research and development staff of 3,533 employees with the technical capabilities to develop software titles for all major consoles, handheld hardware platforms and PCs in multiple languages and territories.

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
We continue to engage in evolving business models such as online gaming, virtual currencies, add-on content, and microtransactions, and we expect to continue to generate incremental revenue opportunities from these opportunities.
Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 280 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
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
Private Division.    On December 14, 2017, we announced the formation of Private Division, our new label that is dedicated to bringing titles from top independent developers to market. Private Division will publish several upcoming titles based on new IP from renowned industry creative talent, including the previously announced Ancestors: The Humankind Odyssey from Panache Digital Games, a studio led by the creator of the Assassin's Creed franchise Patrice Désilets; an unannounced role-playing game ("RPG") currently code-named Project Wight from The Outsiders, a studio formed by ex-DICE developers David Goldfarb and Ben Cousins; an unannounced RPG from Obsidian Entertainment led by Tim Cain and Leonard Boyarsky, co-creators of Fallout; and an unannounced sci-fi first-person shooter from V1 Interactive, a studio founded by Halo co-creator Marcus Lehto. Additionally, Private Division is the publisher of Kerbal Space Program, which we acquired in May 2017.
Social Point.    Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch over the next two years.
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
In February, 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League, a new, professional competitive gaming league. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by Take-Two and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: competing head-to-head throughout a regular season, participating in a bracketed playoff system, and concluding with a championship match-up.
Intellectual Property
Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include: BioShock, Bully, Carnival Games, Dragon City, Evolve, Grand Theft Auto, Kerbal Space Program, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Monster Legends, Red Dead, Sid Meier's Civilization, Spec Ops and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.

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
The term of the Xbox One license agreement expires on March 31, 2019 and the term of the Xbox 360 license agreement expires on March 31, 2019, each agreement with automatic one-year renewal terms thereafter. The Xbox One and Xbox 360 license agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox One licensee agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of the Xbox One and Xbox 360 license agreements, we have certain rights to sell off existing inventories.
Sales
We sell software titles both physically and digitally in the United States, EMEA, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our top customers include, among others, GameStop Corporation, Microsoft, Sony, Steam, and Wal-Mart. We have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2018 accounted for 70.7% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2018.
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

•
Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price protection may occur at any time in a product's life cycle, but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Price protection, sales returns and other allowances amounted to $59.7 million, $127.7 million and $64.5 million during the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

•
Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.

As of March 31, 2018, we had a sales and marketing staff of 434 people.
Product Procurement
We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.
Competition
In our business, we compete with:

•
Companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Inc., Electronic Arts Inc., and Ubisoft Entertainment S.A.

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

Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of our Grand Theft Auto products generated 39.7% of our net revenue for the fiscal year ended March 31, 2018. The timing of our Grand Theft Auto releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 70.7%, 65.5% and 58.9% of net revenue during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. As of March 31, 2018 and 2017, five customers comprised 65.4% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 53.2% and 57.6% of such balance at March 31, 2018 and 2017, respectively. We had two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2018 and 2017. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 81.6% of our net revenue by product platform for the fiscal year ended March 31, 2018. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download via the Internet (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and recurrent consumer spending on our titles after their initial purchase by generating incremental revenues through downloadable offerings, including virtual currency, add-on content, and microtransactions. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised 63.1% of our net revenue by distribution channel for the fiscal year ended March 31, 2018. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.
International Operations
International sales are a significant part of our business. For the fiscal years ended March 31, 2018, 2017 and 2016, 41.3%, 43.9% and 47.4%, respectively, of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 17 to the Consolidated Financial Statements.
Segment and Geographic Information
See Note 17 to the Consolidated Financial Statements.
Employees
As of March 31, 2018, we had 4,492 full-time employees, of which 2,448 were employed outside of the United States. None of our regular employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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
Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 39.7% of the Company's net revenue for the fiscal year ended March 31, 2018 and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 90.6% of the Company's net revenue for the fiscal year ended March 31, 2018. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
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
We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 81.6% of the Company's net revenue by product platform for the fiscal year ended March 31, 2018. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.
We may experience declines or fluctuations in the recurring portion of our business.
Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles and associated services, and ongoing mobile businesses. While we have been able to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.
Connectivity issues could affect our ability to sell and provide online services for our products and could affect our profitability.
We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, PlayStation Network, Steam and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could have a material adverse effect on our business, financial condition and operating results.
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
Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on our approach to operating and marketing our games. For example, the Court of Justice of the European Union's decision to invalidate the E.U.-U.S. Safe Harbor regime that legitimized the transfer of certain personal data from the E.U. to the U.S. was a material change to laws on data privacy applicable to our business. In addition, after four years of preparation and debate, the E.U. Parliament approved the general Data Protection Regulation ("GDPR") on April 14, 2016. GDPR will become effective on May 25, 2018, and will replace the existing Data Protection Directive 95/46/EC. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices.
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
Although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, some of our online games and other services include random digital item mechanics, which may become subject to regulations in various jurisdictions. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States, Europe, or elsewhere regarding these activities may lessen the growth of casual game services and impair our business.
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
Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. The abuse or exploitation of our virtual economies include the illegitimate generation and sale of virtual items in black markets. These kinds of activities and the steps that we take to address these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.
Our efforts to expand into new products and services may subject us to additional risks.
In recent years, we have invested in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grant Theft Auto and NBA 2K as well as through product offerings by newly acquired Social Point and other mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisition of Social Point, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
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
We are currently evaluating the potential impact of the Act on our tax provision. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The new tax law is complex and additional interpretative guidance may be issued that could affect interpretations and assumptions we have made, as well as actions we may take as a result of the Act. In addition, numerous countries are evaluating their existing tax laws due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether, or in what form, any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.
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
Historically, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggests that these benefits are more likely than not to be realized.
We earn a significant amount of our operating income and continue to hold a significant portion of our cash outside the U.S. We are reviewing whether the Act will affect our existing intention to reinvest indefinitely earnings of our foreign subsidiaries. The Act imposes a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries and other significant changes that affect how U.S. companies are taxed on foreign earnings. These changes may result in higher effective tax rates for us.
We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax law or interpretations will not have an adverse effect on our net income or loss and financial condition.
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
A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2018 accounted for 70.7% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2018. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competitive pressure, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
While digital sales are increasingly important to our business, for physical sales, retailers have limited shelf space and promotional resources and competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to continue to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space.
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
We are required to obtain licenses from certain of our competitors, including Sony and Microsoft, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.
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
Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2018, 41.3% of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” On March 29, 2017, the U.K. notified the European Council, in accordance with Article 50 of the Treaty on European Union, of the U.K.’s intention to withdraw from the European Union. As a result, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could negatively affect sales to consumers of our products. Without access to the single E.U. market, it may be more challenging and costly to distribute our products in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
If we are unable to protect the intellectual property relating to our software, the commercial value of our products will be adversely affected and our competitive position could be harmed.
We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Nonetheless, our software is susceptible to piracy and unauthorized copying, and third-parties may potentially exploit or misappropriate our intellectual property and proprietary information, causing significant reputational damage. Unauthorized third-parties, for example, may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability. In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games harm the experience of players who play fairly and could negatively impact the volume of microtransactions or purchases of downloadable content. Also, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively affect our business.
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

•
the possibility that significant acquisitions, when not managed cautiously, may result in the over-extension of our existing operating infrastructures, internal controls and information technology systems;

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
Certain of our products are based on or incorporate intellectual property owned by others. For example, certain of our 2K products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain and renew these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely affected.
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
Change in government regulations relating to the Internet could have a negative impact on our business.
We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws affecting "net neutrality," could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications

Commission voted to repeal net neutrality regulations in the U.S. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
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
Our reported financial results are affected by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, standards regarding revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that an increasing number of our games will be supported with material post-release activities, such as content updates and online-enabled features, and we could therefore be required to recognize more of the related revenues for those games over a period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, user playing patterns can affect our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time than we initially allocated. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 14.2 million shares of our common stock and had 5.9 million shares available for repurchase as of the date of this filing, does not obligate the Company to make any purchases at any specific time or situation. Discontinuing repurchases could adversely affect the price of the Company's common stock. The program may be suspended or discontinued at any time for any reason.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board of Directors has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.
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
Our inability to fully utilize any net operating losses or tax credit carryforwards to reduce tax liability in the future could have a material and negative affect on our future financial position and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 61,000 square feet of space under a lease expiring in December 2032.
We also lease approximately 64,000 square feet of space under a lease expiring in March 2023 at 622 Broadway, New York, New York.
Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom, which expires in January 2022. Rockstar North, our wholly-owned subsidiary, leases 72,000 square feet of office space in Edinburgh, Scotland, which expires in June 2024.
2K corporate offices and two development studios occupy approximately 123,000 square feet of leased office space in Novato, California. The lease expires in June 2023 with respect to approximately 59,000 square feet and July 2025 with respect to approximately 64,000 square feet.
In addition, our other subsidiaries lease office space in Sydney, Australia; Oakville, Canada; Chengdu and Shanghai, China; Brno, Czech Republic; Paris, France; Munich, Germany; Budapest, Hungary; Bangalore, India; Tokyo, Japan; Breda, Netherlands; Auckland, New Zealand; Singapore; Seoul, South Korea; Madrid and Barcelona, Spain; Lucerne, Switzerland; Taipei, Taiwan; Brighton, London, Lincoln, Leeds, and Oxford, United Kingdom; and, in the United States, Petaluma and Carlsbad, California;

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
On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We have asserted counterclaims for breach of contract, theft of trade secrets, and misappropriation.
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed, leaving only six remaining claims: breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
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

	High	Low
Fiscal Year Ended March 31, 2018
First Quarter ended June 30, 2017	$79.77	$57.53
Second Quarter ended September 30, 2017	102.96	72.07
Third Quarter ended December 31, 2017	119.02	100.43
Fourth Quarter ended March 31, 2018	126.67	97.46
Fiscal Year Ended March 31, 2017
First Quarter ended June 30, 2016	$40.17	$33.06
Second Quarter ended September 30, 2016	46.78	37.64
Third Quarter ended December 31, 2016	51.34	41.70
Fourth Quarter ended March 31, 2017	60.20	48.58
The number of record holders of our common stock was 58 as of May 8, 2018.
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
Stock Performance Graph
The following line graph compares, from March 31, 2013 through March 31, 2018, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2013 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2018

* $100 invested on March 31, 2013 in stock or index - including reinvestment of dividends.

	March 31,
	2013	2014	2015	2016	2017	2018
Take-Two Interactive Software, Inc.	$100.00	$135.79	$157.65	$233.25	$367.00	$605.45
NASDAQ Composite Index	100.00	130.18	153.76	154.62	189.99	229.43
Peer Group	100.00	147.14	216.02	281.44	400.93	544.26
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors has authorized the repurchase of up to 14,217,683 shares of our common stock. Under this program we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the fiscal years ended March 31, 2018, 2017, and 2016 we repurchased 1,512,557, 0, and 953,647 shares of our common stock in the open market, respectively, for $154.8 million, $0.0 million, and $26.6 million, respectively, including commissions as part of the program. As of March 31, 2018, we had repurchased a total of 6,683,887 shares of our common stock under the program, and 7,533,796 shares of our common stock remained available for repurchase under the share repurchase program.
Subsequent to March 31, 2018 and through the date of this filing, we repurchased an additional 1,597,216 shares of our common stock in the open market for $153.5 million, including commissions. After these additional purchases, 5,936,580 shares of our common stock remain available for repurchase under the share repurchase program.
During the fiscal year ended March 31, 2018, we also repurchased 151,108 shares of our common stock for $13.5 million, in connection with our obligation to holders of restricted stock awards to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares. These 151,108 shares were not part of the publicly announced share repurchase program.
All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.

Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2018:

Period	Shares purchased*	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2018	—	—	—	7,982,603
February 1 - 28, 2018	63,195	$104.01	63,195	7,919,408
March 1 - 31, 2018	498,942	$98.91	385,612	7,533,796

*
113,330 of the shares repurchased during March 2018 were repurchased in connection with our obligation to holders of restricted stock units to withhold the number of shares required to satisfy the holders' tax liabilities in connection with the vesting of such shares and were not part of the publicly announced share repurchase program.

Item 6.    Selected Financial Data
The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA:	2018	2017	2016	2015	2014
Net revenue	$1,792,892	$1,779,748	$1,413,698	$1,082,938	$2,350,568
Gross profit	894,581	756,789	599,825	288,071	936,241
Net income (loss)	$173,533	$67,303	$(8,302)	$(279,470)	$361,605
Earnings (loss) per share:
Basic:
Earnings (loss) per share:	$1.57	$0.73	$(0.10)	$(3.48)	$3.79
Diluted:
Earnings (loss) per share:	$1.54	$0.72	$(0.10)	$(3.48)	$3.20

	As of March 31,
BALANCE SHEET DATA:	2018	2017	2016	2015(1)	2014(1)
Total assets	$3,737,841	$3,149,154	$2,590,277	$2,228,073	$1,795,083
Long-term debt	8,068	251,929	497,935	473,030	449,484

(1)
During fiscal 2016, we retrospectively adopted Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs," and as a result previously reported Total assets and Long-term debt have both decreased from previously reported amounts by $3,027 and $4,547 as of March 31, 2015 and 2014, respectively, to reflect the deduction of debt issuance costs from the carrying amount of the related debt liability.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. Our products are currently designed for console gaming systems such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, the Nintendo Switch, and PC, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
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
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Spain, South Korea, the United Kingdom, and the United States.
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 280 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013, on Sony's PS4 and Microsoft's Xbox One in November 2014, and on PC in April 2015. Grand Theft Auto V includes access to Grand Theft Auto Online, which initially launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
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
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China.
On December 14, 2017, we announced the formation of Private Division, our new label that is dedicated to bringing titles from top independent developers to market. Private Division will publish several upcoming titles based on new IP from renowned industry creative talent, including the previously announced Ancestors: The Humankind Odyssey from Panache Digital Game, a studio led by the creator of the Assassin's Creed franchise Patrice Désilets; an unannounced role-playing game ("RPG") currently code-named Project Wight from The Outsiders, a studio formed by ex-DICE developers David Goldfarb and Ben Cousins; an unannounced RPG from Obsidian Entertainment led by Tim Cain and Leonard Boyarsky, co-creators of Fallout; and an unannounced sci-fi first-person shooter from V1 Interactive, a studio founded by Halo co-creator Marcus Lehto. Additionally, Private Division is the publisher of Kerbal Space Program, which we acquired in May 2017.
Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch over the next two years.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 39.7% of our net revenue for the fiscal year ended March 31, 2018. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 70.7%, 65.5% and 58.9% of net revenue during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. As of March 31, 2018 and 2017, five customers comprised 65.4% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 53.2% and 57.6% of such balance at March 31, 2018 and 2017, respectively. We had two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2018 and 2017. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third-parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 81.6% of our net revenue by product platform for the fiscal year ended March 31, 2018. The success of our business is dependent upon the consumer acceptance of these consoles and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Most of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third-parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles after their initial purchase through downloadable offerings, including add-on content, microtransactions and online play. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations," discloses that net revenue from digital online channels comprised 63.1% of our net revenue for the fiscal year ended March 31, 2018. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases
We released the following key titles in fiscal year 2018:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K18	2K	Internal	Xbox 360, Xbox One, PS3, PS4, PC, Switch (digital)	September 19, 2017
WWE 2K18	2K	Internal/External	Xbox One, PS4	October 13, 2017
NBA 2K18	2K	Internal	Switch (physical)	October 17, 2017
WWE 2K18	2K	Internal/External	PC	October 17, 2017
L.A. Noire	Rockstar Games	Internal	Xbox One, PS4, Switch	November 14, 2017
WWE 2K18	2K	Internal/External	Switch	December 6, 2017
L.A. Noire: The VR Case Files	Rockstar Games	Internal	HTC Vive	December 15, 2017
Kerbal Space Program: Enhanced Edition	Private Division	External	Xbox One, PS4	January 16, 2018
XCOM 2 Collection	2K	External	PC	February 1, 2018
Sid Meier's Civilization VI: Rise and Fall (DLC)	2K	Internal	PC	February 8, 2018
XCOM 2 Collection	2K	External	PS4, Xbox One	February 21, 2018
L.A. Noire: The VR Case Files	Rockstar Games	Internal	Oculus Rift	March 29, 2018
Grand Theft Auto V: Premium Online Edition	Rockstar Games	Internal	PS4, Xbox One, PC	April 20, 2018

Product Pipeline
We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Red Dead Redemption 2	Rockstar Games	Internal	Xbox One, PS4	October 26, 2018
NBA 2K19	2K	Internal	TBA	Fall 2018
WWE 2K19	2K	Internal/External	TBA	Fall 2018
Fiscal 2018 Financial Summary
Our net revenue for fiscal year ended March 31, 2018 was led by titles from a variety of our top franchises, primarily Grand Theft Auto, NBA 2K, and WWE 2K. Our net revenue increased to $1,792.9 million, an increase of $13.1 million or 0.7% compared to the fiscal year ended March 31, 2017.
For the fiscal year ended March 31, 2018, our net income was $173.5 million, as compared to a net income of $67.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2018 was $1.54, as compared to diluted income per share of $0.72 for the fiscal year ended March 31, 2017. Our operating income for the fiscal year ended March 31, 2018 increased compared to the operating income for fiscal year ended March 31, 2017, due primarily to higher gross profit due primarily to lower Software development costs and royalties and Product costs due to having released more titles in the prior year period, partially offset by higher Research and development costs related to titles that have not reached technological feasibility.
At March 31, 2018 we had $809.0 million of cash and cash equivalents, compared to $943.4 million at March 31, 2017. The decrease in cash and cash equivalents from March 31, 2017 was due primarily to cash used in financing and investing activities, partially offset by cash provided by operating activities. Net cash used in financing activities was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards. Net cash used in investing activities was primarily related to net purchases of available for sale securities, purchases of fixed assets, and our asset acquisition of Kerbal Space Program. Net cash provided by operating activities was due primarily to cash generated from sales of virtual currency, NBA 2K18, Grand Theft Auto V, and WWE 2K18, partially offset by investments in software development and licenses as well as the funding of internal royalty payments.

Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2018		2017		2016
Net revenue	$1,792,892	100.0%	$1,779,748	100.0%	$1,413,698	100.0%
Cost of goods sold	898,311	50.1%	1,022,959	57.5%	813,873	57.6%
Gross profit	894,581	49.9%	756,789	42.5%	599,825	42.4%
Selling and marketing	256,092	14.3%	285,453	16.0%	198,309	14.0%
General and administrative	247,828	13.8%	211,409	11.9%	192,452	13.6%
Research and development	196,373	11.0%	137,915	7.8%	119,807	8.5%
Business reorganization	14,742	0.8%	—	—%	71,285	5.1%
Depreciation and amortization	43,969	2.5%	30,707	1.7%	28,800	2.0%
Total operating expenses	759,004	42.3%	665,484	37.4%	610,653	43.2%
Income (loss) from operations	135,577	7.6%	91,305	5.1%	(10,828)	(0.8)%
Interest and other, net	1,048	0.1%	(15,690)	(0.9)%	(30,205)	(2.1)%
Gain on long-term investments, net	—	—%	1,350	0.1%	2,683	0.2%
Income (loss) before income taxes	136,625	7.6%	76,965	4.3%	(38,350)	(2.7)%
(Benefit from) provision for income taxes	(36,908)	(2.1)%	9,662	0.5%	(30,048)	(2.1)%
Net income (loss)	$173,533	9.7%	$67,303	3.8%	$(8,302)	(0.6)%

	Fiscal Year Ended March 31,
	2018		2017		2016
Net revenue by geographic region:
United States	$1,052,313	58.7%	$999,128	56.1%	$742,963	52.6%
International	740,579	41.3%	780,620	43.9%	670,735	47.4%
Net revenue by platform:
Console	1,463,306	81.6%	1,440,724	81.0%	1,167,623	82.6%
PC and other	329,586	18.4%	339,024	19.0%	246,075	17.4%
Net revenue by distribution channel:
Digital online	1,130,946	63.1%	921,734	51.8%	697,658	49.3%
Physical retail and other	661,946	36.9%	858,014	48.2%	716,040	50.7%

Fiscal Years ended March 31, 2018 and 2017

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$1,792,892	100.0%	$1,779,748	100.0%	$13,144	0.7%
Internal royalties	383,020	21.4%	330,782	18.6%	52,238	15.8%
Product costs	203,301	11.3%	255,914	14.4%	(52,613)	(20.6)%
Software development costs and royalties(1)	191,400	10.7%	335,675	18.9%	(144,275)	(43.0)%
Licenses	120,590	6.7%	100,588	5.6%	20,002	19.9%
Cost of goods sold	898,311	50.1%	1,022,959	57.5%	(124,648)	(12.2)%
Gross profit	$894,581	49.9%	$756,789	42.5%	$137,792	18.2%

(1)	Includes $24,610 and $21,056 of stock-based compensation expense in 2018 and 2017, respectively.

For the fiscal year ended March 31, 2018, net revenue increased by $13.1 million, as compared to the prior year. This increase was due primarily to an increase of $159.4 million in revenues from our NBA 2K franchise, partially offset by a decrease of $134.9 million in net revenue from Mafia III, which released in October 2016. Net revenue from our Grand Theft Auto franchise increased $32.0 million as compared to the prior year. This increase was due primarily to an increase of $114.9 million in net revenue from Grand Theft Auto Online, partially offset by a decrease of $78.0 million from Grand Theft Auto V.

Net revenue from console games increased by $22.6 million and accounted for 81.6% of our total net revenue in the fiscal year ended March 31, 2018, as compared to 81.0% in the prior year. The increase in net revenue from console games was due primarily to higher net revenue from our NBA 2K franchise, partially offset by lower net revenues from Mafia III, which released in October 2016. Net revenue from PC and other decreased by $9.4 million as compared to the prior year and decreased as a percentage of net revenue to 18.4% compared to 19.0% in the prior year. The decrease in net revenue from PC and other was due primarily to lower net revenue from Civilization VI, which released on the PC in the prior year, partially offset by higher net revenue from Social Point titles for which we had only two months of net revenue in the prior year as it was acquired in January 2017.
Net revenue from digital online channels increased by $209.2 million and accounted for 63.1% of our total net revenue for the fiscal year ended March 31, 2018, as compared to 51.8% in the prior year. The increase in net revenue from digital online channels was due primarily to higher revenue related to our NBA 2K franchise and Grand Theft Auto Online, partially offset by lower net revenue from Civilization VI and Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $196.1 million and accounted for 36.9% of our total net revenue for the fiscal year ended March 31, 2018, as compared to 48.2% for the prior year. The decrease in net revenue from physical retail and other channels was due primarily to lower net revenue from Mafia III, Grand Theft Auto V, and BioShock: The Collection, which released in September 2016, partially offset by higher net revenue from L.A. Noire due to releases on PS4, Xbox One, Switch, and HTC Vive.

Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and microtransactions increased by $287.9 million and accounted for 41.6% of net revenue for the fiscal year ended March 31, 2018, as compared to 25.8% for the prior year. The increase in recurrent consumer spending was due primarily to higher virtual currency net revenue from Grand Theft Auto Online, our NBA 2K franchise, and Social Point titles with only two months of net revenue in the prior year as it was acquired in January 2017.
Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2018 was 49.9%, as compared to 42.5% in the prior year. The percentage increase was due primarily to lower software development costs as a percentage of net revenue due to Mafia III and Civilization VI releasing in the prior year, as well as lower product costs as a percentage of net revenue due to the decrease in net revenue from physical retail sales. The increase was offset by higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned and to a lesser extent higher stock-based compensation costs as a percentage of net revenue.
Net revenue earned outside of the United States decreased by $40.0 million and accounted for 41.3% of our total net revenue in the fiscal year ended March 31, 2018, as compared to 43.9%. The decrease in net revenue was due primarily to a decrease in net revenue from Mafia III, partially offset by higher net revenues from our NBA 2K franchise. Changes in foreign currency exchange rates increased net revenue and gross profit by $9.8 million and $6.7 million, respectively, in the fiscal year ended March 31, 2018 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$256,092	14.3%	$285,453	16.0%	$(29,361)	(10.3)%
General and administrative	247,828	13.8%	211,409	11.9%	36,419	17.2%
Research and development	196,373	11.0%	137,915	7.8%	58,458	42.4%
Depreciation and amortization	43,969	2.5%	30,707	1.7%	13,262	43.2%
Business reorganization	14,742	0.8%	—	—%	14,742	100.0%
Total operating expenses	$759,004	42.3%	$665,484	37.4%	$93,520	14.1%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
Selling and marketing	$13,258	$9,963
General and administrative	$58,037	$42,908
Research and development	$18,020	$7,952
Business reorganization	2,424	—
Foreign currency exchange rates increased total operating expenses by $8.4 million in the fiscal year ended March 31, 2018 as compared to the prior year.
Selling and marketing
Selling and marketing expenses decreased by $29.4 million in the fiscal year ended March 31, 2018 as compared to the prior year, due primarily to $44.2 million in lower advertising expenses. Advertising expenses were lower in the current year due primarily to the releases of Mafia III and Civilization VI in October 2016 and Battleborn in May 2016, partially offset by higher marketing in the current year period for Grand Theft Auto Online and Red Dead Redemption 2. The decrease was partially offset by higher personnel expenses, primarily due to higher incentive compensation expense.
General and administrative
General and administrative expenses increased by $36.4 million for the fiscal year ended March 31, 2018, as compared to the prior year, due primarily to (i) increases in personnel expenses, including stock and incentive compensation expense, due to additional headcount, including our acquisition of Social Point, (ii) increases in professional fees, related primarily to our management agreement with ZelnickMedia as a result of the increase in our share price, (iii) increases in IT related expenses from the purchase of computer hardware and software, and (iv) increases in rent expense due to new locations, including our new corporate headquarters in New York and for Social Point, as well as increased rent in other locations. This overall increase was partially offset primarily by a $6.5 million reduction of expense related to reversing a contingent consideration liability recognized in connection with the Social Point acquisition as we determined that the fair value of this contingent consideration was $0 based on the lower probability of Social Point achieving certain performance measures in the 24-month period following the acquisition.
General and administrative expenses for the fiscal years ended March 31, 2018 and 2017 include occupancy expense (primarily rent, utilities and office expenses) of $18.2 million and $15.8 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $58.5 million for the fiscal year ended March 31, 2018, as compared to the prior year, due primarily to increased personnel expense due to (i) increased headcount, including our acquisition of Social Point, and (ii) higher stock-based compensation. These increases were partially offset by lower production expenses for titles that have not reached technological feasibility.
Depreciation and amortization
Depreciation and amortization expenses increased by $13.3 million for the fiscal year ended March 31, 2018, as compared to the prior year, due primarily to the recognition of a $11.3 million impairment charge as a result of our decision not to proceed with further development of a certain in-process research and development ("IPR&D") intangible asset from our acquisition of Social Point.

Business Reorganization
During the fiscal year ended March 31, 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels. In connection with this initiative we incurred business reorganization expenses of $14.7 million for the fiscal year ended March 31, 2018, due primarily to employee separation costs with no corresponding costs in the prior year. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with this reorganization. See Note 20 - Business Reorganization.
Interest and other, net

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest expense, net	$(1,005)	(0.1)%	$(21,700)	(1.2)%	$20,695	(95.4)%
Foreign currency exchange (loss) gain	(3,038)	(0.2)%	4,990	0.3%	(8,028)	(160.9)%
Other	5,091	0.3%	1,020	0.1%	4,071	399.1%
Interest and other, net	$1,048	0.1%	$(15,690)	(0.9)%	$16,738	(106.7)%
Interest and other, net was income of $1.0 million for the fiscal year ended March 31, 2018, as compared to an expense of $15.7 million for the fiscal year ended March 31, 2017. The increase was due primarily to a $20.7 million decrease in interest expense as a result of the settlement of our 1.75% Convertible Notes in December 2016 and higher gains on early conversions of our 1.00% Convertible Notes as well as higher interest income due to the nature of our investments and the rise of interest rates, partially offset by foreign exchange transaction losses for the fiscal year ended March 31, 2018 as compared to foreign exchange transaction gains in the prior year.
Provision/Benefit from income taxes
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code that could materially affect us. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 and requires companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act makes other changes that may affect us, beginning April 1, 2018. These changes include but are not limited to (1) a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income (GILTI), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company is still evaluating the GILTI provisions and analysis of future taxable income that is subject to GILTI and therefore is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in the Consolidated Financial Statements.

We recorded an estimated increase to income tax expense of $18.1 million related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as a result of the Act. The estimated increase was a result of a transition tax of $26.6 million, offset by increased benefits from domestic production deductions and tax credits. In addition, as a result of the decrease in the U.S. federal corporate income tax rate from 35% to 21%, we recorded a decrease to net deferred tax assets of $47.7 million and a corresponding decrease to the valuation allowance of $39.8 million after taking into account a portion of the deferred tax liability from indefinite lived intangibles as a source of income against deferred tax assets, resulting in a tax benefit of $7.9 million. The re-measurement of the deferred tax liability relating to indefinite lived intangibles, due to the rate change, resulted in a tax benefit of $6.2 million.

We are currently evaluating the potential impact of the Act, and the amounts recorded represent provisional estimates for certain identified income tax effects for which the accounting is incomplete but a reasonable estimate can be determined, in accordance with Staff Accounting Bulletin No. 118 (SAB 118). Further analysis is required to review historical practices used to calculate the untaxed earnings of certain foreign subsidiaries and additional time to evaluate the complexities of the new tax law along with additional interpretative guidance that may be issued. The impact of the Act may differ from these estimates, possibly materially, due to changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Act. We expect to continue to analyze the Act and its impact and expect to record any adjustments to provisional estimates no later than the third quarter of fiscal 2019.

Our income tax benefit was $36.9 million for the fiscal year ended March 31, 2018 as compared to income tax expense of $9.7 million for the fiscal year ended March 31, 2017.
When compared to the statutory rate of 31.6%, the effective tax rate of (27.0)% for the fiscal year ended March 31, 2018 was primarily due to $53.2 million from excess tax benefits from employee stock compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in additional paid-in-capital), a benefit of $22.6 million for tax credits anticipated to be utilized, a benefit of $15.1 million from changes in unrecognized tax benefits primarily due to expiration of statute of limitations, and a benefit of $7.9 million from our geographic mix of earnings, partially offset by provisional amounts recorded as a result of the Act and $10.4 million for changes in our valuation allowance.
The effective tax rate in the current year was lower compared to the prior year primarily due to $53.2 million from excess tax benefits related to employee stock compensation reflected as a component of the benefit from income taxes in the current year, an increased benefit from changes in unrecognized tax benefits of $17.3 million primarily due to expiration of statute of limitations, and $11.0 million of increased tax benefits due to mix of earnings, partially offset by a reduced benefit from tax credits of $12.7 million and provisional amounts recorded as a result of the Act.
We anticipate that additional excess tax benefits from employee stock compensation, tax credits, changes in valuation allowance, and changes as a result of the Act may arise in future periods, which could have a significant impact on our effective tax rate.
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends upon the stock price at the time of employee award vesting. Since we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period.
As of March 31, 2018, we had gross unrecognized tax benefits, including interest and penalties, of $128.5 million, of which $22.8 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2018, gross unrecognized tax benefits increased by $8.3 million.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2016 and state income tax returns for periods prior to the fiscal year ended March 31, 2013. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2012. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2012 through March 31, 2016.
We are regularly audited by domestic and foreign taxing authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations may impact our effective tax rate in future periods.
Net income and earnings per share
For the fiscal year ended March 31, 2018, our net income was $173.5 million, as compared to $67.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2018 was $1.54, as compared to $0.72 for the fiscal year ended March 31, 2017. Basic weighted average shares outstanding of 110.1 million were 19.9 million higher compared to the prior fiscal year due primarily to the settlement on conversion of our 1.75% Convertible Notes and our 1.00% Convertible Notes with shares of our common stock using the stated conversion rate and, to a lesser extent the vesting of restricted stock awards. See Note 1 - Basis of Presentation and Significant Accounting Policies and Note 12 - Earnings (Loss) Per Share for additional information.
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
Net revenue from digital online channels increased by $224.1 million and accounted for 51.8% of our total net revenue for the fiscal year ended March 31, 2017, as compared to 49.3% in the prior year. The increase in net revenue from digital online channels was due primarily to higher revenues related to our NBA 2K franchise, Civilization VI, Mafia III, and Grand Theft Auto Online, partially offset by lower revenues from Evolve. Recurrent consumer spending (including virtual currency, add-on content, and microtransactions) increased by $97.2 million and accounted for 49.8% of net revenue from digital online channels for the fiscal year ended March 31, 2017, as compared to 51.8% for the prior year. The increase in recurrent consumer spending was due primarily to higher virtual currency net revenues from our NBA 2K franchise. Net revenue from physical retail and other channels increased by 142.0 million and accounted for 48.2% of our total net revenues for the fiscal year ended March 31, 2017, as compared to 50.7% for the prior year. The increase in net revenue from physical retail and other channels was due primarily to higher net revenues from the current year release of Mafia III and the performance of our NBA 2K franchise, which was partially offset by lower net revenues from our Grand Theft Auto franchise.
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
Operating Expenses

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$285,453	16.0%	$198,309	14.0%	$87,144	43.9%
General and administrative	211,409	11.9%	192,452	13.6%	18,957	9.9%
Research and development	137,915	7.8%	119,807	8.5%	18,108	15.1%
Business reorganization	—	—%	71,285	5.1%	(71,285)	(100.0)%
Depreciation and amortization	30,707	1.7%	28,800	2.0%	1,907	6.6%
Total operating expenses	$665,484	37.4%	$610,653	43.2%	$54,831	9.0%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2017	2016
Selling and marketing	$9,963	$9,425
General and administrative	$42,908	$40,322
Research and development	$7,952	$4,926
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
Interest and other, net

(thousands of dollars)	2017	% of net revenue	2016	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest expense, net	$(21,700)	(1.2)%	$(29,239)	(2.1)%	$7,539	(25.8)%
Foreign currency exchange (loss) gain	4,990	0.3%	(1,407)	(0.1)%	6,397	(454.7)%
Other	1,020	0.1%	441	—%	579	131.3%
Interest and other, net	$(15,690)	(0.9)%	$(30,205)	(2.1)%	$14,515	(48.1)%
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
Net income (loss) and earnings (loss) per share
For the fiscal year ended March 31, 2017, our net income was $67.3 million, as compared to a net loss of $8.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2017 was $0.72, as compared basic and diluted loss per share of $0.10 for the fiscal year ended March 31, 2016. Basic weighted average shares outstanding were higher compared to the prior fiscal year due primarily to the issuance of 4.6 million shares for settlements of conversions our 1.00% Convertible Notes and our 1.75% Convertible Notes (together, the "Convertible Notes") and net stock-based compensation activity of 1.5 million shares. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding earnings (loss) earnings per share.
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
Short-term Investments
As of March 31, 2018, we had $615.4 million of short-term investments, which are highly-liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.75% at March 31, 2018), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.88% at March 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2018 and 2017.
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
As of March 31, 2018, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At March 31, 2018 and 2017, we had no outstanding borrowings under the Credit Agreement.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13.4 million underlying conversion shares) subject to adjustment in certain circumstances.

During the fiscal year ended March 31, 2018, 1.00% Convertible Notes with an aggregate principal value of $260.0 million were submitted for conversion. We elected to settle in shares of our common stock. As a result of early conversions of the 1.00% Convertible Notes, we recorded a gain within Interest and other, net on our Consolidated Statement of Operations of $4.9 million for the fiscal year ended March 31, 2018.
As of April 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time. Prior to April 26, 2018, upon conversion, the 1.00% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Effective April 26, 2018, we elected to settle our remaining conversion obligations in connection with the 1.00% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 70.7%, 65.5%, and 58.9% of net revenue during the fiscal years ended March 31, 2018, 2017, and 2016, respectively. As of March 31, 2018 and 2017, five customers accounted for 65.4% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 53.2% and 57.6% of such balances at March 31, 2018 and 2017, respectively. We had two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018 and two customers who accounted for 40.2%, and 17.4% of our gross accounts receivable as of March 31, 2017. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2018 and 2017. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash, short term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of March 31, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $266.6 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code, which could materially affect us.

The Act includes a number of provisions, including international provisions, which generally establish a territorial-style system for taxing foreign income of domestic multinational corporations. We are reviewing whether the Act will affect our current intention to reinvest indefinitely earnings of our foreign subsidiaries and therefore have not recorded any tax liabilities associated with the repatriation of foreign earnings.
Our Board of Directors has authorized the repurchase of up to 14.2 million shares of our common stock. Under this program we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason. During the fiscal years ended March 31, 2018, 2017, and 2016, we repurchased 1.5 million, 0, and 1.0 million, respectively, shares of our common stock in the open market for $154.8 million, $0.0 million, and $26.6 million, respectively, including commissions as part of the program. As of March 31, 2018, we had repurchased a total of 6.7 million shares of our common stock under the program, and 7.5 million shares of our common stock remained available for repurchase under the share repurchase program.

Subsequent to March 31, 2018 and through the date of this filing, we repurchased an additional 1.6 million shares of our common stock in the open market for $153.5 million, including commissions. After these additional purchases, 5.9 million shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2018	2017	2016
Net cash provided by operating activities	$393,947	$331,429	$261,305
Net cash used in investing activities	(271,827)	(129,030)	(324,516)
Net cash used in financing activities	(281,467)	(49,772)	(48,047)
Effects of foreign currency exchange rates on cash and cash equivalents	24,924	(7,973)	(1,120)
Net change in cash and cash equivalents	$(134,423)	$144,654	$(112,378)
At March 31, 2018 we had $809.0 million of cash and cash equivalents, compared to $943.4 million at March 31, 2017. The decrease in cash and cash equivalents from March 31, 2017 was due primarily to cash used in financing and investing activities, partially offset by cash provided by operating activities. Net cash used in financing activities was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards. Net cash used in investing activities was primarily related to net purchases of available for sale securities, purchases of fixed assets, and other asset acquisitions. Net cash provided by operating activities was due primarily to cash generated from sales of virtual currency. NBA 2K18, Grand Theft Auto V, and WWE 2K18, partially offset by investments in software development and licenses and funding of internal royalty payments.
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

A summary of annual minimum contractual obligations and commitments as of March 31, 2018 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2018	$116,242	$49,725	$39,113	$21,549	$20	$8,160	$234,809
2019	53,534	4,060	29,620	7,046	—	—	94,260
2020	28,999	13,480	23,092	1,629	—	—	67,200
2021	21,748	3,773	21,665	—	—	—	47,186
2022	6,250	3,500	19,571	—	—	—	29,321
Thereafter	5,250	—	62,476	—	—	—	67,726
Total	$232,023	$74,538	$195,537	$30,224	$20	$8,160	$540,502
Income Taxes: At March 31, 2018, we had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $22.8 million, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities; therefore, these liabilities have not been included in the contractual obligations table.
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
On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150 million and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We have asserted counterclaims for breach of contract, theft of trade secrets, and misappropriation.
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed, leaving only six remaining claims: breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
Off-Balance Sheet Arrangements
As of March 31, 2018 and 2017, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2018, 2017 and 2016, 41.3%, 43.9% and 47.4%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements where we do not have VSOE for each element and the deliverables are deemed more-than-inconsequential, we defer the recognition of our net revenues over an estimated service period which generally ranges from 12 to 62 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of March 31, 2018, we had $615.4 million of short-term investments, which included $398.7 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $809.0 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2018.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.75% at March 31, 2018), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 1.88% at March 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2018, there were no outstanding borrowings under our Credit Agreement. The 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% per annum, and we expect that there will be no fluctuation related to the 1.00% Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 11 to the Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2018 and 2017, our foreign currency translation adjustment was a gain of $43.4 million and a loss of $9.1 million, respectively. We recognized a foreign currency exchange transaction loss of $3.0 million, a gain of $5.0 million, and a loss of $1.4 million million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-

functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2018, we had $4.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $67.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2017, we had $9.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $177.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2018, 2017 and 2016, we recorded a loss of $19.5 million and gains of $7.2 million and $0.1 million, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. As of March 31, 2018 and 2017 the fair value of these outstanding forward contracts was a loss of $0.0 million and $0.4 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are credit-worthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2018, 41.3% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.1%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.1%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and

(ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2018. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2018). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

		8-K	2/3/2017	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of September 15, 2017	8-K	9/18/2017	3.1
4.1	Indenture, dated as of June 18, 2013, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.00% Convertible Notes	8-K	6/18/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.2	Supplemental Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.2
4.3	Form of 1.00% Convertible Note (included in Exhibit 4.2)	8-K	6/18/2013	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan, effective as of September 15, 2017+	14A	7/27/2017	Annex B
10.12	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.13	Take-Two Interactive Software, Inc. 2017 Global Employee Stock Purchase Plan, effective as of September 15, 2017+	14A	7/27/2017	Annex D
10.14	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.15	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.16	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.17	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.18	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.19	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.20	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.21	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.22	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.23	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.24	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation+	S-3 ASR	5/20/2015	10.2
10.25	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015+	10-Q	8/10/2015	10.1
10.26	Amendment to the Restricted Stock Unit Agreement, dated as of March 31, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	10-K	5/19/2016	10.50
10.27	Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/20/2016	10.2
10.28	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017+	10-Q	2/8/2017	10.3
10.29	Restricted Unit Agreement, dated as of May 25, 2017, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/25/2017	10.2
10.30	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of December 15, 2017+	10-Q	2/8/2018	10.4
10.31	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.32	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.33	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.34	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.35	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.36	First Amendment to Second Amended and Restated Credit Agreement, dated June 12, 2013	10-K	5/14/2014	10.27
10.37	Second Amendment to Second Amended and Restated Credit Agreement, dated April 28, 2014	10-K	5/14/2014	10.28
10.38	Third Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2014	8-K	8/21/2014	10.1
10.39	Fourth Amendment to Second Amended and Restated Credit Agreement, May 21, 2015	10-K	5/19/2016	10.45
10.40	Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 11, 2016	8-K	2/12/2016	10.1
10.41	Sixth Amendment to Second Amended and Restated Credit Agreement, dated April 8, 2016	10-Q	8/5/2016	10.1
10.42	Seventh Amendment to Second Amended and Restated Credit Agreement, dated December 22, 2017	10-Q	2/8/2018	10.3
10.43	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.44	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.45	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.46	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.47	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.48	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.49	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.50	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.51	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.52	Amendment to the Xbox One Publisher License Agreement, dated January 30, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.48
10.53	Amendment No. 3 to the Xbox One Publisher License Agreement, dated August 13, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.49
10.54	Amendment No. 4 to the Xbox One Publisher License Agreement, dated December 15, 2016, between Microsoft Corporation and the Company*	10-Q/A	5/23/2017	10.2
10.55	Amendment No. 5 to the Xbox One Publisher License Agreement, signed on January 10, 2018, between Microsoft Corporation and the Company**				X
10.56	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-K	5/24/2017	10.48
10.57	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.58	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.59	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.60	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.61	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.62	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.63
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2018

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 16, 2018 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2018 due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2006.

New York, NY
May 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Take-Two Interactive Software, Inc.'s (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2018, and the related notes and our report dated May 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young, LLP

New York, NY
May 16, 2018

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$808,973	$943,396
Short-term investments	615,406	448,932
Restricted cash	437,398	337,818
Accounts receivable, net of allowances of $54,290 and $66,483 at March 31, 2018 and 2017, respectively	247,649	219,558
Inventory	15,162	16,323
Software development costs and licenses	33,284	41,721
Deferred cost of goods sold	117,851	127,901
Prepaid expenses and other	133,454	59,593
Total current assets	2,409,177	2,195,242
Fixed assets, net	102,478	67,300
Software development costs and licenses, net of current portion	639,369	381,910
Deferred cost of goods sold, net of current portion	26,719	—
Goodwill	399,530	359,115
Other intangibles, net	103,681	110,262
Other assets	56,887	35,325
Total assets	$3,737,841	$3,149,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,029	$31,892
Accrued expenses and other current liabilities	914,748	750,875
Deferred revenue	777,152	903,125
Total current liabilities	1,726,929	1,685,892
Long-term debt	8,068	251,929
Non-current deferred revenue	355,589	10,406
Other long-term liabilities	158,285	197,199
Total liabilities	2,248,871	2,145,426
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2018 and 2017	—	—
Common stock, $.01 par value, 200,000 shares authorized; 132,743 and 119,813 shares issued and 114,038 and 102,621 outstanding at March 31, 2018 and 2017, respectively	1,327	1,198
Additional paid-in capital	1,888,039	1,452,754
Treasury stock, at cost; 18,705 and 17,192 common shares at March 31, 2018 and 2017, respectively	(458,180)	(303,388)
Retained earnings (accumulated deficit)	73,516	(99,694)
Accumulated other comprehensive loss	(15,732)	(47,142)
Total stockholders' equity	1,488,970	1,003,728
Total liabilities and stockholders' equity	$3,737,841	$3,149,154

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2018	2017	2016
Net revenue	$1,792,892	$1,779,748	$1,413,698
Cost of goods sold	898,311	1,022,959	813,873
Gross profit	894,581	756,789	599,825
Selling and marketing	256,092	285,453	198,309
General and administrative	247,828	211,409	192,452
Research and development	196,373	137,915	119,807
Business reorganization	14,742	—	71,285
Depreciation and amortization	43,969	30,707	28,800
Total operating expenses	759,004	665,484	610,653
Income (loss) from operations	135,577	91,305	(10,828)
Interest and other, net	1,048	(15,690)	(30,205)
Gain on long-term investments, net	—	1,350	2,683
Income (loss) before income taxes	136,625	76,965	(38,350)
(Benefit from) provision for income taxes	(36,908)	9,662	(30,048)
Net income (loss)	$173,533	$67,303	$(8,302)
Earnings (loss) per share:
Basic earnings (loss) per share	$1.57	$0.73	$(0.10)
Diluted earnings (loss) per share	$1.54	$0.72	$(0.10)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	March 31,
	2018	2017	2016
Net income (loss)	$173,533	$67,303	$(8,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	43,379	(9,086)	(7,364)
Cash flow hedges:
Change in unrealized gains	(8,153)	—	—
Reclassification to earnings	—	—	(17)
Tax effect on effective cash flow hedges	(2,038)	—	—
Change in fair value of cash flow hedges	(10,191)	—	(17)
Available-for-sale securities:
Net unrealized gain (loss), net of taxes	(1,778)	(169)	73
Reclassification to earnings for realized net loss, net of taxes	—	9	36
Change in fair value of available-for-sale securities	(1,778)	(160)	109
Other comprehensive income (loss)	31,410	(9,246)	(7,272)
Comprehensive income (loss)	$204,943	$58,057	$(15,574)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$173,533	$67,303	$(8,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	77,887	221,911	134,472
Stock-based compensation	116,349	81,879	69,996
Amortization of intellectual property	34,830	6,738	160
Depreciation	32,202	30,707	28,800
Amortization of discount on Convertible Notes	15,662	21,222	23,457
Impairment of in-process research and development	11,257	—	—
Amortization of debt issuance costs	578	1,227	1,567
Deferred income taxes	(32,523)	3,020	(270)
Gain on long-term investments, net	—	(1,350)	(2,683)
Gain on redemption of Convertible Notes	(4,900)	—	—
Other, net	6,375	(3,410)	2,588
Changes in assets and liabilities:
Restricted cash	(99,580)	(76,474)	(91,491)
Accounts receivable	(26,998)	(41,956)	49,348
Inventory	3,917	(4,942)	3,809
Software development costs and licenses	(225,269)	(252,951)	(219,217)
Prepaid expenses, other current and other non-current assets	(74,544)	(22,155)	(12,272)
Deferred revenue	198,397	126,285	152,325
Deferred cost of goods sold	(11,959)	(14,969)	(41,144)
Accounts payable, accrued expenses and other liabilities	198,733	189,344	170,162
Net cash provided by operating activities	393,947	331,429	261,305
Investing activities:
Change in bank time deposits	(40,918)	89,076	(182,383)
Proceeds from available-for-sale securities	241,012	155,936	43,314
Purchases of available-for-sale securities	(369,998)	(221,671)	(150,501)
Purchases of fixed assets	(61,557)	(21,167)	(37,280)
Proceeds from sale of long-term investment	—	1,350	2,683
Purchase of long-term investments	(5,000)	(1,885)	—
Business acquisitions, net of cash acquired	(9,401)	(130,669)	—
Asset acquisition	(25,965)	—	—
Other	—	—	(349)
Net cash used in investing activities	(271,827)	(129,030)	(324,516)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(112,884)	(51,762)	(22,916)
Repurchase of common stock	(154,792)	—	(26,552)
Excess tax benefit from stock-based compensation	—	1,990	1,421
Other	(13,791)	—	—
Net cash used in financing activities	(281,467)	(49,772)	(48,047)
Effects of foreign currency exchange rates on cash and cash equivalents	24,924	(7,973)	(1,120)
Net change in cash and cash equivalents	(134,423)	144,654	(112,378)
Cash and cash equivalents, beginning of year	943,396	798,742	911,120
Cash and cash equivalents, end of year	$808,973	$943,396	$798,742
Supplemental data:
Interest paid	$4,121	$7,628	$7,626
Income taxes paid (refunded)	$8,790	$6,648	$(26,223)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2015	104,594	$1,046	$1,028,197	(16,238)	$(276,836)	$(158,695)	$(30,624)	$563,088
Net loss	—	—	—	—	—	(8,302)	—	(8,302)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(7,364)	(7,364)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	(17)	(17)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	109	109
Stock-based compensation	—	—	83,137	—	—	—	—	83,137
Tax benefit associated with stock awards	—	—	1,421	—	—	—	—	1,421
Issuance of restricted stock, net of forfeitures and cancellations	(84)	(1)	1	—	—	—	—	—
Repurchased common stock	—	—	—	(954)	(26,552)	—	—	(26,552)
Net share settlement of restricted stock awards	(745)	(7)	(24,128)	—	—	—	—	(24,135)
Balance, March 31, 2016	103,765	1,038	1,088,628	(17,192)	(303,388)	(166,997)	(37,896)	581,385
Net income	—	—	—	—	—	67,303	—	67,303
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(9,086)	(9,086)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(160)	(160)
Stock-based compensation	—	—	88,378	—	—	—	—	88,378
Tax benefit associated with stock awards	—	—	1,990	—	—	—	—	1,990
Issuance of restricted stock, net of forfeitures and cancellations	1,738	17	(17)	—	—	—	—	—
Settlement of 1.75% Convertible Notes Due 2016	13,094	131	249,866	—	—	—	—	249,997
Conversion of 1.00% Convertible Notes Due 2018	899	9	18,332	—	—	—	—	18,341
Issuance of shares related to Social Point acquisition	1,480	15	57,327	—	—	—	—	57,342
Net share settlement of restricted stock awards	(1,163)	(12)	(51,750)	—	—	—	—	(51,762)
Balance, March 31, 2017	119,813	1,198	1,452,754	(17,192)	(303,388)	(99,694)	(47,142)	1,003,728
Net income	—	—	—	—	—	173,533	—	173,533
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	43,379	43,379
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,778)	(1,778)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(10,191)	(10,191)
Stock-based compensation	—	—	293,214	—	—	—	—	293,214
Issuance of restricted stock, net of forfeitures and cancellations	2,151	21	(21)	—	—	—	—	—
Repurchased common stock	—	—	—	(1,513)	(154,792)	—		(154,792)
Conversion of 1.00% Convertible Notes Due 2018	12,082	121	254,963	—	—	—	—	255,084
Net share settlement of restricted stock awards	(1,303)	(13)	(112,871)	—	—	—	—	(112,884)
Adoption of ASU 2016-09	—	—	—	—	—	(323)	—	(323)
Balance, March 31, 2018	132,743	$1,327	$1,888,039	(18,705)	$(458,180)	$73,516	$(15,732)	$1,488,970
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our new Private Division label and Social Point, a leading developer of mobile games. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
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
If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 70.7% 65.5% and 58.9% of net revenue during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. One customer accounted for 30.2%, 26.3% and 20.7% of net revenues during the fiscal years ended March 31, 2018, 2017, and 2016, respectively. A second customer accounted for 17.6%, 14.2%, and 15.5% of net revenue during the fiscal years ended March 31, 2018, 2017, and 2016 respectively. A third customer accounted for 10.9% of net revenue during the fiscal year ended March 31, 2017. As of March 31, 2018 and 2017, five customers accounted for 65.4% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 53.2% and 57.6% of such balances at March 31, 2018 and 2017, respectively. We had two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018 and two customers who accounted for 40.2% and 17.4% of our gross accounts receivable as of March 31, 2017. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2018 and 2017. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive (loss) income, net of tax, until the security is sold, the security has matured, or we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive loss to interest and other, net.
Short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If we conclude that an investment is other-than-temporarily impaired, it recognizes an impairment charge at that time in the Consolidated Statements of Operations. In determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
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
Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.
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
We test our goodwill for impairment annually, at the beginning of August, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in two reporting units, which are components of our operating segment. In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the carrying value before performing the two-step impairment test.
When a qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying value exceeds the fair value, there is a potential impairment, and step two must be performed. In performing the quantitative assessment in step one, we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and data for comparable companies.

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

Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized. Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2018, 2017 or 2016.
Long-lived Assets
We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2018, no indicators of impairment existed.
Derivatives and Hedging
We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of other comprehensive income (loss) while the ineffective portion of the changes in fair value is recorded currently in earnings as interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in Cost of goods sold, Research and development expenses, or Interest and other, net, as appropriate.
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
Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized. We do not record income tax expense related to foreign withholding taxes or United States income taxes that may become payable upon the repatriation of undistributed earnings of foreign subsidiaries, as such earnings are expected to be reinvested indefinitely outside of the United States.
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
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At March 31, 2018, because the Company is still evaluating the GILTI provisions and analysis of future taxable income that is subject to GILTI, it is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in its Consolidated Financial Statements.
Revenue Recognition
We recognize revenue on the sales of software products upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date or the sale date. In addition, some of our software products are sold as full game digital downloads and digital add-on content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available to the end user (assuming all other recognition criteria are met).
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
When a software arrangement includes multiple elements, the arrangement consideration is allocated to each revenue element based on the relative fair value of vendor specific objective evidence ("VSOE") for each element. When VSOE of fair value does not exist for all of the elements in the arrangement, ASC 985-605 requires either the use of the residual method or the deferral of revenue until the earlier point at which VSOE of fair value exists for any undelivered element or until only one undelivered element remains. For arrangements that require the deferral of revenue, the related cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs and licenses. We do not have VSOE for our PCS obligations and in those arrangements where PCS obligations have been determined to be significant we recognize revenue from the sale of software products and the related cost of goods sold ratably over the period we expect to offer the PCS to the consumer ("estimated service period"), assuming all other recognition criteria are met. We also do not have VSOE for our online multi-player functionality; however, it is generally delivered at the same time with the full game software. Determining the estimated service period is subjective and requires management's judgment, therefore, the estimated service period may change in the future. The estimated service periods of our current games with online functionality and related PCS are generally 12 months, with the exception of GTA, which is 62 months (see below).
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
As part of our on-going assessment of estimated service periods during the fiscal year ended March 31, 2018, based on the factors described above and new information obtained during the period, we changed Grand Theft Auto V's estimated service period to extend the estimated game life through December 2019. The impact of the change is shown in the table below.

Fiscal Year Ended
March 31, 2018
Change in net revenue	$(271,741)
Change in income from operations	(250,589)
Change in net income	(212,925)
Change in earnings per share, basic	$(1.93)
Change in earnings per share, diluted	$(1.81)

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
Advertising
We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2018, 2017 and 2016 amounted to $140,618, $173,947 and $94,743, respectively, and are included in "Selling and marketing expense" in our Consolidated Statements of Operations.
Stock-based Compensation
We have stock-based compensation plans that are broad-based long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests, which allows for awards of restricted stock, restricted stock units and other stock-based awards of our common stock to employees and non-employees. Our plans include time-based, market-based, and performance-based awards of our common stock to employees and non-employees.
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
We estimate the fair value of time-based awards to employees using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For employee performance-based shares, we do not record expense until the performance criteria are considered probable.
We apply variable accounting to our non-employee stock-based awards, whereby we remeasure such awards at each balance sheet date and adjust the value of the awards based on its fair value at the end of the reporting period. For non-employee time-based awards fair value is determined by the closing price of our common stock at the end of the reporting period. For non-employee market-based awards fair value is determined using a Monte Carlo Simulation method, which also takes into account the probability that the market conditions of the awards will be achieved. For non-employee performance-based awards we do not record an expense until performance targets have been achieved and once achieved fair value is determined by the closing price of our common stock at the end of the reporting period.
Stock-based compensation expense is recorded net of forfeitures as they occur.
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
Certain of our unvested stock-based awards are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock under the two-class method excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We define common stock equivalents as unvested stock-based awards and common stock underlying the Convertible Notes (see Note 11) outstanding during the period. Common stock equivalents are measured using the treasury stock method, and common stock equivalents underlying the Convertible Notes are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the amounts for unrealized gains (losses), net on derivative instruments designated as cash flow hedges, as well as any associated tax impact, and available for sale securities.
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

We adopted this update effective April 1, 2017. Upon adoption, using the modified retrospective transition method, we recognized previously unrecognized excess tax benefits as a deferred tax asset, which was fully offset by a valuation allowance, resulting in no net impact to retained earnings. Without the valuation allowance, our deferred tax asset would have increased by $24,594. We elected to apply the change in presentation of excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative effect adjustment of $323 to retained earnings (an increase in the accumulated deficit). During the fiscal year ended March 31, 2018, we recognized $53,169 of excess tax benefits on stock-based compensation in our Consolidated Statement of Operations as a result of adopting this update. The other aspects of the new guidance did not have a material effect on our Consolidated Financial Statements.
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

Accounting for Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU amends the presentation of restricted cash within the statement of cash flows. The new guidance requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2017 (April 1, 2018 for the Company), including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this ASU, which will result in a change to our presentation of net cash provided by (used in) operating activities in our Consolidated Statements of Cash Flows for the impact of changes in restricted cash balances.
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

The new standard is effective for us beginning with the first quarter of fiscal 2019 (April 1, 2018). We are adopting the new standard using the modified retrospective method, which requires the recognition of the cumulative effect upon adoption as an adjustment to retained earnings at the adoption date. We will report our adoption in our Form 10-Q for the first quarter of fiscal 2019.

This standard will have a material impact on our Consolidated Financial Statements. We expect that the most significant impact relates to our accounting for online enabled games that benefit from meaningful online support services and post-release content updates for which we do not have VSOE. Under the current accounting standards, for such titles, we recognize the entire associated revenue ratably over the estimated service period based on the economic game life. Under the new standard, the VSOE requirement will be eliminated, and we will recognize as revenue a portion of the sales price allocated to the software upon delivery of the game. Additionally, we have determined that for purposes of recognizing revenue deferred for both our virtual currency sales and material post-release performance obligations for our online-enabled games, the estimated period during which an average user plays our games (“user life”) most faithfully depicts the timing of our performance. The user life will be calculated on a title-by-title basis and is estimated to be between 9 and 15 months depending on the game. All outstanding deferred revenues and costs as of the date of adoption, April 1, 2018, will be amortized ratably prospectively over the estimated user life for each title.

We expect these differences to affect primarily revenues from our Grand Theft Auto franchise and NBA 2K franchise, where we expect that a majority of the sales price will be allocated to the software and recognized as product revenue upon delivery of the games to our customers, and the remaining amounts allocated to the post-release performance obligation for each title as well as related virtual currency sales will be recognized as service revenue over the user life.

We estimate that the cumulative effect of adopting the new revenue standard will result in an adjustment to retained earnings at the adoption date of approximately $360 million to $440 million, inclusive of the associated tax impacts. Additionally, the new disclosure requirements will require us to design and implement additional internal controls over financial reporting, as well as update certain of our existing processes and internal controls in adopting the new standard.

Also, upon adoption of the new standard, a substantial majority of our allowances, including estimated price protection, reserves for returns and other allowances will be classified as refund liabilities, whereas currently, these allowances are classified as contra-assets within accounts receivable on our Consolidated Balance Sheets.
2.     MANAGEMENT AGREEMENT
In March 2014, we entered into an amended management services agreement, (the "2014 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In November 2017, we entered into a new management agreement, (the "2017 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018 and supersedes and replaces the 2014 Management Agreement, except as otherwise contemplated by the 2017 Management Agreement. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provided for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $8,426, $7,722 and $7,722 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Pursuant to the 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2018, 2017 and 2016, we recorded $32,801, $29,573 and $26,652, respectively, of stock-based compensation expense for non-employee awards, which is included in general and administrative expenses. See Note 15 for a discussion of such awards.
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

	March 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$516,626	$516,626	$—	$—	Cash and cash equivalents
Bank-time deposits	21	21	—	—	Cash and cash equivalents
Commercial paper	10,796	—	10,796	—	Cash and cash equivalents
Corporate bonds	308,716	—	308,716	—	Short-term investments
US Treasuries	59,725	59,725	—	—	Short-term investments
Commercial paper	25,422	—	25,422	—	Short-term investments
Mutual funds	4,880	—	4,880	—	Short-term investments
Bank-time deposits	216,663	216,663	—	—	Short-term investments
Foreign currency forward contracts	12	—	12	—	Prepaid expenses and other
Foreign currency forward contracts	(43)	—	(43)	—	Accrued and other current liabilities
Cross-currency swap	(15,659)	—	(15,659)	—	Accrued and other current liabilities
Private equity	1,205	—	—	1,205	Other assets
Total recurring fair value measurements, net	$1,128,364	$793,035	$334,124	$1,205

	March 31, 2017	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$646,386	$646,386	$—	$—	Cash and cash equivalents
Bank-time deposits	46,605	46,605	—	—	Cash and cash equivalents
Commercial paper	38,268	—	38,268	—	Cash and cash equivalents
Corporate bonds	243,019	—	243,019	—	Short-term investments
Bank-time deposits	175,745	175,745	—	—	Short-term investments
Commercial paper	25,936	—	25,936	—	Short-term investments
Mutual funds	4,232	—	4,232	—	Short-term investments
Foreign currency forward contracts	2	—	2	—	Prepaid expenses and other
Foreign currency forward contracts	(352)	—	(352)	—	Accrued and other current liabilities
Private equity	570	—	—	570	Other assets
Contingent consideration	(6,465)	—	—	(6,465)	Other long-term liabilities
Total recurring fair value measurements, net	$1,173,946	$868,736	$311,105	$(5,895)
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
During the fiscal year ended March 31, 2018, we recognized a reduction to general and administrative expense of $6,465, after the impact of foreign exchange, for the decrease in fair value of the contingent consideration liability associated with the Social Point acquisition, which reduced the fair value of the contingent consideration liability to $0. The reduction resulted from the lower probability of Social Point achieving certain performance measures in the 24-month period following the acquisition.
We did not have any transfers between Level 1 and Level 2 fair value measurements nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2018.
Debt
As of March 31, 2018, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $36,799. The fair value was determined using Level 2 inputs, observable market data for the 1.00% Convertible Notes and its embedded option feature. See Note 11 for additional information regarding our Convertible Notes.

4.     SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following as of March 31, 2018:

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,663	$—	$—	$216,663
Available-for-sale securities:
Corporate bonds	310,387	16	(1,687)	308,716
US Treasuries	59,970	—	(245)	59,725
Commercial paper	25,422	—	—	25,422
Mutual funds	4,876	16	(12)	4,880
Total short-term investments	$617,318	$32	$(1,944)	$615,406

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$175,745	$—	$—	$175,745
Available-for-sale securities:
Corporate bonds	243,140	98	(219)	243,019
Commercial paper	25,938	5	(7)	25,936
Mutual funds	4,118	123	(9)	4,232
Total short-term investments	$448,941	$226	$(235)	$448,932
Based on our evaluation of impairment for these investments, we did not consider any of these investments to be other-than-temporarily impaired as of March 31, 2018 or 2017. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at March 31, 2018:

	March 31, 2018
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$509,981	$508,853
Due in 1-2 years	107,337	106,553
Total short-term investments	$617,318	$615,406

5.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into derivative financial contracts for speculative or trading purposes. We classify cash flows from its derivative transactions as cash flows from operating activities in our Consolidated Statements of Cash Flows.
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2018	2017
Forward contracts to sell foreign currencies	$67,580	$177,549
Forward contracts to purchase foreign currencies	$4,359	$9,170

For the fiscal years ended March 31, 2018, 2017 and 2016, we recorded a loss of $19,473 and gains of $7,197, and $144, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of March 31, 2018, the notional amount of the cross-currency swap is $129,000. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.

Changes in the fair value of this cross-currency swap are recorded in Accumulated other comprehensive income (loss) and offset the change in value of interest and principal payment as a result of changes in foreign exchange rates. Resulting gains or losses from the cross-currency swap are reclassified from Accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loan. We recognize the difference between the U.S. dollar interest payments received from the swap counterparty and the U.S. dollar equivalent of the euro interest payments made to the swap counterparty in Interest and other, net on our Consolidated Statement of Operations. There are no credit-risk related contingent features associated with these swaps.
6.     INVENTORY
Inventory balances by category are as follows:

	March 31,
	2018	2017
Finished products	$13,940	$15,530
Parts and supplies	1,222	793
Inventory	$15,162	$16,323
Estimated product returns included in inventory at March 31, 2018 and 2017 were $373 and $529, respectively.
7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2018		2017
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$19,338	$515,761	$28,959	$310,229
Software development costs, externally developed	4,275	122,270	5,455	71,407
Licenses	9,671	1,338	7,307	274
Software development costs and licenses	$33,284	$639,369	$41,721	$381,910
Software development costs and licenses as of March 31, 2018 and 2017 included $638,055 and $381,910, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Amortization of software development costs and licenses	$101,437	$222,801	$117,506
Impairment of software development costs and licenses	1,060	20,166	22,671
Less: Portion representing stock-based compensation	(24,610)	(21,056)	(5,705)
Amortization and impairment, net of stock-based compensation	$77,887	$221,911	$134,472
8.     FIXED ASSETS, NET
Fixed asset balances by category are as follows:

	March 31,
	2018	2017
Computer equipment	$87,926	$75,281
Computer software	47,702	41,527
Leasehold improvements	88,762	56,758
Office equipment	8,139	5,843
Furniture and fixtures	13,933	9,108
	246,462	188,517
Less: accumulated depreciation	(143,984)	(121,217)
Fixed assets, net	$102,478	$67,300
Depreciation expense related to fixed assets for the fiscal years ended March 31, 2018, 2017 and 2016 was $32,202, $30,629 and $28,800, respectively.
9.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The change in our goodwill balance is as follows:

Total
Balance at March 31, 2016	$217,080
Additions and adjustments (see Note 23)	143,952
Currency translation adjustment	(1,917)
Balance at March 31, 2017	$359,115
Additions from immaterial acquisition	6,236
Adjustments (see Note 23)	4,245
Currency translation adjustment	$29,934
Balance at March 31, 2018	$399,530
Indefinite-lived intangibles
Intangibles, net as of March 31, 2017 includes in-process research and development assets of $14,827 acquired as part of the Social Point acquisition, which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released. During the fiscal year ended March 31, 2018, as a result of our decision not to proceed with further development of a certain game related to in-process research and development ("IPR&D"), we recognized an impairment charge of $11,257 in Depreciation and amortization expense in our Consolidated Statements of Operations. As of March 31, 2018, there are $5,226 of in-process research and development assets included in Intangibles, net.

Definite-lived intangibles
The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	$37,431	$(13,616)	$23,815	$15,931	$(12,943)	$2,988
Developed game technology	67,133	(23,189)	43,944	54,421	(2,659)	51,762
Analytics technology	34,499	(8,050)	26,449	29,959	(999)	28,960
User base	10,454	(10,454)	—	9,079	(1,513)	7,566
Branding and trade names	4,879	(632)	4,247	4,237	(78)	4,159
Total definite-lived intangible assets	$154,396	$(55,941)	$98,455	$113,627	$(18,192)	$95,435
During the fiscal year ended March 31, 2018, we acquired intellectual property related to Kerbal Space Program, which was treated as a an asset acquisition in accordance with the adoption of ASU 2017-01 (Refer to Note 1), resulting in a $21,500 increase in Intellectual property and a $4,465 increase in Developed game technology.
Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Cost of goods sold	$19,719	$4,252	$160
Selling and marketing	8,107	1,497	—
Research and development	6,494	989	—
Depreciation and amortization	510	78	—
Total amortization of intangible assets	$34,830	$6,816	$160
Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2019	$31,683
2020	28,223
2021	18,445
2022	10,774
2023	4,295
10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31,
	2018	2017
Software development royalties	$600,512	$492,133
Business reorganization (see Note 20)	72,074	65,935
Compensation and benefits	57,499	44,843
Licenses	43,261	37,019
Deferred acquisition payments	25,000	25,000
Marketing and promotions	19,731	21,030
Other	96,671	64,915
Accrued expenses and other current liabilities	$914,748	$750,875

11.   DEBT
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (4.75% at March 31, 2018), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 1.88% at March 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at March 31, 2018 and 2017.
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
Information related to availability on our Credit Agreement is as follows:

	March 31,
	2018	2017
Available borrowings	$98,335	$98,320
Outstanding letters of credit	$1,664	$1,664
We recorded interest expense and fees related to the Credit Agreement of $441, $441 and $438, for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The Credit Agreement contains covenants that substantially limit our and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
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
The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361 underlying conversion shares) subject to adjustment in certain circumstances.
During the fiscal year ended March 31, 2018, 1.00% Convertible Notes with an aggregate principal value of $259,989 were submitted for conversion. We elected to settle the conversion in shares of our common stock. As a result of early conversions of the 1.00% Convertible Notes, we recorded a gain within Interest and other, net on our Consolidated Statement of Operations of $4,900 for the fiscal year ended March 31, 2018.

The following table provides additional information related to our 1.00% Convertible Notes:

	March 31,
	2018	2017
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$8,160	$268,149
Unamortized discount of the liability component	89	15,751
Carrying amount of debt issuance costs	3	469
Net carrying amount of 1.00% Convertible Notes	$8,068	$251,929

As of March 31, 2018 and 2017, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $8,160 and $268,149, respectively, by $28,639 and $470,456, respectively.
As of April 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time. Prior to April 26, 2018, upon conversion, the 1.00% Convertible Notes were eligible to be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Effective April 26, 2018, we elected to settle our remaining conversion obligations in connection with the 1.00% Convertible Notes solely in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Fiscal Year Ended March 31,
	2018	2017	2016
Cash interest expense (coupon interest expense)	$539	$2,784	$2,875
Non-cash amortization of discount on 1.00% Convertible Notes	15,662	14,221	12,085
Amortization of debt issuance costs	466	453	443
Total interest expense related to 1.00% Convertible Notes	$16,667	$17,458	$15,403

12.   EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted EPS (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2018		2017	2016
Computation of Basic earnings (loss) per share:
Net income (loss)	$173,533		$67,303	$(8,302)
Less: net income allocated to participating securities	(159)		(1,275)	—
Net income (loss) for basic earnings (loss) per share calculation	$173,374		$66,028	$(8,302)
Total weighted average shares outstanding—basic	110,210		91,921	83,417
Less: weighted average participating shares outstanding	(101)		(1,741)	—
Weighted average common shares outstanding—basic	110,109		90,180	83,417
Basic earnings (loss) per share	$1.57		$0.73	$(0.10)
Computation of Diluted earnings (loss) per share:
Net income (loss)	$173,533		$67,303	$(8,302)
Less: net income allocated to participating securities	(155)		(1,246)	—
Net income (loss) for diluted earnings (loss) per share calculation	$173,378		$66,057	$(8,302)
Weighted average common shares outstanding—basic	110,109		91,921	83,417
Add: dilutive effect of common stock equivalents	2,755	2,755	2,152	—
Weighted average common shares outstanding—diluted	112,864		94,073	83,417
Less: weighted average participating shares outstanding	(101)		(1,741)	—
Weighted average common shares outstanding- diluted	112,763		92,332	83,417
Diluted earnings (loss) per share	$1.54		$0.72	$(0.10)
The calculation of EPS for common stock under the two-class method shown above for the fiscal years ended March 31, 2018 and 2017 excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the fiscal year ended March 31, 2016; therefore, the basic and diluted weighted average shares outstanding excluded the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the fiscal year ended March 31, 2016 we had 6,405 of unvested share-based awards which were excluded due to the net loss for the period.
13.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2018 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2019	$116,242	$49,725	$39,113	$21,549	$20	$8,160	$234,809
2020	53,534	4,060	29,620	7,046	—	—	94,260
2021	28,999	13,480	23,092	1,629	—	—	67,200
2022	21,748	3,773	21,665	—	—	—	47,186
2023	6,250	3,500	19,571	—	—	—	29,321
Thereafter	5,250	—	62,476	—	—	—	67,726
Total	$232,023	$74,538	$195,537	$30,224	$20	$8,160	$540,502
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
Operating Leases:    Our offices are occupied under non-cancelable operating leases expiring at various times through December 2032. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2021. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $25,301, $19,545 and $18,032 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through September 2021.
Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2018, 2017 and 2016 were $9,592, $8,018 and $8,348, respectively.
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
On April 11, 2016, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking, among other things, a judicial declaration that Leslie Benzies, the former president of one of our subsidiaries with whom we had been in ongoing discussions regarding his separation of employment, is not entitled to any minimum allocation or financial parity with any other person under the applicable royalty plan. We believe we will prevail in this matter, although there can be no assurance of the outcome. On April 12, 2016, Mr. Benzies filed a complaint in the Supreme Court of the State of New York, New York County against us, and certain of our subsidiaries and employees. We removed this case to the United States District Court for the Southern District of New York, but the case was subsequently remanded to state court. The complaint claims damages of at least $150,000 and contains allegations of breach of fiduciary duty; fraudulent inducement and fraudulent concealment; aiding and abetting breach of fiduciary duty; breach of various contracts; breach of implied duty of good faith and fair dealing; tortious interference with contract; unjust enrichment; reformation; constructive trust; declaration of rights; constructive discharge; defamation and fraud. We have asserted counterclaims for breach of contract, theft of trade secrets, and misappropriation.
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed, leaving only six remaining claims: breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
We have accrued what we believe to be an adequate amount for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Consolidated Balance Sheets (see Note 20 - Business Reorganization). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.
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

We recorded an estimated increase to income tax expense of $18,078 related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as a result of the Act. The estimated increase was a result of a transition tax of $26,649, offset by an increased benefit from domestic production deductions and tax credits. In addition, as a result of the decrease in the U.S. federal corporate income tax rate from 35% to 21%, we recorded a decrease to net deferred tax assets of $47,677, and corresponding decrease to valuation allowance of $39,769 after taking into account a portion of the deferred tax liability from indefinite lived intangibles as a source of income against deferred tax assets, resulting in a tax benefit of $7,908. The re-measurement of the deferred tax liability relating to indefinite lived intangibles, due to the rate change, resulted in a tax benefit of $6,202.

We are currently evaluating the potential impact of the Act, and the amounts recorded represent provisional estimates for certain identified income tax effects for which the accounting is incomplete but a reasonable estimate can be determined, in accordance with Staff Accounting Bulletin No. 118 (SAB 118). Further analysis is required to review historical practices used to calculate the untaxed earnings of certain foreign subsidiaries and additional time to evaluate the complexities of the new tax law along with additional interpretative guidance that may be issued. The impact of the Act may differ from these estimates, possibly materially, due to changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the Act. We expect to continue to analyze the Act and its impact and expect to record any adjustments to provisional estimates no later than the third quarter of fiscal 2019.
Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Domestic	$136,239	$86,050	$(94,174)
Foreign	386	(9,085)	55,824
Income (loss) before income taxes	$136,625	$76,965	$(38,350)
Provision (benefit from) for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2018	2017	2016
Current:
U.S. federal	$(7,327)	$19,271	$792
U.S. state and local	(1,266)	2,521	938
Foreign	4,208	(13,012)	(31,508)
Total current income taxes	(4,385)	8,780	(29,778)
Deferred:
U.S. federal	(13,530)	969	1,211
U.S. state and local	195	2,395	(231)
Foreign	(19,188)	(2,482)	(1,250)
Total deferred income taxes	(32,523)	882	(270)
Provision (benefit from) for income taxes	$(36,908)	$9,662	$(30,048)

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
U.S. federal statutory rate	31.6%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	0.5%	4.9%	1.6%
Foreign tax rate differential(1)	(6.9)%	(1.4)%	25.8%
Foreign earnings	1.2%	5.5%	(3.7)%
Tax credits (2)	(16.5)%	(45.8)%	98.7%
Excess tax benefits from stock-based compensation (3)	(38.9)%	—	—
One-time transition tax (4)	19.5%	—	—
Domestic production deduction	(2.8)%	(2.5)%	—
Valuation allowance—domestic (5)	(0.5)%	10.1%	(77.8)%
Valuation allowance—foreign	(2.5)%	0.1%	10.4%
Change in reserves	(11.0)%	2.9%	(7.0)%
Other	(0.7)%	3.7%	(4.6)%
Effective tax rate	(27.0)%	12.5%	78.4%
(1) The foreign rate differential in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference in the foreign versus U.S. income tax rate.
(2) Tax benefits were recorded for fiscal years ended March 31, 2018, 2017, and 2016 attributable to certain tax credits related to software development activities.
(3) The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends upon the stock price at the time of employee award vesting
(4) Represents provisional estimate in accordance with SAB 118, relating to one-time transition tax on previously untaxed earnings of certain foreign subsidiaries per the Act.
(5) The change in domestic valuation allowance includes tax benefits recognized as a result of the Act from indefinite lived intangibles.

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2018	2017
Deferred tax assets:
Accrued compensation expense	$94,919	$131,305
Equity-based compensation	78,293	25,048
Deferred revenue	42,426	41,977
Net operating loss carryforward	35,378	20,131
Tax credit carryforward	64,175	52,639
Business reorganization	16,369	24,103
Sales returns and allowances (including bad debt)	575	3,942
Deferred rent	5,729	8,865
Other	1,145	4,045
Total deferred tax assets	339,009	312,055
Less: Valuation allowance	(195,640)	(184,085)
Net deferred tax assets	143,369	127,970
Deferred tax liabilities:
Capitalized software and depreciation	(118,119)	(120,715)
Convertible debt	(13)	(5,219)
Intangible amortization	(24,651)	(38,068)
Other	(4,534)	—
Total deferred tax liabilities	(147,317)	(164,002)
Net deferred tax liability(1)	(3,948)	(36,032)
(1) As of March 31, 2018 and 2017, $3,948 and $36,032, respectively, is included in Other long-term liabilities.

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
At March 31, 2018, we had domestic net operating loss carryforwards totaling $50,136 of which $1,676 will expire in 2022, $21,700 will expire from 2023 to 2027, $22,400 will expire from 2028 to 2037, and $4,321 will expire in 2038. In addition, we had foreign net operating loss carryforwards of $209,238, of which $192,485 will expire from 2020 to 2022, $118 will expire in 2025 to 2026, and the remainder may be carried forward indefinitely.
At March 31, 2018, we had domestic credit carryforwards totaling $183,982, of which $104,474 expire in 2029 to 2038, and the remainder may be carried forward indefinitely.
The total amount of undistributed earnings of foreign subsidiaries was approximately $314,800 at March 31, 2018 and $162,800 at March 31, 2017. We recorded provisional amounts relating to the one-time transition tax on previously untaxed earnings of certain foreign subsidiaries as per the Act. We are reviewing whether the Act will affect our existing intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2018, 2017 and 2016, we recognized an increase in interest and penalties of $2,363, $877 and $1,098, respectively. The gross amount of interest and penalties accrued as of March 31, 2018 and 2017 was $6,453 and $4,090, respectively.
As of March 31, 2018 and 2017, we had gross unrecognized tax benefits, including interest and penalties, of $128,510 and $120,198, respectively, of which $22,805 and $36,940, respectively, would affect our effective tax rate if realized.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2016 and state income tax returns for periods prior to the fiscal year ended March 31, 2013. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended March 31, 2012. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal year ended March 31, 2015.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $8,400 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Balance, beginning of period	$116,085	$52,799	$40,591
Additions:
Current year tax positions	23,007	65,669	12,208
Prior year tax positions	7,406	5,086	—
Reduction of prior year tax positions	(436)	—	—
Lapse of statute of limitations	(24,006)	(7,469)	—
Balance, end of period	$122,056	$116,085	$52,799
We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.

15.   STOCK-BASED COMPENSATION
Stock Incentive Plan
In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 7,596, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2018, there were approximately 6,329 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock and other stock-based awards of our common stock to employees and non-employees, including to ZelnickMedia in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have the Company withhold shares to satisfy the employee's federal and state tax withholding requirements.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2018	2017	2016
Cost of goods sold	$24,610	$21,056	$15,323
Selling and marketing	13,258	9,963	9,425
General and administrative	58,037	42,908	40,322
Research and development	18,020	7,952	4,926
Business reorganization	2,424	—	—
Stock-based compensation expense	$116,349	$81,879	$69,996
Capitalized stock-based compensation expense	$90,914	$74,717	$30,367
Restricted Stock Units
Employee Awards
Time-based restricted stock units granted to employees under our stock-based compensation plans generally vest either annually or quarterly over 3 years from the date of grant. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on market conditions, primarily related to the performance of the price of our common stock. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on performance conditions, primarily related to performance metrics around certain of our titles.
ZelnickMedia Non-Employee Awards
In connection with the 2014 Management Agreement, we granted restricted stock units to ZelnickMedia (see Note 2 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2018	2017
Time-based	66	108
Market-based(1)	122	199
Performance-based(1)
New IP	21	33
Major IP	20	33
Total-Performance-based	41	66
Total Restricted Stock Units	229	373

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in fiscal 2018 are eligible to vest on April 4, 2019, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2017 vested on April 2, 2018.

Market-based restricted stock units granted in fiscal 2018 are eligible to vest on April 4, 2019, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2017 vested on April 2, 2018. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile. Each reporting period, we re-measure the fair value of the unvested shares of market-based restricted stock units granted to ZelnickMedia.
Performance-based restricted stock units granted in fiscal 2018 are eligible to vest on April 4, 2019, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2017 vested on April 2, 2018. Performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (which represents the maximum number of performance-based restricted stock units that may be earned). Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics, based on unit sales, have been achieved as of March 31, 2018 for the "New IP" and "Major IP" performance-based restricted stock units granted in 2017 and 2016.
The unvested portion of time-based, market-based and performance-based restricted stock units granted pursuant to the 2014 Management Agreement as of March 31, 2018 and 2017 was 602 and 899, respectively. During the fiscal year ended March 31, 2018, 479 restricted stock units previously granted to ZelnickMedia vested and 47 restricted stock units were forfeited by ZelnickMedia.
Fair Value of Stock-Based Awards
Time-Based Awards
The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2018, 2017 and 2016 was $106.28, $49.43 and $33.74 per share, respectively.
For the fiscal years ended March 31, 2018, 2017 and 2016, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZelnickMedia was $78.53, $36.37 and $27.65 per share, respectively.
Market-Based Awards
The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2018		2017		2016
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.4%	2.1%	0.9%	0.7%	0.6%	0.4%
Expected stock price volatility	28.4%	35.5%	31.2%	30.1%	33.9%	32.2%
Expected service period (years)	1.5	1.0	1.5	1.0	1.9	1.1
Dividends	None	None	None	None	None	None
The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2018, 2017 and 2016 was $141.78, $63.60 and $43.66 per share, respectively. For the fiscal years ended March 31, 2018, 2017 and 2016, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $185.66, $51.92 and $58.45 per share, respectively.
Performance-Based Awards
The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2018 was $102.57. None were granted during the fiscal years ended March 31, 2017 and 2016. For the fiscal years ended March 31, 2018, 2017 and 2016, the estimated value of the performance-based restricted stock awards granted to ZelnickMedia was $97.78, $59.27 and $37.67 per share, respectively.

Summary of Activity
The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with performance and market based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2017	4,259	$32.93
Granted	8,039	101.72
Vested	(3,272)	28.67
Forfeited	(1,629)	107.05
Non-vested restricted stock at March 31, 2018	7,397	$90.70

During the fiscal year ended March 31, 2018, we reclassified 5,550 of time and performance based restricted stock units as equity award grants. These awards were granted in prior periods and historically accounted for as liability awards as they previously could be settled only in cash and based on a contractually stipulated cash settlement value. However, in September 2017, we received stockholder approval to increase the number of shares of Common Stock for which awards may be granted and therefore now have the ability and intent to settle these awards in stock. As a result, we reclassified $74,707 from Other long-term liabilities to Additional paid-in capital within Stockholders' equity. Additionally, we recognized incremental cost of $112,789 to reflect the difference between the share price at the time of the share authorization and the contractually stipulated cash settlement value. Of these incremental costs, $84,176 was capitalized within Software development costs and licenses, net of current portion; $23,251 was recorded within Software development costs and royalties (a component of cost of goods sold); and $5,361 was recorded within Research and development costs.
The maximum number of restricted stock awards that could vest is 512 for performance-based and market-based restricted stock awards granted during the current year. As of March 31, 2018, the maximum number of shares that could vest is 1,399 for performance-based and market-based restricted stock units outstanding. For the fiscal years ended March 31, 2018, 2017 and 2016, the fair values of restricted stock units that vested were $268,570, $137,130 and $123,854, respectively.
During the fiscal year ended March 31, 2018, the forfeiture of awards resulted in the reversal of expense of $17,069 and amounts capitalized as software development costs of $53,779.
As of March 31, 2018, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $640,672 and will be either recognized as compensation expense over a weighted-average period of approximately 3.0 years or capitalized as software development costs.
16.   SHARE REPURCHASE PROGRAM
Our Board of Directors has authorized the repurchase of up to 14,218 shares of our common stock. Under this program we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the fiscal years ended March 31, 2018, 2017, and 2016 we repurchased 1,513, 0, and 954 shares of our common stock in the open market, respectively, for $154,808, $0, and $26,552, respectively, including commissions of $16, $0 and $10, respectively as part of the program. As of March 31, 2018, we had repurchased a total of 6,684 shares of our common stock under the program, and, 7,534 shares of our common stock remained available for repurchase under the share repurchase program.
Subsequent to March 31, 2018, we repurchased an additional 1,597 shares of our common stock in the open market for $153,515, including commissions of $16. After these additional purchases 5,937 shares of our common stock remain available for repurchase under the share repurchase program.
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
We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2018	2017	2016
United States	$1,052,313	$999,128	$742,963
Europe	531,514	515,696	449,577
Asia Pacific	111,223	157,183	120,629
Canada and Latin America	97,842	107,741	100,529
Total net revenue	$1,792,892	$1,779,748	$1,413,698
Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2018	2017	2016
Console	$1,463,306	$1,440,724	$1,167,623
PC and other	329,586	339,024	246,075
Total net revenue	$1,792,892	$1,779,748	$1,413,698
Our products are delivered through digital online services (digital download, online platforms and cloud streaming) and physical retail. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2018	2017	2016
Digital online	$1,130,946	$921,734	$697,658
Physical retail and other	661,946	858,014	716,040
Total net revenue	$1,792,892	$1,779,748	$1,413,698

18.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2018	2017	2016
Interest expense, net	$(1,005)	$(21,700)	$(29,239)
Foreign currency exchange (loss) gain	(3,038)	4,990	(1,407)
Other	5,091	1,020	441
Interest and other, net	$1,048	$(15,690)	$(30,205)

19.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2016	$(38,580)	$600	$—	$84	$(37,896)
Other comprehensive (loss) income before reclassifications	(9,086)	—	—	(169)	(9,255)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	9	9
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income (loss) before reclassifications	43,379	—	(15,659)	(1,778)	25,942
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	7,506	—	7,506
Tax effect on cross-currency swap	—	—	(2,038)	—	(2,038)
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)

20.   BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In the fourth quarter of fiscal 2018, we announced and initiated a second phase of the 2018 plan. In connection with both phases of this initiative, we incurred business reorganization expenses of $14,742 during the fiscal year ended March 31, 2018 due primarily to employee separation costs. Through March 31, 2018, we had paid $3,895 related to these reorganization activities. As of March 31, 2018, $6,139 remained accrued for in Accrued expenses and other current liabilities and $4,708 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization in connection with the 2018 Plan.
In fiscal 2016, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2016 Plan"), including reorganizing one development studio and closing two development studios. During fiscal 2016, we incurred business reorganization expenses of $71,285 due primarily to employee separation costs in connection with this initiative and have not incurred expenses in fiscal 2017 or 2018. Through March 31, 2018 and 2017, we had paid $5,350 related to these reorganization activities. As of March 31, 2018, and 2017, $65,935 remained accrued for in Accrued expenses and other current liabilities. See Note 13 for additional information.

21.   SUPPLEMENTARY FINANCIAL INFORMATION
The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2018
Valuation allowance for deferred income taxes	$184,085	11,555	—	—	$195,640
Price protection, sales returns and other allowances	$65,114	59,674	(74,936)	3,191	$53,043
Allowance for doubtful accounts	1,369	—	(122)	—	1,247
Total accounts receivable allowances	$66,483	$59,674	$(75,058)	$3,191	$54,290
Fiscal Year Ended March 31, 2017
Valuation allowance for deferred income taxes	$170,574	13,511	—	—	$184,085
Price protection, sales returns and other allowances	$45,153	127,744	(100,934)	(6,849)	$65,114
Allowance for doubtful accounts	399	974	(4)	—	1,369
Total accounts receivable allowances	$45,552	$128,718	$(100,938)	$(6,849)	$66,483
Fiscal Year Ended March 31, 2016
Valuation allowance for deferred income taxes	$133,468	37,106	—	—	$170,574
Price protection, sales returns and other allowances	$69,305	64,498	(86,622)	(2,028)	$45,153
Allowance for doubtful accounts	1,166	—	(767)	—	399
Total accounts receivable allowances	$70,471	$64,498	$(87,389)	$(2,028)	$45,552

(1)Includes price protection of $27,088, $65,336 and $36,546; other allowances including rebates, discounts and cooperative advertising of $31,428, $45,850 and $23,073; and sales returns of $1,158, $16,558 and $4,879 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2018:

	Quarter
Fiscal Year Ended March 31, 2018	First	Second	Third	Fourth
Net revenue	$418,216	$443,562	$480,840	$450,274
Gross profit	223,647	197,014	212,857	261,063
Income (loss) from operations	50,219	(11,319)	8,852	87,825
Net income (loss)	$60,276	$(2,736)	$25,140	$90,853
Earnings per share:
Basic earnings (loss) per share	$0.57	$(0.03)	$0.22	$0.80
Diluted earnings (loss) per share	$0.56	$(0.03)	$0.21	$0.77

	Quarter
Fiscal Year Ended March 31, 2017	First	Second	Third	Fourth
Net revenue	$311,552	$420,167	$476,474	$571,555
Gross profit	120,171	214,562	165,399	256,657
(Loss) income from operations	(38,983)	47,194	(28,409)	111,503
Net (loss) income	$(38,567)	$36,432	$(29,842)	$99,280
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.46)	$0.42	$(0.33)	$0.97
Diluted (loss) earnings per share	$(0.46)	$0.39	$(0.33)	$0.89
Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per share information may not equal annual basic and diluted earnings per share.

23.   ACQUISITIONS

On January 31, 2017, we completed the acquisition of privately-held Social Point, S.L. (“Social Point”), a Spanish free-to-play mobile game developer, for consideration of $175,000 in cash and the issuance of 1,480 shares of our common stock, plus contingent earn-out consideration of up to an aggregate of $25,900 in cash and shares of our common stock. The cash portion was funded from our cash on hand. Certain of the shares that were issued to continuing employees are subject to transferability restrictions and forfeiture provisions requiring their continued employment subject to certain exceptions over the three-year period following the closing and are therefore considered share-based compensation over the service period.

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

Of the $175,000 cash consideration, $25,000 was contractually deferred and accrued for within Accrued expenses and other current liabilities within our Consolidated Balance Sheets. Subsequent to March 31, 2018 but prior to the issuance of this report on Form 10-K, we finalized the remaining $25,000 payment.

The fair value of the of the purchase consideration attributed to the common shares issued was calculated by using the Take-Two's closing share price on January 30, 2017, as the shares were transferred prior to the opening of the market on January 31, 2017.

The contingent earn-out consideration arrangement requires us to pay up to an aggregate of $25,900 in cash and shares of the Take-Two common stock, if Social Point achieves certain performance measures over the 12 and 24-month periods following the closing. The fair value of the contingent consideration arrangement at the acquisition date was $6,409. We estimated the fair value of the contingent consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. (Refer to Note 3.) As of March 31, 2018, the fair value had decreased to $0 as a result of the lower probability of Social Point achieving certain performance measures in the 24-month period following the acquisition.

The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Social Point.

	Fair value	Weighted average useful life
Tangible net assets (liabilities assumed)	$(20,625)	N/A
Intangible Assets
Developed game technology	53,950	4 years
In-process R&D	14,700	N/A
Analytics technology	29,700	5 years
User base	9,000	1 year
Branding and trade names	4,200	9 years
Goodwill	147,811	N/A
Total	$238,736

Goodwill, which is not deductible for U.S. income tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. During the fiscal year ended March 31, 2018, we recorded adjustments to finalize the purchase accounting for the Social Point acquisition, which resulted in a net increase in Goodwill of $4,245 and a corresponding decrease in Tangible net liabilities assumed.

We recognized $1,915 of acquisition related costs that were expensed in the fiscal year ended March 31, 2017. These costs were included in our Consolidated Statement of Operations within General and administrative expenses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 16, 2018
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 16, 2018
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 16, 2018
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 16, 2018
/s/ J MOSES
J Moses	Director	May 16, 2018
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 16, 2018
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 16, 2018
/s/ SUSAN TOLSON
Susan Tolson	Director	May 16, 2018