Form 10-Q
period 2018-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2018-08-03
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of July 25, 2018, there were 113,828,217 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464,804	$808,973
Short-term investments	637,456	615,406
Restricted cash	509,380	437,398
Accounts receivable, net of allowances of $350 and $54,290 at June 30, 2018 and March 31, 2018, respectively	239,736	247,649
Inventory	10,642	15,162
Software development costs and licenses	12,676	33,284
Deferred cost of goods sold	19,141	117,851
Prepaid expenses and other	180,512	133,454
Total current assets	2,074,347	2,409,177
Fixed assets, net	105,852	102,478
Software development costs and licenses, net of current portion	719,870	639,369
Deferred cost of goods sold, net of current portion	736	26,719
Goodwill	387,328	399,530
Other intangibles, net	91,954	103,681
Other assets	75,917	56,887
Total assets	$3,456,004	$3,737,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,767	$35,029
Accrued expenses and other current liabilities	906,881	914,748
Deferred revenue	450,568	777,152
Total current liabilities	1,391,216	1,726,929
Long-term debt	5,232	8,068
Non-current deferred revenue	15,861	355,589
Other long-term liabilities	191,490	158,285
Total liabilities	$1,603,799	$2,248,871
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, $.01 par value, 200,000 shares authorized; 133,811 and 132,743 shares issued and 113,509 and 114,038 outstanding at June 30, 2018 and March 31, 2018, respectively	1,338	1,327
Additional paid-in capital	1,888,080	1,888,039
Treasury stock, at cost; 20,302 and 18,705 common shares at June 30, 2018 and March 31, 2018, respectively	(611,680)	(458,180)
Retained earnings	615,482	73,516
Accumulated other comprehensive loss	(41,015)	(15,732)
Total stockholders' equity	1,852,205	1,488,970
Total liabilities and stockholders' equity	$3,456,004	$3,737,841

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Net revenue	$387,982	$418,216
Cost of goods sold	131,365	194,569
Gross profit	256,617	223,647
General and administrative	67,735	60,603
Selling and marketing	58,306	52,214
Research and development	50,712	42,269
Depreciation and amortization	9,260	7,743
Business reorganization	(242)	10,599
Total operating expenses	185,771	173,428
Income from operations	70,846	50,219
Interest and other, net	6,601	(2,808)
Income before income taxes	77,447	47,411
Provision for (benefit from) income taxes	5,754	(12,865)
Net income	$71,693	$60,276
Earnings per share:
Basic earnings per share	$0.63	$0.57
Diluted earnings per share	$0.62	$0.56
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2018	2017
Net income	$71,693	$60,276
Other comprehensive (loss) income:
Foreign currency translation adjustment	(26,817)	9,476
Cash flow hedges:
Change in unrealized gains	991	—
Tax effect on effective cash flow hedges	133	—
Change in fair value of effective cash flow hedge	1,124	—
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	409	84
Reclassification to earnings for realized losses, net on available for sale securities, net of taxes	—	—
Change in fair value of available for sale securities	409	84
Other comprehensive (loss) income	(25,284)	9,560
Comprehensive income (loss)	$46,409	$69,836

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2018	2017 (as Adjusted) (1)
Operating activities:
Net income	$71,693	$60,276
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	6,858	18,206
Depreciation	9,130	7,743
Amortization and impairment of intellectual property	6,861	8,181
Stock-based compensation	24,598	24,071
Amortization of discount on Convertible Notes	91	5,237
Gain on conversions of Convertible Notes	—	(1,103)
Amortization of debt issuance costs	32	188
Other, net	(3,103)	(9,669)
Changes in assets and liabilities, net of impact of adoption of Topic 606:
Accounts receivable	61,355	(9,294)
Inventory	3,692	5,451
Software development costs and licenses	(54,663)	(71,829)
Prepaid expenses and other assets	(21,464)	(23,199)
Deferred revenue	(95,075)	(67,883)
Deferred cost of goods sold	8,409	32,233
Accounts payable, accrued expenses and other liabilities	(29,597)	71,281
Net cash (used in) provided by operating activities	(11,183)	49,890
Investing activities:
Change in bank time deposits	(29,840)	(24,999)
Proceeds from available-for-sale securities	51,388	62,205
Purchases of available-for-sale securities	(44,108)	(41,148)
Purchases of fixed assets	(14,289)	(16,092)
Asset acquisition	—	(25,381)
Business acquisition	(3,149)	—
Net cash used in investing activities	(39,998)	(45,415)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(58,403)	(57,689)
Repurchase of common stock	(153,500)	—
Net cash used in financing activities	(211,903)	(57,689)
Effects of foreign currency exchange rates on cash and cash equivalents	(9,103)	6,448
Net change in cash, cash equivalents, and restricted cash	(272,187)	(46,766)
Cash, cash equivalents, and restricted cash, beginning of year	1,246,371	1,281,214
Cash, cash equivalents, and restricted cash, end of period	$974,184	$1,234,448
(1)    Prior period amounts have been adjusted retrospectively to reflect the adoption of ASU 2016-08, Statement of Cash Flows (Topic 230): Restricted Cash. Refer to Note 1 for further discussion.

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our Private Division label and Social Point, a leading developer of mobile games. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in the opinion of management, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Accounting for Restricted Cash
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU amends the presentation of restricted cash within the statement of cash flows by requiring that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This standard is effective for fiscal years beginning after December 15, 2017 (April 1, 2018 for the Company), including interim periods within those fiscal years.
We adopted the new standard during the first quarter of fiscal 2019 and applied the standard retrospectively for all periods presented. The application of this new standard resulted in an increase of net cash from operating activities of $71,982 and $68,518 on our Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, respectively. In our Annual Report on Form 10-K for the year ending March 31, 2018, the impact would have been an increase in net cash from operating activities of $99,580 and $76,649 for the fiscal years ended March 31, 2018 and 2017, respectively.
Accounting for Stock Compensation
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018 (April 1, 2019 for the Company), including interim periods within those fiscal years. Early adoption is permitted.

We early adopted this update effective April 1, 2018 to simplify the accounting for non-employee stock-based awards so that it is better aligned with the current guidance for employee stock-based awards. The application of this new standard did not have a significant impact to our Condensed Consolidated Financial Statements for the three months ended June 30, 2018 and 2017 as our last re-measurement date for non-employee awards was March 31, 2018. The adoption of this ASU results in a change to our accounting policy for non-employee stock-based awards.
Accounting for Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 (April 1, 2020 for the Company), including interim periods within those fiscal years, and are applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this update effective April 1, 2018. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. On April 1, 2018, we adopted the new accounting standard and related amendments (the “New Revenue Accounting Standard”) using the modified retrospective method. As a result, we have updated our significant accounting policy disclosure for revenue recognition herein.
Impact of Adopting New Revenue Accounting Standard
We elected to apply the New Revenue Accounting Standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the New Revenue Accounting Standard as an adjustment to the opening balance of retained earnings, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings was $470,273, net of tax.
The most significant impacts of adopting the New Revenue Accounting Standard are:

•
The elimination of the requirement for vendor-specific objective evidence (“VSOE”) of fair value for software products that offer offline gameplay functionality and benefit from meaningful game related services which may include online functionality that is dependent on our online support services and/or additional free content updates. Under the prior revenue accounting guidance, for software products with multiple deliverables for which we did not have VSOE for our game related service deliverables, we recognized revenue ratably over the estimated service period. Under the New Revenue Accounting Standard, we allocate the sales price and recognize revenue for the offline software upon delivery and the remainder over the estimated service period. This difference in accounting primarily affects revenue recognition from Grand Theft Auto V and our NBA 2K franchise, where the majority of the sales price will be allocated to the offline software and recognized upon transfer of control to our customers, and the remaining amounts allocated to the game related service performance obligation and recognized over the estimated service period.

•
For performance obligations that are satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which faithfully depicts the timing of satisfying our performance obligation. Previously, our estimated service period was based on the economic game life.

•
Under the New Revenue Standard, certain contracts with customers for which we have recognized revenue to the extent it is probable that a significant reversal will not occur but do not have a right to invoice as of the reporting date. Contract assets are classified within Prepaid expenses and other on the Condensed Consolidated Balance Sheet.

•
The classification of allowances for estimated price protection, reserves for returns and other allowances as refund liabilities. Such allowances were previously recorded as contra-Accounts receivable and now are classified within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

As a result of adopting the New Revenue Accounting Standard the following adjustments were made to our Consolidated Balance Sheet at April 1, 2018, which also reflect the changes related to income tax accounts included in Prepaid expenses and other, Other assets, Accrued expenses and other current liabilities and Other long-term liabilities:

	March 31, 2018	Adjustments	April 1, 2018
ASSETS
Accounts receivable, net	$247,649	$53,940	$301,589
Software development costs and licenses	33,284	(11,096)	22,188
Deferred cost of goods sold	117,851	(89,867)	27,984
Prepaid expenses and other	133,454	33,620	167,074
Deferred cost of goods sold, net of current portion	26,719	(25,687)	1,032
Other assets	56,887	51,430	108,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$914,748	$69,678	$984,426
Deferred revenue	777,152	(230,144)	547,008
Non-current deferred revenue	355,589	(336,456)	19,133
Other long-term liabilities	158,285	34,336	192,621
Retained earnings	73,516	470,273	543,789
Accumulated other comprehensive loss	(15,732)	4,653	(11,079)

Recently Issued Accounting Pronouncements
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
Revenue Recognition
Refer to Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for our revenue recognition accounting policy as it relates to revenue transactions prior to April 1, 2018. The revenue recognition accounting policy described below relates to revenue transactions from April 1, 2018 and thereafter, which are accounted for in accordance with Topic 606.
We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"), the Nintendo Switch, and personal computers ("PC"), including smartphones and tablets. Our interactive entertainment content consists of full game software products that may contain offline gameplay, online gameplay, or a combination of offline and online gameplay. We may also sell separate downloadable add-on content to supplement our full game software products. Certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases.

We determine revenue recognition by:

•	identifying the contract, or contracts, with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the sales of software products and game related services when control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenue is recorded net of transaction taxes assessed by governmental authorities such as sales value-added taxes and other similar taxes.
Our software products are sold as full games, which typically provide access to the main game content, primarily for console and PC. Generally our full game software products deliver a license of our intellectual property that provides a functional offline gaming experience (i.e., one that does not require an Internet connection to access the main game content or other significant game related services). We recognize revenue related to the license of our intellectual property that provides offline functionality at the time control of the products have been transferred to our customers.
In addition, some of our full game software products that provide a functional offline gaming experience may also include significant game related services delivered over time, such as online functionality that is dependent upon online support services and/or additional free content updates. For full game sales that offer offline functionality and significant game related services we evaluate whether the license of our intellectual property and the game related services are distinct and separable. This evaluation is performed for each software product sold. If we determine that our software products contain a license of intellectual property separate from the game related services (i.e. multiple performance obligations), we estimate a standalone selling price for each identified performance obligation. We allocate the transaction price to each performance obligation using a relative standalone selling price method (the transaction price is allocated to a performance obligation based on the proportion of the standalone selling price of each performance obligation to the sum of the standalone selling prices for all performance obligations in the contract). For the portion of the transaction price allocable to the license, revenue is recognized when the customer takes control of the product. For the portion of the transaction price allocated to game related services, revenue is recognized ratably over the estimated service period for the related software product. We also defer related product costs and recognize the costs as the revenues are recognized.
Certain of our full game software products are delivered primarily as an online gaming experience with substantially all gameplay requiring online access to our game related services. We recognize revenue for full game software products that are dependent on our game related services over an estimated service period. For our full game online software products we also defer related product costs and recognize the costs as the revenue is recognized.
In addition to sales of our full game software products, certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases. Revenue from the sale of virtual currency and in-game purchases is deferred and recognized ratably over the estimated service period, which is the user life.
We also sell separate downloadable add-on content to supplement our full game software products. Revenue from the sale of separate downloadable add-on content is evaluated for revenue recognition on the same basis as our full game software products.
Certain software products are sold to customers with a “street date” (the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date or the sale date as this is generally when we have transferred control of our software products. In addition, some of our software products are sold as digital downloads.
Revenue from digital downloads is generally recognized when the download is made available to the end user by a third-party digital storefront. For the sale of physical software products, the recognition of revenue allocated to game related services does not begin until the product is sold-through by our customer to the end user. We currently estimate sell-through to the end user for all our titles to be approximately two months after we have sold-in the software products to our retailers. Determining the estimated sell-through period is subjective and requires significant management judgment and estimates.
Our payment terms and conditions vary by customer and typically provide net 30 to 60 day terms. In instances where the timing of revenue recognition differs from the timing of invoicing, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

Contract Balances
We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue when cash payments are received or due in advance of our performance, even if amounts are refundable. Contract assets generally consist of arrangements for which we have recognized revenue to the extent it is probable that significant reversal will not occur but do not have a right to invoice as of the reporting date. Contract assets are recorded within Prepaid expenses and other on our Consolidated Balance Sheet.
Our allowance for doubtful accounts are typically immaterial and, if required, are based on our best estimate of probable losses inherent in our accounts receivable balance.
Deferred revenue is comprised primarily of unsatisfied revenue related to the portion of the transaction price allocable to game related services of our full game software products. These sales are typically invoiced at the beginning of the contract period, and revenue is recognized ratably over the estimated service period. Deferred revenue may also include amounts related to software products with future street dates.
Refer to Note 2 - Revenue from Contracts with Customers for further information, including changes in deferred revenue during the period.
Principal Agent Considerations
We offer certain software products via third party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, Apple's App Store, and the Google Play Store. We determine whether revenue should be reported gross or net of fees retained by the storefront. Key indicators that we use in evaluating gross versus net treatment include, but are not limited to, the following:

•	which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•	which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenue on a gross basis for sales arrangements via Apple's App Store and the Google Play Store, and we report revenue net of fees retained by the digital storefront for sales arrangements via Microsoft’s Xbox, Sony’s PlayStation, and Valve's Steam.
Shipping and Handling
Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
Estimated Service Period
For performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products, primarily we review the weighted average number of days between players’ first and last days played online. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between 9 and 15 months depending on the software product.
Revenue Arrangements with Multiple Performance Obligations
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment as we typically do not have observable standalone selling prices for our game related service performance obligations. For software products in which the software license has offline functionality and benefit from meaningful game related services, which may include online functionality that is dependent on our online support services and/or additional free content updates, we believe we have separate performance obligations for the license of the intellectual property and the game related services. Significant judgment and estimates are also required to determine the standalone selling price for each distinct performance obligation and whether a discount needs to be allocated based on the relative standalone selling price of our products and services.
To estimate the standalone selling price for each performance obligation, we consider, to the extent available, a variety of data points such as past selling prices of the product or other similar products, competitor pricing and our market data. If observable pricing is not available, we use an expected cost plus margin approach taking into account relevant costs including product development, post-release support, marketing and licensing costs. This evaluation is performed on a product by product basis.
Price Protection and Allowances for Returns
We grant price protection and accept returns in connection with our distribution arrangements. Following reductions in the price of our physical software products, we grant price protection to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to receive price protection or return products, including compliance with applicable payment terms and confirmation of field inventory levels.
At contract inception and at each subsequent reporting period, we make estimates of future price protection and product returns related to current period software product revenue. We estimate the amount of future price protection and returns for software products based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.
Revenue is recognized after deducting the estimated price protection and allowances for returns, which are accounted for as variable consideration. Price protection and allowances for returns are considered refund liabilities and are reported within Accrued expenses and other current liabilities on our Consolidated Balance Sheet.
Sales Incentives
We enter into various sales incentives arrangements with our customers, such as rebates, discounts, and cooperative marketing. These incentives are considered adjustments to the transaction price of our software products and are reflected as reductions to revenue. Sales incentives incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular ad, are included in Selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established. Otherwise, such sales incentives are reflected as a reduction to revenue and are considered refund liabilities, which are reported within Accrued expenses and other current liabilities in our Consolidated Balance Sheet.

Significant Estimates
Significant management judgment and estimates must be used in connection with many of the determinations described above, such as estimating the fair value allocation to distinct and separable performance obligations, the service period over which to defer recognition of revenue, the time it takes our physical products to sell-through to end users, and the amounts of future price protection and allowance for returns. We believe we can make reliable estimates. However, actual results may differ from initial estimates due to changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impacts on financial statement line items

Adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Statement of Operations for the three months ended June 30, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	387,982	401,981	(13,999)
Cost of goods sold	131,365	157,089	(25,724)
Gross profit	256,617	244,892	11,725
General and administrative	67,735	67,735	—
Selling and marketing	58,306	58,306	—
Research and development	50,712	50,712	—
Business reorganization	(242)	(242)	—
Depreciation and amortization	9,260	9,260	—
Total operating expenses	185,771	185,771	—
Income from operations	70,846	59,121	11,725
Interest and other, net	6,601	6,013	588
Income before income taxes	77,447	65,134	12,313
Provision for (benefit from) income taxes	5,754	(1,970)	7,724
Net income	71,693	67,104	4,589
Earnings per share:
Basic earnings per share	$0.63	$0.59
Diluted earnings per share	$0.62	$0.58

Adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Balance Sheet as of June 30, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
ASSETS
Accounts receivable, net	$239,736	$197,465	$42,271
Software development costs and licenses	12,676	17,571	(4,895)
Deferred cost of goods sold	19,141	83,632	(64,491)
Prepaid expenses and other	180,512	121,359	59,153
Deferred cost of goods sold, net of current portion	736	19,414	(18,678)
Other assets	75,917	59,696	16,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$906,881	$854,006	$52,875
Deferred revenue	450,568	703,172	(252,604)
Non-current deferred revenue	15,861	296,541	(280,680)
Other long-term liabilities	191,490	155,111	36,379
Retained earnings	615,482	140,620	474,862
Accumulated other comprehensive loss	(41,015)	(39,764)	(1,251)

The adoption of the New Revenue Standard had no impact on our cash flows.

Disaggregation of revenue
Product revenue
Product revenue is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e. upon delivery of the software product).
Service and other revenue
Service and other revenue is primarily comprised of revenue from game related services, virtual currency transactions and in-game purchases which are recognized over an estimated service period.
Net revenue by product revenue and service and other was as follows:

Three Months Ended June 30,
2018
Net revenue recognized:
Product	78,795
Service and other	309,187
Total net revenue	387,982

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

Three Months Ended June 30,
2018
Net revenue recognized:
Recurrent consumer spending	241,030
Full game and other	$146,952
Total net revenue	$387,982
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

Three Months Ended June 30,
2018
Net revenue recognized:
United States	$221,411
International	166,571
Total net revenue	$387,982
Platform
Net revenue by platform was as follows:

Three Months Ended June 30,
2018
Net revenue recognized:
Console	$294,730
PC and other	93,252
Total net revenue	$387,982

Distribution channel

Our products are delivered through digital online services (digital download, online platforms and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

Three Months Ended June 30,
2018
Net revenue recognized:
Digital online	$315,047
Physical retail and other	72,935
Total net revenue	$387,982
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and June 30, 2018 was $566,141 and $466,429, respectively. For the three months ended June 30, 2018, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2018, $240,485 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $466,429. We expect to recognize approximately $450,568 of this balance as revenue over the next 12 months, and the remainder thereafter.
As of April 1, 2018 and June 30, 2018 our contract asset balance was $69,522 and $66,668, respectively.
3. MANAGEMENT AGREEMENT
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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,705 and $1,337 during the three months ended June 30, 2018 and 2017, respectively. We recorded stock-based compensation expense for non-employee restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses of $4,517 and $6,014 during the three months ended June 30, 2018 and 2017, respectively.

In connection with the 2017 Management Agreement and 2014 Management Agreement, we have granted restricted stock units as follows:

	Three Months Ended June 30,
	2018	2017
Time-based	86	66
Market-based(1)	79	122
Performance-based(1)
New IP	—	21
Major IP	—	20
IP	27	—
Recurrent Consumer Spending ("RCS")	26	—
Total—Performance-based	53	41
Total Restricted Stock Units	218	229
_______________________________________________________________________________

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in 2018 will vest on April 13, 2020, and those granted in 2017 will vest on April 4, 2019, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in 2018 are eligible to vest on April 13, 2020, and those granted in 2017 are eligible to vest on April 4, 2019, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in 2018 are eligible to vest on April 13, 2020, and those granted in 2017 are eligible to vest on April 4, 2019, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. The 2017 performance-based restricted stock units, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP," respectively, measured over a two-year period. The 2018 performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 434 and 602 as of June 30, 2018 and March 31, 2018, respectively. 340 restricted stock units previously granted to ZelnickMedia, vested and 33 restricted stock units were forfeited by ZelnickMedia during the three months ended June 30, 2018.
4. FAIR VALUE MEASUREMENTS
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

	June 30, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$275,025	$275,025	$—	$—	Cash and cash equivalents
Bank-time deposits	20	20		—	Cash and cash equivalents
Commercial paper	25,338		25,338	—	Cash and cash equivalents
Money market funds	506,834	506,834	—	—	Restricted cash
Corporate bonds	320,643		320,643	—	Short-term investments
US Treasuries	59,799	59,799	—	—	Short-term investments
Commercial paper	5,990	—	5,990	—	Short-term investments
Mutual funds	4,521		4,521	—	Short-term investments
Bank-time deposits	246,503	246,503	—	—	Short-term investments
Foreign currency forward contracts	17	—	17	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(140)	—	(140)	—	Accrued expenses and other current liabilities
Cross-currency swap	(6,207)	—	(6,207)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,440,166	$1,088,181	$350,162	$1,823

	March 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$516,626	$516,626	$—	$—	Cash and cash equivalents
Bank-time deposits	21	21	—	—	Cash and cash equivalents
Commercial paper	10,796	—	10,796	—	Cash and cash equivalents
Corporate bonds	308,716	—	308,716	—	Short-term investments
US Treasuries	59,725	59,725	—	—	Short-term investments
Commercial paper	25,422	—	25,422	—	Short-term investments
Mutual funds	4,880	—	4,880	—	Short-term investments
Bank-time deposits	216,663	216,663	—	—	Short-term investments
Foreign currency forward contracts	12	—	12	—	Prepaid expenses and other
Private equity	1,205	—	—	1,205	Other assets
Foreign currency forward contracts	(43)		(43)		Accrued expenses and other current liabilities
Cross-currency swap	(15,659)		(15,659)		Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,128,364	$793,035	$334,124	$1,205
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2018.
Debt
As of June 30, 2018, the estimated fair value of our 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes") was $27,225. The fair value was determined using Level 2 inputs, observable market data, for the 1.00% Convertible Notes and their embedded option feature. See Note 10 for additional information regarding our 1.00% Convertible Notes.
5. SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following:

	June 30, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$246,503	$—	$—	$246,503
Available-for-sale securities:
Corporate bonds	321,860	28	(1,245)	320,643
US Treasuries	60,044	—	(245)	59,799
Commercial paper	5,990	—	—	5,990
Mutual funds	4,558	7	(44)	4,521
Total short-term investments	$638,955	$35	$(1,534)	$637,456

	March 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,663	$—	$—	$216,663
Available-for-sale securities:
Corporate bonds	310,387	16	(1,687)	308,716
US Treasuries	59,970	—	(245)	59,725
Commercial paper	25,422	—	—	25,422
Mutual funds	4,876	16	(12)	4,880
Total short-term investments	$617,318	$32	$(1,944)	$615,406
Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2018 or March 31, 2018. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at June 30, 2018:

	June 30, 2018
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$555,536	$554,449
Due in 1 - 2 years	83,419	83,007
Total short-term investments	$638,955	$637,456
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into derivative financial contracts for speculative or trading purposes. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets, and we measure those instruments at fair value. We classify cash flows from derivative transactions as cash flows from operating activities in our Consolidated Statements of Cash Flows.
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2018	March 31, 2018
Forward contracts to sell foreign currencies	$50,794	$67,580
Forward contracts to purchase foreign currencies	42,822	4,359
For the three months ended June 30, 2018 and 2017, we recorded a gain of $2,404 and a loss of $8,603, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of June 30, 2018, the notional amount of the cross-currency swap is $129,000. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-

currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	June 30, 2018	March 31, 2018
Finished products	$9,362	$13,940
Parts and supplies	1,280	1,222
Inventory	$10,642	$15,162
Estimated product returns included in inventory at June 30, 2018 and March 31, 2018 were $277 and $373, respectively.
8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2018		March 31, 2018
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$5,219	$581,872	$19,338	$515,761
Software development costs, externally developed	1,097	135,566	4,275	122,270
Licenses	6,360	2,432	9,671	1,338
Software development costs and licenses	$12,676	$719,870	$33,284	$639,369
During the three months ended June 30, 2018 and 2017, we recorded $0 and $684, respectively, of software development impairment charges (a component of Cost of goods sold).
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	March 31, 2018

Software development royalties	$632,133	$600,512
Business reorganization (see Notes 13 and 14)	66,928	72,074
Compensation and benefits	48,782	57,499
Refund liability	42,270	—
Licenses	31,032	43,261
Marketing and promotions	17,414	19,731
Deferred acquisition payments	—	25,000
Other	68,322	96,671
Accrued expenses and other current liabilities	$906,881	$914,748

10. DEBT
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.00% at June 30, 2018) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.09% at June 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at June 30, 2018 and March 31, 2018.
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
Information related to availability on our Credit Agreement was as follows:

	June 30, 2018	March 31, 2018
Available borrowings	$98,334	$98,355
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $110 and $110, respectively for the three months ended June 30, 2018 and 2017. The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.
1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018. The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes was payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes matured on July 1, 2018, unless earlier repurchased by the Company or converted. We did not have the right to redeem the 1.00% Convertible Notes prior to maturity. We also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed our public offering of $37,500 principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.
The 1.00% Convertible Notes were convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361 underlying conversion shares) subject to adjustment in certain circumstances.
During the three months ended June 30, 2018, 1.00% Convertible Notes with an aggregate principal amount of $2,931 were settled, and an additional $5,183 were tendered for conversion with July 2018 settlement dates.
Effective April 26, 2018, we elected to settle our remaining conversion obligations in connection with the 1.00% Convertible Notes in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.
As of June 30, 2018 and March 31, 2018, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $5,232 and $8,160, respectively by $21,993 and $28,639, respectively.

The following table provides additional information related to our 1.00% Convertible Notes:

	June 30, 2018	March 31, 2018
Additional paid-in capital	$35,784	$35,784
Principal amount of 1.00% Convertible Notes	$5,232	$8,160
Unamortized discount of the liability component	—	89
Carrying amount of debt issuance costs	—	3
Net carrying amount of 1.00% Convertible Notes	$5,232	$8,068
The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended June 30,
	2018	2017
Cash interest expense (coupon interest expense)	$1	$448
Non-cash amortization of discount on 1.00% Convertible Notes	91	5,237
Amortization of debt issuance costs	3	160
Total interest expense related to 1.00% Convertible Notes	$95	$5,845
11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2018	2017
Computation of Basic earnings per share:
Net income	$71,693	$60,276
Less: net income allocated to participating securities	—	(588)
Net income for basic earnings per share calculation	$71,693	$59,688

Total weighted average shares outstanding—basic	112,941	105,494
Less: weighted average participating shares outstanding	—	(1,029)
Weighted average common shares outstanding—basic	112,941	104,465

Basic earnings per share	$0.63	$0.57

Computation of Diluted earnings per share:
Net income	$71,693	$60,276
Less: net income allocated to participating securities	—	(522)
Add: interest expense, net of tax, on Convertible Notes	95	5,750
Net income for diluted earnings per share calculation	$71,788	$65,504

Weighted average common shares outstanding—basic	112,941	105,494
Add: dilutive effect of common stock equivalents	3,044	13,288
Weighted average common shares outstanding—diluted	115,985	118,782
Less: weighted average participating shares outstanding	—	(1,029)
Weighted average common shares outstanding- diluted	115,985	117,753

Diluted earnings per share	$0.62	$0.56

Certain of our unvested stock-based awards (including restricted stock units and time-based and market-based restricted stock awards) are considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of June 30, 2018, we have no material remaining participating securities.
The calculation of EPS for common stock under the two-class method shown above excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We define common stock equivalents as stock-based awards and common stock related to the Convertible Notes (see Note 10) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which were assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.
During the three months ended June 30, 2018, 1,537 restricted stock awards vested, we granted 2,080 unvested restricted stock awards, and 34 unvested restricted stock awards were forfeited.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive (loss) income before reclassifications	(26,817)	—	9,585	409	(16,823)
Amounts reclassified from accumulated other comprehensive loss	—	—	(8,460)	—	(8,460)
Balance at June 30, 2018	$(31,104)	$600	$(9,066)	$(1,445)	$(41,015)

	Three Months Ended June 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2017	$(47,666)	$600	$(76)	$(47,142)
Other comprehensive income before reclassifications	9,476	—	84	9,560
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Balance at June 30, 2017	$(38,190)	$600	$8	$(37,582)

13. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we did not have any significant changes to our commitments since March 31, 2018.
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
We have accrued what we believe to be an adequate amount for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Consolidated Balance Sheets (see Note 9). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.
14. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recognized a credit to business reorganization expense of $242 during the three months ended June 30, 2018 due to a true-up of estimates for employee separation costs. Through June 30, 2018, we paid $4,905 related to these reorganization activities. As of June 30, 2018, $993 remained accrued for in Accrued expenses and other current liabilities and $4,708 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
On December 22, 2017, the United States (“U.S.”) enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code, which could materially affect us. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and requires companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act makes other changes that may affect us. These changes include but are not limited to (1) a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income (GILTI), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Act enactment date, during which a company acting in good faith may complete the accounting for the impact of the Act under ASC 740. In accordance with SAB 118, the income tax effects of the Act must be reflected in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Act is incomplete, we can determine a reasonable estimate for those effects and record a provisional estimate.
We continue to evaluate the potential impact of the Act, and the amounts recorded in the fiscal year ended March 31, 2018 represented provisional estimates for certain identified income tax effects, for which the accounting is incomplete but a reasonable estimate was determined. Additional information and further analysis is required to determine the untaxed earnings of certain foreign subsidiaries and to evaluate the complexities of the new tax law along with additional interpretative guidance that may be issued. The impact of the Act may differ from these estimates, possibly materially, due to changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act. We expect to continue to analyze the Act and its impacts and record any adjustments to provisional estimates no later than the third quarter of the fiscal year ending March 31, 2019. We continue to review whether the Act will affect our existing intention to indefinitely reinvest earnings of our foreign subsidiaries and therefore have not recorded any tax liabilities associated with the repatriation of foreign earnings.
The Act subjects a U.S. shareholder to current tax on GILTI earned by foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have estimated the effect in our estimated annual effective rate based on current tax guidance. The actual tax expense we record for GILTI may differ from this estimate.
The provision from income taxes for the three months ended June 30, 2018 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $5,754 for the three months ended June 30, 2018 as compared to a benefit from income taxes of $12,865 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 7.4% for the three months ended June 30, 2018 was primarily due to a tax benefit of $6,618 as a result of tax credits anticipated to be utilized, net tax benefit of $5,543 for excess tax benefits from employee stock compensation, and a tax benefit of $5,500 as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, partially offset by tax provision of $3,399 due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $2,391.
We anticipate that additional excess tax benefits from employee stock compensation, tax credits, changes in valuation allowance, and changes as a result of the Act may arise in future periods, which could have a significant impact on our effective tax rate.
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends upon the stock price at the time of the employee award vesting. Because we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period.
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales and use tax collection on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
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
16. SHARE REPURCHASE
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
During the three months ended June 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153,515, including commissions of $16, as part of the program. We have repurchased a total of 8,281 shares of our common stock under the program, and, as of June 30, 2018, 5,937 shares of our common stock remain available for repurchase under the share repurchase program.
All of the repurchased shares are classified as Treasury stock in our Condensed Consolidated Balance Sheets.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should" "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our Private Division label and Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft's Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360"), the Nintendo Switch, and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Spain, the United Kingdom, and the United States.
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 285 million units. The latest installment, Grand Theft Auto V, has sold-in over 95 million units and includes access to Grand Theft Auto Online. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes externally developed brands, such as Borderlands and Evolve. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, and the WWE 2K professional wrestling series.
Our Private Division label is dedicated to bringing titles from top independent developers to market. Private Division will publish several upcoming titles based on new IP from renowned industry creative talent, including the previously announced Ancestors: The Humankind Odyssey from Panache Digital Game, a studio led by the creator of the Assassin's Creed franchise Patrice Désilets; an unannounced role-playing game ("RPG") currently codenamed Project Wight from The Outsiders, a studio formed by ex-DICE developers David Goldfarb and Ben Cousins; an unannounced RPG from Obsidian Entertainment led by Tim Cain and Leonard Boyarsky, co-creators of Fallout; and an unannounced sci-fi first-person shooter from V1 Interactive, a studio founded by Halo co-creator Marcus Lehto. Additionally, Private Division is the publisher of Kerbal Space Program.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 37 million registered users.
In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League, a new, professional competitive gaming league. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by several NBA franchises. The NBA 2K League follows a professional sports league format: competing head-to-head throughout a regular season, participating in a bracketed playoff system, and concluding with a championship match-up.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 47% of our net revenue for the three months ended June 30, 2018. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 78.7% and 72.3% of net revenue during the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and March 31, 2018, our five largest customers comprised 52.9% and 65.4% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 50.2% and 53.2% of such balance at June 30, 2018 and March 31, 2018, respectively. We had two customers who accounted for 34.4% and 15.8% of our gross accounts receivable as of June 30, 2018 and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 76.0% of our net revenue by product platform for the three months ended June 30, 2018. The success of our business is dependent upon the consumer acceptance and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 81.2% of our net revenue by distribution channel for the three months ended June 30, 2018. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the three months ended June 30, 2018:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V Premium Online Edition	Rockstar Games	Internal	PS4, Xbox One, Nintendo Switch, PC	April 20, 2018
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
NBA 2K19 20th Anniversary Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 7, 2018
NBA 2K19 Standard Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 11, 2018
WWE 2K19 Woooo! Deluxe Edition	2K	Internal/External	PS4, Xbox One, PC	October 5, 2018
WWE 2K19	2K	Internal/External	PS4, Xbox One, PC	October 9, 2018
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	October 26, 2018
Carnival Games	2K	Internal	Nintendo Switch	November 6, 2018
NBA 2K Playgrounds 2	2K	External	PS4, Xbox One, Nintendo Switch, PC	Fall 2018

Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
During the three months ended June 30, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated revenue recognition accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2018	2017	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$288,325	$348,305	$(59,980)	(17.2)%
For the three months ended June 30, 2018, net bookings decreased by $60.0 million as compared to the prior year period primarily due to Grand Theft Auto Online, Grand Theft Auto V, and our NBA 2K franchise.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
(thousands of dollars)	2018		2017
Net revenue	$387,982	100.0%	$418,216	100.0%
Cost of goods sold	131,365	33.9%	194,569	46.5%
Gross profit	256,617	66.1%	223,647	53.5%
General and administrative	67,735	17.5%	60,603	14.5%
Selling and marketing	58,306	15.0%	52,214	12.5%
Research and development	50,712	13.1%	42,269	10.1%
Depreciation and amortization	9,260	2.4%	7,743	1.9%
Business reorganization	(242)	(0.1)%	10,599	2.5%
Total operating expenses	185,771	47.9%	173,428	41.5%
Income from operations	70,846	18.3%	50,219	12.0%
Interest and other, net	6,601	1.7%	(2,808)	(0.7)%
Income before income taxes	77,447	20.0%	47,411	11.3%
Provision for (benefit from) income taxes	5,754	1.5%	(12,865)	(3.1)%
Net income	$71,693	18.5%	$60,276	14.4%

	Three Months Ended June 30,
	2018		2017
Net revenue by geographic region:
United States	$221,411	57.1%	$258,260	61.8%
International	166,571	42.9%	159,956	38.2%
Net revenue by platform:
Console	$294,730	76.0%	$344,917	82.5%
PC and other	93,252	24.0%	73,299	17.5%
Net revenue by distribution channel:
Digital online	$315,047	81.2%	$268,235	64.1%
Physical retail and other	72,935	18.8%	149,981	35.9%
Net revenue by content type:
Recurrent consumer spending	$241,030	62.1%	$169,509	40.5%
Full game and other	146,952	37.9%	248,707	59.5%

Three Months Ended June 30, 2018 Compared to June 30, 2017

(thousands of dollars)	2018	%	2017	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$387,982	100.0%	$418,216	100.0%	$(30,234)	(7.2)%
Internal royalties	53,167	13.7%	77,704	18.6%	(24,537)	(31.6)%
Product costs	38,141	9.8%	44,069	10.5%	(5,928)	(13.5)%
Software development costs and royalties(1)	29,788	7.7%	43,629	10.4%	(13,841)	(31.7)%
Licenses	10,269	2.6%	29,167	7.0%	(18,898)	(64.8)%
Cost of goods sold	131,365	33.9%	194,569	46.5%	(63,204)	(32.5)%
Gross profit	$256,617	66.1%	$223,647	53.5%	$32,970	14.7%
_______________________________________________________________________________

(1)	Includes $3,969 and $3,481 of stock-based compensation expense in 2018 and 2017, respectively, in software development costs and royalties.
In general, the adoption of Topic 606 results in a more accelerated revenue pattern, primarily due to (i) the elimination of the requirement for vendor-specific objective evidence (“VSOE”) of fair value when allocating between multiple performance obligations and (ii) the change of our estimated service period to a user life. However, the impact on a given period may differ from this general trend. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for further information.
For the three months ended June 30, 2018, net revenue decreased by $30.2 million as compared to the prior year period. This decrease included a $14.0 million decrease in net revenue as a result of the adoption of Topic 606. This decrease was also due to (i) an aggregate decrease of $26.4 million from Grand Theft Auto V and Grand Theft Auto Online, (ii) a decrease of $5.8 million from Mafia III, which released in October 2016, and (iii) a decrease of $4.8 million from Battleborn, which released in May 2016, partially offset by a $22.9 million increase from our NBA 2K franchise.
Net revenue from console games decreased by $50.2 million and accounted for 76.0% of our total net revenue for the three months ended June 30, 2018, as compared to 82.5% for the prior year period. The decrease in net revenue from console games included a $34.6 million decrease in net revenue as a result of the adoption of Topic 606. This decrease is also due to lower net revenue from Grand Theft Auto V, Mafia III, and Battleborn. These decreases were partially offset by higher net revenue from our NBA 2K franchise. Net revenue from PC and other increased by $20.0 million and accounted for 24.0% of our total net revenue for the three months ended June 30, 2018, as compared to 17.5% for the prior year period. The increase in net revenue from PC and other was due to a $20.6 million increase in net revenue as a result of the adoption of Topic 606. The remaining net decrease in net revenue from PC and other as compared to the prior year period was due to lower net revenue from Grand Theft Auto Online and Grand Theft Auto V, partially offset by an increase in net revenue from our NBA 2K franchise and our Social Point title, Monster Legends.
Net revenue from digital online channels increased by $46.8 million and accounted for 81.2% of our total net revenue for the three months ended June 30, 2018, as compared to 64.1% for the prior year period. The increase in net revenue from digital online channels was primarily due to a $33.0 million increase in net revenue as a result of the adoption of Topic 606. The increase was also due to higher net revenue from our NBA 2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $77.0 million and accounted for 18.8% of our total net revenue for the three months ended June 30, 2018, as compared to 35.9% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was primarily due to a $47.0 million decrease as a result of the adoption of Topic 606. The decrease was also due to lower net revenue from Grand Theft Auto V, Battleborn, and our WWE 2K franchise, partially offset by an increase in net revenue from our NBA 2K franchise.
Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $71.5 million and accounted for 62.1% of net revenue for the three months ended June 30, 2018, as compared to 40.5% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending was due to a $41.8 million increase in net revenue as a result of the adoption of Topic 606. The increase is also due to higher net revenue from our NBA 2K franchise, Social Point titles, and Grand Theft Auto Online. Net revenue from full game and other decreased by $101.8 million and accounted for 37.9% of net revenue for the three months ended June 30, 2018 as compared to 59.5% of net revenue for the prior year period. The decrease in net revenue from full game and other was due to a $55.8 million decrease as a result of the adoption of Topic 606. The decrease was also due to lower net revenue from Grand Theft Auto V and Battleborn, partially offset by an increase in net revenue from our NBA 2K franchise.
Gross profit as a percentage of net revenue for the three months ended June 30, 2018 was 66.1% as compared to 53.5% for the prior year period. The increase was due primarily to a 5.2% increase in gross profit percentage as a result of the adoption of Topic 606. This increase was also due to lower internal royalties as a percentage of net revenue due to the timing of when royalties are earned and lower capitalized software cost amortization as a percentage of net revenue due to the timing of releases, partially offset by higher license royalties as a percentage of net revenue.
Net revenue earned outside of the United States increased by $6.6 million, and accounted for 42.9% of our total net revenue for the three months ended June 30, 2018, as compared to 38.2% in the prior year period. The increase in net revenue outside of the United States was due to a $7.4 million increase as a result of the adoption of Topic 606. The remaining net revenue earned outside the United States was relatively flat as compared to the prior year period as decreases in Grand Theft Auto V and Grand Theft Auto Online were almost completely offset by an increase in our NBA 2K franchise. Changes in foreign currency exchange rates increased net revenue by $3.5 million and increased gross profit by $1.9 million for the three months ended June 30, 2018 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
General and administrative	$67,735	17.5%	$60,603	14.5%	$7,132	11.8%
Selling and marketing	58,306	15.0%	52,214	12.5%	6,092	11.7%
Research and development	50,712	13.1%	42,269	10.1%	8,443	20.0%
Depreciation and amortization	9,260	2.4%	7,743	1.9%	1,517	19.6%
Business reorganization	(242)	(0.1)%	10,599	2.5%	(10,841)	(102.3)%
Total operating expenses(1)	$185,771	47.9%	$173,428	41.5%	$12,343	7.1%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
General and administrative	$11,518	$13,120
Selling and marketing	$4,774	$2,585
Research and development	$4,337	$2,464
Business reorganization	$—	$2,421
Changes in foreign currency exchange rates increased total operating expenses by $3.4 million for the three months ended June 30, 2018, as compared to the prior year period.
General and administrative
General and administrative expenses increased by $7.1 million for the three months ended June 30, 2018, as compared to the prior year period, due to (i) increases in personnel expenses for additional headcount and (ii) increases in professional fees, including stock and incentive compensation expense related primarily to our management agreement with ZelnickMedia due to the increase in our share price. General and administrative expenses for the three months ended June 30, 2018 and 2017 included occupancy expense (primarily rent, utilities and office expenses) of $5.3 million and $3.9 million, respectively, related to our development studios.
Selling and marketing
Selling and marketing expenses increased by $6.1 million for the three months ended June 30, 2018, as compared to the prior year period, due primarily to higher personnel expenses due to increased headcount and higher stock compensation as well as higher advertising expenses for Red Dead Redemption 2. The overall increase was partially offset by lower customer service costs.
Research and development
Research and development expenses increased by $8.4 million for the three months ended June 30, 2018, as compared to the prior year period. The increase was due primarily to increases in personnel expenses from additional headcount and higher stock compensation expense as well as an increase in production and development expenses for titles that have not reached technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.5 million for the three months ended June 30, 2018 as compared to the prior year period due to the move to our new corporate headquarters in December 2017.

Business reorganization
During the three months ended June 30, 2018, business reorganization expense decreased $10.8 million as a result of a strategic reorganization at one of our labels in the prior year period, with no corresponding costs in the current year period.
Interest and other, net
Interest and other, net was income of $6.6 million for the three months ended June 30, 2018, as compared to expense of $2.8 million for the prior year period. The change was due primarily to lower interest expense as a result of the early conversions of our 1.00% Convertible Notes as well as higher interest income due to the nature of our investments and the rise in interest rates on those investments.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $5.8 million for the three months ended June 30, 2018 as compared to a benefit from income taxes of $12.9 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 7.4% for the three months ended June 30, 2018 was primarily due to a tax benefit of $6.6 million as a result of tax credits anticipated to be utilized, net tax benefit of $5.5 million for excess tax benefits from employee stock compensation, a tax benefit of $5.5 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, and offset by a tax provision of $3.4 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $2.4 million.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of (27.1)% was lower primarily due to a net tax benefit of $16.5 million for excess tax benefits from employee stock compensation, a tax benefit of $10.4 million as a result of tax credits anticipated to be utilized, a tax benefit of $3.1 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, and, to a lesser extent, the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is primarily due to the impact of the rate change on our projected annual effective tax rate, reduced tax benefits from tax credits and changes in valuation allowance for temporary differences and tax credits anticipated to be utilized as well as the geographic mix of earnings. In addition, discrete net tax benefits due to stock compensation decreased and to a lesser extent there was an increase in tax provision due to the Act with no corresponding items in the prior year period as the Act was enacted in December 2017.
We anticipate that additional excess tax benefits from employee stock compensation, tax credits, changes in valuation allowance, and changes as a result of the Act may arise in future periods, which could have a significant impact on our effective tax rate.
The accounting for share-based compensation will increase or decrease our effective tax rate based on the difference between our share-based compensation expense and the deductions taken on our tax return, which depends on the stock price at the time of the employee award vesting. Since we recognize excess tax benefits on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period.
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales and use tax collection on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
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
Net income and earnings per share
For the three months ended June 30, 2018, net income was $71.7 million, as compared to $60.3 million in the prior year period. Diluted earnings per share for the three months ended June 30, 2018, was $0.62, as compared to $0.56 in the prior year period. Diluted weighted average shares of 116.0 million were 1.8 million shares lower as compared to the prior year period, due primarily to repurchases of common stock, partially offset by normal stock compensation activity, including grants and forfeitures. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

Liquidity and Capital Resources
Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions, and (iv) capital expenditures. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities and our Credit Agreement to satisfy our working capital needs.
Short-term Investments
As of June 30, 2018, we had $637.5 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.00% at June 30, 2018), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.09% at June 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of June 30, 2018, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At June 30, 2018, we had no outstanding borrowings under the Credit Agreement.
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
1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018. The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes matured on July 1, 2018, unless earlier repurchased by the Company or converted. We did not have the right to redeem the 1.00% Convertible Notes prior to maturity. We also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed our public offering of $37.5 million principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283.2 million.
The 1.00% Convertible Notes were convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361 underlying conversion shares) subject to adjustment in certain circumstances.
Effective April 26, 2018, we elected to settle our remaining conversion obligations in connection with the 1.00% Convertible Notes in shares of our common stock and accordingly notified the Trustee. As such, we have continued to classify these 1.00% Convertible Notes as long-term debt.

During the three months ended June 30, 2018, 1.00% Convertible Notes with an aggregate principal amount of $2.9 million were tendered for conversion, and an additional $5.2 million were tendered for conversion with July 2018 settlement dates.

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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 78.7% and 72.3% of net revenue during the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and March 31, 2018, five customers accounted for 52.9% and 65.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 50.2% and 53.2% of such balances at June 30, 2018 and March 31, 2018, respectively. We had two customers who accounted for 34.4% and 15.8% of our gross accounts receivable as of June 30, 2018, respectively, and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of June 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $141.2 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act makes broad and complex changes to the U.S. tax code, which could materially affect us.
The Act includes a number of provisions, including international provisions, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations. We continue to review how the Act will affect our current intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries and therefore have not recorded any tax liabilities associated with the repatriation of foreign earnings.
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
During the three months ended June 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153.5 million as part of the program. We have repurchased a total of 8,281 shares of our common stock under the program, and as of June 30, 2018, 5,937 shares of our common stock remain available for repurchase under the share repurchase program.

Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2018	2017
Net cash (used in) provided by operating activities	(11,183)	49,890
Net cash used in investing activities	(39,998)	(45,415)
Net cash used in financing activities	(211,903)	(57,689)
Effects of foreign currency exchange rates on cash and cash equivalents	(9,103)	6,448
Net change in cash, cash equivalents, and restricted cash	$(272,187)	$(46,766)
At June 30, 2018, we had $974.2 million of cash and cash equivalents and restricted cash, compared to $1,246.4 million at March 31, 2018. The decrease was due primarily to cash used in financing, which was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards. Net cash used in investing activities was primarily related to bank time deposits. Net cash used in operating activities was due primarily to investments in software development and licenses.
Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we did not have any significant changes to our commitments since March 31, 2018.
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
Off-Balance Sheet Arrangements
As of June 30, 2018 and March 31, 2018, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended June 30, 2018 and 2017, 42.9% and 38.2%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products, we allocate a portion of the amount to be recognized as revenue over an estimated service period, which generally ranges from 9 to 15 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenues. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of June 30, 2018, we had $637.5 million of short-term investments, which included $391.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $464.8 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2018.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.00% at June 30, 2018), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.09% at June 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At June 30, 2018, there were no outstanding borrowings under our Credit Agreement, and our 1.00% Convertible Notes matured on July 1, 2018. For additional details on our Convertible Notes, see Note 9 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2018 and 2017, our foreign currency translation adjustment was a loss of $26.8 million and a gain of $9.5 million, respectively. For the three months ended June 30, 2018 and 2017, we recognized a foreign currency exchange transaction gain of $1.5 million and a loss of $1.1 million respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2018, we had $50.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $42.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2018, we had $67.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $4.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2018 and 2017, we recorded a loss of $2.4 million and a gain of $8.6 million, respectively. As of June 30, 2018, the fair value of these outstanding forward contracts was a loss of $1.8 million and was included in Other assets, and, as of March 31, 2018, the fair value of outstanding forward contracts was a loss of $1.2 million and was included in Other assets. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2018, 42.9% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.3%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.3%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Topic 606: Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. The impact of these changes was not material to the Company's internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153.5 million, including immaterial commissions, as part of the program. As of June 30, 2018, we have repurchased a total of 8,281 shares of our common stock under this program and 5,937 shares of common stock remain available for repurchase under the Company's share repurchase program. The table below details the share repurchases that were made by us during the three months ended June 30, 2018:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2018	1,597	$—	1,597	5,937
May 1-31, 2018	—	$—	—	5,937
June 1-30, 2018	—	$—	—	5,937
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
10.1	Take-Two Interactive Software, Inc. 2017 Global Employee Stock Purchase Plan, as Amended and Restated, effective as of May 1, 2018+
10.2	Third Amendment to Employment Agreement, dated May 7, 2018 between the Company and Lainie Goldstein+
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
+ Represents a management contract or compensatory plan or arrangement
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 2, 2018	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2018	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)