Form 10-Q
period 2018-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2018-11-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 26, 2018, there were 113,872,075 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$462,347	$808,973
Short-term investments	562,952	615,406
Restricted cash	370,747	437,398
Accounts receivable, net of allowances of $350 and $54,290 at September 30, 2018 and March 31, 2018, respectively	534,633	247,649
Inventory	40,541	15,162
Software development costs and licenses	36,912	33,284
Deferred cost of goods sold	20,957	117,851
Prepaid expenses and other	162,647	133,454
Total current assets	2,191,736	2,409,177
Fixed assets, net	110,900	102,478
Software development costs and licenses, net of current portion	794,120	639,369
Deferred cost of goods sold, net of current portion	489	26,719
Goodwill	389,816	399,530
Other intangibles, net	87,318	103,681
Other assets	80,810	56,887
Total assets	$3,655,189	$3,737,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,298	$35,029
Accrued expenses and other current liabilities	853,467	914,748
Deferred revenue	559,024	777,152
Total current liabilities	1,489,789	1,726,929
Long-term debt	—	8,068
Non-current deferred revenue	15,407	355,589
Other long-term liabilities	205,554	158,285
Total liabilities	$1,710,750	$2,248,871
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, $.01 par value, 200,000 shares authorized; 134,106 and 132,743 shares issued and 113,804 and 114,038 outstanding at September 30, 2018 and March 31, 2018, respectively	1,341	1,327
Additional paid-in capital	1,951,128	1,888,039
Treasury stock, at cost; 20,302 and 18,705 common shares at September 30, 2018 and March 31, 2018, respectively	(611,680)	(458,180)
Retained earnings	640,849	73,516
Accumulated other comprehensive loss	(37,199)	(15,732)
Total stockholders' equity	1,944,439	1,488,970
Total liabilities and stockholders' equity	$3,655,189	$3,737,841

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$492,667	$443,562	$880,649	$861,778
Cost of goods sold	234,880	246,548	366,245	441,117
Gross profit	257,787	197,014	514,404	420,661
Selling and marketing	94,165	76,914	152,471	129,128
General and administrative	67,320	60,824	135,055	121,427
Research and development	60,565	49,999	111,277	92,268
Depreciation and amortization	9,751	18,883	19,011	26,626
Business reorganization	—	1,713	(242)	12,312
Total operating expenses	231,801	208,333	417,572	381,761
Income (loss) from operations	25,986	(11,319)	96,832	38,900
Interest and other, net	4,975	(2,969)	11,576	(5,777)
Income (loss) before income taxes	30,961	(14,288)	108,408	33,123
Provision for (benefit from) income taxes	5,594	(11,552)	11,348	(24,417)
Net income (loss)	$25,367	$(2,736)	$97,060	$57,540
Earnings per share:
Basic earnings (loss) per share	$0.22	$(0.03)	$0.86	$0.54
Diluted earnings (loss) per share	$0.22	$(0.03)	$0.84	$0.53
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$25,367	$(2,736)	$97,060	$57,540
Other comprehensive income (loss):
Foreign currency translation adjustment	2,482	14,297	(24,335)	23,776
Cash flow hedges:
Change in unrealized gains (losses)	878	(5,217)	1,869	(5,217)
Tax effect on effective cash flow hedges	(24)	—	109	—
Change in fair value of effective cash flow hedge	854	(5,217)	1,978	(5,217)
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	481	27	890	111
Change in fair value of available for sale securities	481	27	890	111
Other comprehensive income (loss)	3,817	9,107	(21,467)	18,670
Comprehensive income	$29,184	$6,371	$75,593	$76,210

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2018	2017 (as Adjusted) (1)
Operating activities:
Net income	$97,060	$57,540
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	20,269	38,862
Depreciation	18,753	15,369
Amortization and impairment of intellectual property	12,272	17,286
Impairment of in-process research and development	—	11,257
Stock-based compensation	54,941	83,083
Amortization of discount on Convertible Notes	91	13,915
Gain on conversions of Convertible Notes	—	(4,141)
Amortization of debt issuance costs	32	482
Other, net	(1,737)	1,194
Changes in assets and liabilities, net of impact of adoption of Topic 606:
Accounts receivable	(233,236)	(209,198)
Inventory	(25,925)	(18,721)
Software development costs and licenses	(133,008)	(146,009)
Prepaid expenses and other assets	(6,681)	(45,089)
Deferred revenue	12,601	65,671
Deferred cost of goods sold	6,867	4,379
Accounts payable, accrued expenses and other liabilities	(28,334)	246,472
Net cash (used in) provided by operating activities	(206,035)	132,352
Investing activities:
Change in bank time deposits	33,604	(40,000)
Proceeds from available-for-sale securities	114,266	111,480
Purchases of available-for-sale securities	(95,888)	(134,273)
Purchases of fixed assets	(29,144)	(32,717)
Asset acquisition	—	(25,965)
Business acquisition	(3,149)	—
Net cash provided by (used in) investing activities	19,689	(121,475)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(63,967)	(86,125)
Repurchase of common stock	(153,500)	—
Net cash used in financing activities	(217,467)	(86,125)
Effects of foreign currency exchange rates on cash and cash equivalents	(9,464)	12,761
Net change in cash, cash equivalents, and restricted cash	(413,277)	(62,487)
Cash, cash equivalents, and restricted cash, beginning of year	1,246,371	1,281,214
Cash, cash equivalents, and restricted cash, end of period	$833,094	$1,218,727
(1)    Prior period amounts have been adjusted retrospectively to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Refer to Note 1 for further discussion.

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in our opinion, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15: Intangibles - Goodwill and Other - Internal-Use Software - (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning December 15, 2019 (April 1, 2020 for the Company), with early adoption permitted. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs after the date of adoption. We early adopted this update effective July 1, 2018 as the standard aligns with how we are currently accounting for implementation costs incurred in a cloud computing arrangement. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
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
We adopted the new standard during the first quarter of fiscal 2019 and applied the standard retrospectively for all periods presented. The application of this new standard resulted in a decrease of net cash from operating activities of $66,651 and an increase of net cash from operating activities of $131,283 on our Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, respectively. In our Annual Report on Form 10-K for the year ending March 31, 2018, the impact would have been an increase in net cash from operating activities of $99,580 and $76,649 for the fiscal years ended March 31, 2018 and 2017, respectively.

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

We early adopted this update effective April 1, 2018 to simplify the accounting for non-employee stock-based awards so that it is better aligned with the current guidance for employee stock-based awards. The application of this new standard did not have a significant impact to our Condensed Consolidated Financial Statements for the three and six months ended September 30, 2018, as our last re-measurement date for non-employee awards was March 31, 2018. The adoption of this ASU results in a change to our accounting policy for non-employee stock-based awards.
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
Impact of Adopting New Revenue Accounting Standard
We elected to apply the New Revenue Accounting Standard only to contracts not completed as of the adoption date. For contracts that were modified before the date of adoption, we elected to reflect the aggregate effect of all modifications when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the New Revenue Accounting Standard as an adjustment to the opening balance of retained earnings, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings was $470,273, net of tax.
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

•
Under the New Revenue Accounting Standard, we are able to recognize revenue to the extent it is probable that a significant reversal will not occur even if we do not have a right to invoice as of the reporting date. Contract assets are classified within Prepaid expenses and other on the Condensed Consolidated Balance Sheet.

•
The classification of allowances for estimated price protection, reserves for returns and other allowances as refund liabilities. Such allowances were previously recorded as contra-Accounts receivable and now are classified within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

As a result of adopting the New Revenue Accounting Standard the following adjustments were made to our Consolidated Balance Sheet at April 1, 2018, which also reflect the changes related to income tax accounts included in Prepaid expenses and other, Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities:

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

Recently Issued Accounting Pronouncements
Accounting for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2019 (April 1, 2020 for the Company), with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.
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

We recognize revenue in the amount that reflects the consideration we expect to receive in exchange for the sales of software products and game related services when control of the promised products and services is transferred to our customers and our performance obligations under the contract have been satisfied. Revenue is recorded net of transaction taxes assessed by governmental authorities such as sales, value-added and other similar taxes.
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

In certain countries, we use third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to future updates. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee when we transfer control of the upfront license of intellectual property (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

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
Principal Agent Considerations
We offer certain software products via third party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, Apple's App Store, and the Google Play Store. For sales of our software products via third party digital storefronts, we determine whether or not we are acting as the principal in the sale to the end user, which we consider in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that we use in evaluating these sales transactions include, but are not limited to, the following:

•	the underlying contract terms and conditions between the various parties to the transaction;

•	which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•	which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, and Valve's Steam, we have determined we are not the principal in the sales transaction to the end user and therefore we report revenue based on the consideration received from the digital storefront. For sales arrangements via Apple's App Store and the Google Play Store, we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees are reported within Cost of goods sold.

Shipping and Handling
Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
Estimated Service Period
For performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between 9 and 15 months depending on the software product.
Revenue Arrangements with Multiple Performance Obligations
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment as we typically do not have observable standalone selling prices for our game related service performance obligations. For software products in which the software license has offline functionality and benefits from meaningful game related services, which may include online functionality that is dependent on our online support services and/or additional free content updates, we believe we have separate performance obligations for the license of the intellectual property and the game related services. Significant judgment and estimates are also required to determine the standalone selling price for each distinct performance obligation and whether a discount needs to be allocated based on the relative standalone selling price of our products and services.
To estimate the standalone selling price for each performance obligation, we consider, to the extent available, a variety of data points such as past selling prices of the product or other similar products, competitor pricing, and our market data. If observable pricing is not available, we use an expected cost plus margin approach taking into account relevant costs including product development, post-release support, marketing and licensing costs. This evaluation is performed on a product by product basis.
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
At contract inception and at each subsequent reporting period, we make estimates of future price protection and product returns related to current period software product revenue. We estimate the amount of future price protection and returns for software products based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions, and changes in demand and acceptance of our products by consumers.
Revenue is recognized after deducting the estimated price protection and allowances for returns, which are accounted for as variable consideration. Price protection and allowances for returns are considered refund liabilities and are reported within Accrued expenses and other current liabilities on our Consolidated Balance Sheet.

Sales Incentives
We enter into various sales incentive arrangements with our customers, such as rebates, discounts, and cooperative marketing. These incentives are considered adjustments to the transaction price of our software products and are reflected as reductions to revenue. Sales incentives incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular ad, are included in Selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established. Otherwise, such sales incentives are reflected as a reduction to revenue and are considered refund liabilities, which are reported within Accrued expenses and other current liabilities in our Consolidated Balance Sheet.

Significant Estimates
Significant management judgment and estimates must be used in connection with many of the determinations described above, such as estimating the fair value allocation to distinct and separable performance obligations, the service period over which to defer recognition of revenue, the time it takes our physical products to sell-through to end users, and the amounts of future price protection and allowance for returns. We believe we can make reliable estimates. However, actual results may differ from initial estimates due to changes in circumstances, market conditions, and assumptions. Adjustments to estimates are recorded in the period in which they become known.
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impacts on financial statement line items

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Statement of Operations for the three months ended September 30, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	$492,667	$457,441	$35,226
Cost of goods sold	234,880	193,483	41,397
Gross profit	257,787	263,958	(6,171)
Selling and marketing	94,165	94,165	—
General and administrative	67,320	67,320	—
Research and development	60,565	60,565	—
Depreciation and amortization	9,751	9,751	—
Total operating expenses	231,801	231,801	—
Income from operations	25,986	32,157	(6,171)
Interest and other, net	4,975	4,935	40
Income before income taxes	30,961	37,092	(6,131)
Provision for (benefit from) income taxes	5,594	(29,670)	35,264
Net income	$25,367	$66,762	$(41,395)
Earnings per share:
Basic earnings per share	$0.22	$0.59	$(0.37)
Diluted earnings per share	$0.22	$0.58	$(0.36)

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Statement of Operations for the six months ended September 30, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	$880,649	$859,422	$21,227
Cost of goods sold	366,245	350,572	15,673
Gross profit	514,404	508,850	5,554
Selling and marketing	152,471	152,471	—
General and administrative	135,055	135,055	—
Research and development	111,277	111,277	—
Business reorganization	(242)	(242)	—
Depreciation and amortization	19,011	19,011	—
Total operating expenses	417,572	417,572	—
Income from operations	96,832	91,278	5,554
Interest and other, net	11,576	10,948	628
Income before income taxes	108,408	102,226	6,182
Provision for (benefit from) income taxes	11,348	(31,640)	42,988
Net income	$97,060	$133,866	$(36,806)
Earnings per share:
Basic earnings per share	$0.86	$1.18	$(0.32)
Diluted earnings per share	$0.84	$1.16	$(0.32)

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Balance Sheet as of September 30, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
ASSETS
Accounts receivable, net	$534,633	$488,622	$46,011
Software development costs and licenses	36,912	50,027	(13,115)
Deferred cost of goods sold	20,957	116,211	(95,254)
Prepaid expenses and other	162,647	98,421	64,226
Deferred cost of goods sold, net of current portion	489	10,837	(10,348)
Other assets	80,810	64,931	15,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$853,467	$837,242	$16,225
Deferred revenue	559,024	924,793	(365,769)
Non-current deferred revenue	15,407	213,397	(197,990)
Other long-term liabilities	205,554	83,459	122,095
Retained earnings	640,849	207,382	433,467
Accumulated other comprehensive loss	(37,199)	(36,572)	(627)

Our adoption of the New Revenue Accounting Standard accelerated the revenue recognition of prior period game sales into retained earnings, which may result in increased cash taxes paid on our Consolidated Statement of Cash Flows for the fiscal year ending March 31, 2019.

Disaggregation of revenue
Product revenue
Product revenue is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e. upon delivery of the software product).
Service and other revenue
Service and other revenue is primarily comprised of revenue from game related services, virtual currency transactions, and in-game purchases which are recognized over an estimated service period.
Net revenue by product revenue and service and other was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2018	2018
Net revenue recognized:
Service and other	$313,194	$622,381
Product	179,473	258,268
Total net revenue	$492,667	$880,649
Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2018	2018
Net revenue recognized:
Recurrent consumer spending	$240,599	$481,629
Full game and other	252,068	399,020
Total net revenue	$492,667	$880,649

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2018	2018
Net revenue recognized:
United States	$279,306	$500,717
International	213,361	379,932
Total net revenue	$492,667	$880,649
Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2018	2018
Net revenue recognized:
Console	$372,240	$666,970
PC and other	120,427	213,679
Total net revenue	$492,667	$880,649
Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2018	2018
Net revenue recognized:
Digital online	$358,371	$673,418
Physical retail and other	134,296	207,231
Total net revenue	$492,667	$880,649
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and September 30, 2018 were $566,141 and $574,431, respectively. For the six months ended September 30, 2018, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the six months ended September 30, 2018, $424,129 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $574,431. We expect to recognize approximately $559,024 of this balance as revenue over the next 12 months, and the remainder thereafter.
As of September 30, 2018 and April 1, 2018, our contract asset balances were $64,226 and $69,522, respectively.

3. MANAGEMENT AGREEMENT
In March 2014, we entered into an amended management services agreement, (the "2014 Management Agreement"), with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. The 2014 Management Agreement became effective April 1, 2014. The 2014 Management Agreement provided for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In November 2017, we entered into a new management agreement, (the "2017 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018 and supersedes and replaces the 2014 Management Agreement, except as otherwise contemplated by the 2017 Management Agreement. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $1,705 and $2,524 during the three months ended September 30, 2018 and 2017, respectively, and $3,410 and $3,861 during the six months ended September 30, 2018 and 2017, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses of $5,682 and $13,863 during the three months ended September 30, 2018 and 2017, respectively, and $10,199 and $19,877 during the six months ended September 30, 2018 and 2017, respectively.
In connection with the 2017 Management Agreement and 2014 Management Agreement, we have granted restricted stock units as follows:

	Six Months Ended September 30,
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 447 and 602 as of September 30, 2018 and March 31, 2018, respectively. 340 restricted stock units previously granted to ZelnickMedia vested and 33 restricted stock units were forfeited by ZelnickMedia during the six months ended September 30, 2018.
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

	September 30, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$151,696	$151,696	$—	$—	Cash and cash equivalents
Bank-time deposits	23,910	23,910	—	—	Cash and cash equivalents
Commercial paper	29,061	—	29,061	—	Cash and cash equivalents
Money market funds	368,240	368,240	—	—	Restricted cash
Corporate bonds	317,049	—	317,049	—	Short-term investments
Bank-time deposits	183,059	183,059	—	—	Short-term investments
US Treasuries	53,305	53,305	—	—	Short-term investments
Commercial paper	9,539	—	9,539	—	Short-term investments
Foreign currency forward contracts	311	—	311	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(74)	—	(74)	—	Accrued expenses and other current liabilities
Cross-currency swap	(6,817)	—	(6,817)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,131,102	$780,210	$349,069	$1,823

	March 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$516,626	$516,626	$—	$—	Cash and cash equivalents
Bank-time deposits	21	21	—	—	Cash and cash equivalents
Commercial paper	10,796	—	10,796	—	Cash and cash equivalents
Corporate bonds	308,716	—	308,716	—	Short-term investments
US Treasuries	59,725	59,725	—	—	Short-term investments
Commercial paper	25,422	—	25,422	—	Short-term investments
Mutual funds	4,880	—	4,880	—	Short-term investments
Bank-time deposits	216,663	216,663	—	—	Short-term investments
Foreign currency forward contracts	12	—	12	—	Prepaid expenses and other
Private equity	1,205	—	—	1,205	Other assets
Foreign currency forward contracts	(43)		(43)		Accrued expenses and other current liabilities
Cross-currency swap	(15,659)		(15,659)		Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,128,364	$793,035	$334,124	$1,205
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2018.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$183,059	$—	$—	$183,059
Available-for-sale securities:
Corporate bonds	317,795	36	(782)	317,049
US Treasuries	53,516	—	(211)	53,305
Commercial paper	9,539	—	—	9,539
Total Short-term investments	$563,909	$36	$(993)	$562,952

	March 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,663	$—	$—	$216,663
Available-for-sale securities:
Corporate bonds	310,387	16	(1,687)	308,716
US Treasuries	59,970	—	(245)	59,725
Commercial paper	25,422	—	—	25,422
Mutual funds	4,876	16	(12)	4,880
Total Short-term investments	$617,318	$32	$(1,944)	$615,406
Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2018 or March 31, 2018. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at September 30, 2018:

	September 30, 2018
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$488,070	$487,300
Due in 1 - 2 years	75,839	75,652
Total short-term investments	$563,909	$562,952
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

Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2018	March 31, 2018
Forward contracts to sell foreign currencies	$345,710	$67,580
Forward contracts to purchase foreign currencies	10,329	4,359
For the three months ended September 30, 2018 and 2017, we recorded a loss of $247 and $6,102, respectively, and for the six months ended September 30, 2018 and 2017, we recorded a gain of $2,157 and a loss of $14,705, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of September 30, 2018, the notional amount of the cross-currency swap is $129,000. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	September 30, 2018	March 31, 2018
Finished products	$33,022	$13,940
Parts and supplies	7,519	1,222
Inventory	$40,541	$15,162
Estimated product returns included in inventory at September 30, 2018 and March 31, 2018 were $259 and $373, respectively.
8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2018		March 31, 2018
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$27,123	$631,357	$19,338	$515,761
Software development costs, externally developed	2,416	162,178	4,275	122,270
Licenses	7,373	585	9,671	1,338
Software development costs and licenses	$36,912	$794,120	$33,284	$639,369

During the three months ended September 30, 2018 and 2017, we recorded $0 and $276, respectively, and during the six months ended September 30, 2018 and 2017, we recorded $0 and $960, respectively, of software development impairment charges (a component of Cost of goods sold).
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	March 31, 2018

Software development royalties	$525,979	$600,512
Business reorganization (see Notes 13 and 14)	66,533	72,074
Licenses	64,044	43,261
Compensation and benefits	49,947	57,499
Refund liability	46,012	—
Marketing and promotions	21,475	19,731
Deferred acquisition payments	—	25,000
Other	79,477	96,671
Accrued expenses and other current liabilities	$853,467	$914,748
10. DEBT
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.25% at September 30, 2018) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.24% at September 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at September 30, 2018 and March 31, 2018.
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
Information related to availability on our Credit Agreement was as follows:

	September 30, 2018	March 31, 2018
Available borrowings	$98,335	$98,335
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $111 and $111, respectively for the three months ended September 30, 2018 and 2017 and $221 and $221 for the six months ended September 30, 2018 and 2017, respectively. The Credit Agreement contains covenants that substantially limit our, and our subsidiaries', ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.

1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes was payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes matured on July 1, 2018, unless earlier repurchased by the Company or converted. We also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, we closed our public offering of $37,500 principal amount of our 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.
The 1.00% Convertible Notes were convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361 underlying conversion shares) subject to adjustment in certain circumstances.
During the three months ended September 30, 2018, 1.00% Convertible Notes with an aggregate principal amount of $5,183 were settled.
The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cash interest expense (coupon interest expense)	$—	$130	$1	$579
Non-cash amortization of discount on 1.00% Convertible Notes	—	8,678	91	13,915
Amortization of debt issuance costs	—	263	3	423
Total interest expense related to 1.00% Convertible Notes	$—	$9,071	$95	$14,917

11. EARNINGS (LOSS) PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Computation of Basic earnings (loss) per share:
Net income (loss)	$25,367	$(2,736)	$97,060	$57,540
Less: net income allocated to participating securities	—	—	—	(487)
Net income (loss) for basic earnings per share calculation	$25,367	$(2,736)	$97,060	$57,053

Total weighted average shares outstanding—basic	113,735	109,430	113,339	107,232
Less: weighted average participating shares outstanding	—	—	—	(908)
Weighted average common shares outstanding—basic	113,735	109,430	113,339	106,324

Basic earnings (loss) per share	$0.22	$(0.03)	$0.86	$0.54

Computation of Diluted earnings (loss) per share:
Net income (loss)	$25,367	$(2,736)	$97,060	$57,540
Less: net income allocated to participating securities	—	—	—	(478)
Net income (loss) for diluted earnings per share calculation	$25,367	$(2,736)	$97,060	$57,062

Weighted average common shares outstanding—basic	113,735	109,430	113,339	106,324
Add: dilutive effect of common stock equivalents	2,360	—	2,462	3,032
Weighted average common shares outstanding—diluted	116,095	109,430	115,801	109,356
Less: weighted average participating shares outstanding	—	—	—	(908)
Weighted average common shares outstanding- diluted	116,095	109,430	115,801	$108,448

Diluted earnings (loss) per share	$0.22	$(0.03)	$0.84	$0.53
Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of September 30, 2018, we have no material participating securities.
The calculation of EPS for common stock under the two-class method shown above excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We incurred a net loss for the three months ended September 30, 2017; therefore, the basic and diluted weighted average shares for that period exclude the effect of the unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive. For the three months ended September 30, 2017 we had 2,145 of unvested share-based awards that were excluded from the EPS calculation due to the net loss for the period.
We define common stock equivalents as stock-based awards and common stock related to the 1.00% Convertible Notes (see Note 10) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which were assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the 1.00% Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.
During the six months ended September 30, 2018, 1,628 restricted stock awards vested, we granted 1,047 unvested restricted stock awards, and 46 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive (loss) income before reclassifications	(24,335)	—	9,054	890	(14,391)
Amounts reclassified from accumulated other comprehensive loss	—	—	(7,076)	—	(7,076)
Balance at September 30, 2018	$(28,622)	$600	$(8,213)	$(964)	$(37,199)

	Six Months Ended September 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income before reclassifications	23,776	—	(5,781)	111	18,106
Amounts reclassified from accumulated other comprehensive loss	—	—	564	—	564
Balance at September 30, 2017	$(23,890)	$600	$(5,217)	$35	$(28,472)

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
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed. His remaining claims include breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
We have accrued what we believe to be an adequate amount for this matter, which amounts are classified as Business reorganization within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets (see Note 9). We do not believe that the ultimate outcome of such litigation, even if in excess of our current accrual, will have a material adverse effect on our business, financial condition or results of operations.
14. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recognized a credit to business reorganization expense of $242 during the six months ended September 30, 2018 due to a true-up of estimates for employee separation costs. Through September 30, 2018, we paid $5,299 related to these reorganization activities. As of September 30, 2018, $598 remained accrued for in Accrued expenses and other current liabilities and $4,708 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
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
The provision for income taxes for the three months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $5,594 for the three months ended September 30, 2018 as compared to a benefit from income taxes of $11,552 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 18.1% for the three months ended September 30, 2018 was primarily due to a tax benefit of $5,075 as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $2,230 as a result of tax credits anticipated to be utilized, and a net tax benefit of $1,375 for excess tax benefits from employee stock compensation, partially offset by tax provision of $6,143 due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $1,000.
The provision for income taxes for the six months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $11,348 for the six months ended September 30, 2018 as compared to a benefit from income taxes of $24,417 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 10.5% for the six months ended September 30, 2018 was primarily due to a tax benefit of $10,575 as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $8,848 as a result of tax credits anticipated to be utilized, and a net tax benefit of $6,918 for excess tax benefits from employee stock compensation, partially offset by tax provision of $10,638 due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $3,391.
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
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales tax on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We are monitoring this case and any impact the final opinion could have on our financial statements.
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
During the six months ended September 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153,515, including commissions of $16, as part of the program. We have repurchased a total of 8,281 shares of our common stock under the program, and, as of September 30, 2018, 5,937 shares of our common stock remain available for repurchase under the share repurchase program.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 285 million units. The latest installment, Grand Theft Auto V, has sold in over 100 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
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
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 37 million registered users. On August 2, 2018, 2K and Tencent commercially launched NBA 2K Online 2 in China. The title is based on the console edition of NBA 2K and includes an array of new features.
In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League, a new, professional competitive gaming league. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by several NBA franchises. The NBA 2K League follows a professional sports league format; the inaugural season included head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August 2018. The NBA 2K League has announced that four additional teams (owned by the NBA's Atlanta Hawks, Brooklyn Nets, Los Angeles Lakers, and Minnesota Timberwolves) will join next season, bringing the NBA 2K League's total to 21 teams.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 41.8% of our net revenue for the six months ended September 30, 2018. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 75.4% and 71.7% of net revenue during the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and March 31, 2018, our five largest customers comprised 62.8% and 65.4% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 48.1% and 53.2% of such balance at September 30, 2018 and March 31, 2018, respectively. We had two customers who accounted for 31.1% and 17.0%, respectively, of our gross accounts receivable as of September 30, 2018 and two customers who accounted for 37.7% and 15.5%, respectively, of our gross accounts receivable as of March 31, 2018. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 75.7% of our net revenue by product platform for the six months ended September 30, 2018. The success of our business is dependent upon the consumer acceptance and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 76.5% of our net revenue by distribution channel for the six months ended September 30, 2018. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the six months ended September 30, 2018:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V Premium Online Edition	Rockstar Games	Internal	PS4, Xbox One, PC	April 20, 2018
NBA 2K Online 2	2K	External	Tencent (China only)	August 2, 2018
The Golf Club 2019 Featuring PGA TOUR (Digital)	2K	External	PS4, Xbox One, PC	August 27, 2018
NBA 2K19 20th Anniversary Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 7, 2018
NBA 2K19 Standard Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 11, 2018
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
WWE 2K19 Woooo! Deluxe Edition	2K	Internal/External	PS4, Xbox One, PC	October 5, 2018 (released)
WWE 2K19	2K	Internal/External	PS4, Xbox One, PC	October 9, 2018 (released)
NBA 2K Playgrounds 2	2K	External	PS4, Xbox One, Nintendo Switch, PC	October 16, 2018 (released)
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	October 26, 2018 (released)
Carnival Games	2K	Internal	PS4, Xbox One, Nintendo Switch	November 6, 2018 (released)
The Golf Club 2019 Featuring PGA TOUR (Physical)	2K	External	PS4, Xbox One, PC	November 13, 2018 (North America) November 16, 2018 (International)
Sid Meier's Civilization VI	2K	External	Nintendo Switch	November 16, 2018

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
During the six months ended September 30, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated revenue recognition accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2018	2017	Increase/ (decrease)	% Increase/ (decrease)	2018	2017	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$583,421	$576,989	$6,432	1.1%	$871,746	$925,294	$(53,548)	(5.8)%
For the three months ended September 30, 2018, Net Bookings increased by $6.4 million as compared to the prior year period primarily due to our NBA 2K franchise, partially offset by a decrease from Grand Theft Auto V. For the six months ended September 30, 2018, Net Bookings decreased by $53.5 million as compared to the prior year period primarily due to Grand Theft Auto V and Grand Theft Auto Online, partially offset by an increase from our NBA 2K franchise.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
(thousands of dollars)	2018		2017		2018		2017
Net revenue	$492,667	100.0%	$443,562	100.0%	$880,649	100.0%	$861,778	100.0%
Cost of goods sold	234,880	47.7%	246,548	55.6%	366,245	41.6%	441,117	51.2%
Gross profit	257,787	52.3%	197,014	44.4%	514,404	58.4%	420,661	48.8%
Selling and marketing	94,165	19.1%	76,914	17.3%	152,471	17.3%	129,128	15.0%
General and administrative	67,320	13.7%	60,824	13.7%	135,055	15.3%	121,427	14.1%
Research and development	60,565	12.3%	49,999	11.3%	111,277	12.6%	92,268	10.7%
Depreciation and amortization	9,751	2.0%	18,883	4.3%	19,011	2.2%	26,626	3.1%
Business reorganization	—	—%	1,713	0.4%	(242)	—%	12,312	1.4%
Total operating expenses	231,801	47.1%	208,333	47.0%	417,572	47.4%	381,761	44.3%
Income (loss) from operations	25,986	5.3%	(11,319)	(2.6)%	96,832	11.0%	38,900	4.5%
Interest and other, net	4,975	1.0%	(2,969)	(0.7)%	11,576	1.3%	(5,777)	(0.7)%
Income (loss) before income taxes	30,961	6.3%	(14,288)	(3.2)%	108,408	12.3%	33,123	3.8%
Provision for (benefit from) income taxes	5,594	1.1%	(11,552)	(2.6)%	11,348	1.3%	(24,417)	(2.8)%
Net income (loss)	$25,367	5.1%	$(2,736)	(0.6)%	$97,060	11.0%	$57,540	6.7%

	Three Months Ended September 30,				Six Months Ended September 30,
	2018		2017		2018		2017
Net revenue by geographic region:
United States	$279,306	56.7%	$276,005	62.2%	$500,717	56.9%	$534,265	62.0%
International	213,361	43.3%	167,557	37.8%	379,932	43.1%	327,513	38.0%
Net revenue by platform:
Console	$372,240	75.6%	$360,465	81.3%	$666,970	75.7%	$705,382	81.9%
PC and other	120,427	24.4%	83,097	18.7%	213,679	24.3%	156,396	18.1%
Net revenue by distribution channel:
Digital online	$358,371	72.7%	$302,886	68.3%	$673,418	76.5%	$571,122	66.3%
Physical retail and other	134,296	27.3%	140,676	31.7%	207,231	23.5%	290,656	33.7%
Net revenue by content:
Full game and other	$252,068	51.2%	$229,197	51.7%	$399,020	45.3%	$475,265	55.1%
Recurrent consumer spending	240,599	48.8%	214,365	48.3%	481,629	54.7%	386,513	44.9%
Three Months Ended September 30, 2018 Compared to September 30, 2017

(thousands of dollars)	2018	%	2017	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$492,667	100.0%	$443,562	100.0%	$49,105	11.1%
Internal royalties	82,113	16.7%	104,049	23.5%	(21,936)	(21.1)%
Software development costs and royalties(1)	42,648	8.7%	66,782	15.1%	(24,134)	(36.1)%
Product costs	55,885	11.3%	42,563	9.6%	13,322	31.3%
Licenses	54,234	11.0%	33,154	7.5%	21,080	63.6%
Cost of goods sold	234,880	47.7%	246,548	55.6%	(11,668)	(4.7)%
Gross profit	$257,787	52.3%	$197,014	44.4%	$60,773	30.8%
_______________________________________________________________________________

(1)	Includes $7,688 and $28,065 of stock-based compensation expense in 2018 and 2017, respectively, in software development costs and royalties.
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
For the three months ended September 30, 2018, net revenue increased by $49.1 million as compared to the prior year period. This increase included a $35.2 million increase in net revenue as a result of the adoption of Topic 606. This increase was also due to (i) an aggregate increase of $16.6 million from Grand Theft Auto V and Grand Theft Auto Online and (ii) an increase of $2.4 million from our NBA 2K franchise, partially offset by a $9.0 million decrease from XCOM 2 and a $2.7 million decrease from Mafia III.
Net revenue from console games increased by $11.8 million and accounted for 75.6% of our total net revenue for the three months ended September 30, 2018, as compared to 81.3% for the prior year period. The increase in net revenue from console games included a $2.3 million increase in net revenue as a result of the adoption of Topic 606. This increase is also due to higher net revenue from Grand Theft Auto Online, LA Noire, and our NBA 2K franchise. These increases were partially offset by lower net revenue from Grand Theft Auto V, Mafia III, and our WWE 2K franchise. Net revenue from PC and other increased by $37.3 million and accounted for 24.4% of our total net revenue for the three months ended September 30, 2018, as compared to 18.7% for the prior year period. The increase in net revenue from PC and other was due to a $32.9 million increase in net revenue as a result of the adoption of Topic 606. The remaining net increase in net revenue from PC and other as compared to the prior year period was due to higher net revenue from Grand Theft Auto Online, our WWE 2K franchise, our Civilization franchise, and Monster Legends. These increases were partially offset by a decrease in net revenue from XCOM 2.
Net revenue from digital online channels increased by $55.5 million and accounted for 72.7% of our total net revenue for the three months ended September 30, 2018, as compared to 68.3% for the prior year period. The increase in net revenue from digital online channels included a $22.1 million increase in net revenue as a result of the adoption of Topic 606. The increase was also due to higher net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, our WWE 2K franchise, our Civilization franchise, Monster Legends, and Dragon City. These increases were partially offset by a decrease in net revenue from XCOM 2. Net revenue from physical retail and other channels decreased by $6.4 million and accounted for 27.3% of our total net revenue for the three months ended September 30, 2018, as compared to 31.7% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was partially offset by a $13.1 million increase as a result of the adoption of Topic 606. The remaining decrease was due to lower net revenue from Grand Theft Auto V, our NBA 2K franchise, Mafia III, Dragon City, and our WWE 2K franchise, partially offset by higher other net revenue from Grand Theft Auto Online.
Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $26.2 million and accounted for 48.8% of net revenue for the three months ended September 30, 2018, as compared to 48.3% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending included a $1.9 million increase in net revenue as a result of the adoption of Topic 606. The increase is also due to higher net revenue from Grand Theft Auto Online, our NBA 2K franchise, our Civilization franchise, and our WWE 2K franchise. These increases were partially offset by a decrease in net revenue from XCOM 2 and Mafia III. Net revenue from full game and other increased by $22.9 million and accounted for 51.2% of net revenue for the three months ended September 30, 2018 as compared to 51.7% of net revenue for the prior year period. The increase in net revenue from full game and other was due to a $33.3 million increase as a result of the adoption of Topic 606. The overall increase was partially offset by lower net revenue from our NBA 2K franchise, XCOM 2, Dragon City, and our Civilization franchise.
Gross profit as a percentage of net revenue for the three months ended September 30, 2018 was 52.3% as compared to 44.4% for the prior year period. The increase was due primarily to a 5.4% increase in gross profit percentage as a result of the adoption of Topic 606. This increase was also due to lower internal royalties as a percentage of net revenue due to the timing of when royalties are earned and lower capitalized software cost amortization as a percentage of net revenue due to the timing of releases.
Net revenue earned outside of the United States increased by $45.8 million, and accounted for 43.3% of our total net revenue for the three months ended September 30, 2018, as compared to 37.8% in the prior year period. The increase in net revenue outside of the United States was primarily due to a $36.2 million increase as a result of the adoption of Topic 606. The increase is also due to higher net revenue from Grand Theft Auto Online, our NBA 2K franchise, our Civilization franchise, and Monster Legends, partially offset by a decrease in net revenue from XCOM 2 and Grand Theft Auto V. Changes in foreign currency exchange rates decreased net revenue by $1.2 million and decreased gross profit by $1.0 million for the three months ended September 30, 2018 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$94,165	19.1%	$76,914	17.3%	$17,251	22.4%
General and administrative	67,320	13.7%	60,824	13.7%	6,496	10.7%
Research and development	60,565	12.3%	49,999	11.3%	10,566	21.1%
Depreciation and amortization	9,751	2.0%	18,883	4.3%	(9,132)	(48.4)%
Business reorganization	—	—%	1,713	0.4%	(1,713)	(100.0)%
Total operating expenses(1)	$231,801	47.1%	$208,333	47.0%	$23,468	11.3%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
General and administrative	$12,926	$19,458
Selling and marketing	4,874	3,187
Research and development	4,854	8,301
Changes in foreign currency exchange rates decreased total operating expenses by $0.8 million for the three months ended September 30, 2018, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $17.3 million for the three months ended September 30, 2018, as compared to the prior year period, due primarily to higher advertising expenses for our NBA 2K franchise, Grand Theft Auto Online, and

Red Dead Redemption 2. The increase was also due to higher personnel expenses due to increased headcount, partially offset by lower advertising expenses for our WWE 2K franchise. The increase was also offset by a reduction of expense due to amortization of intangible assets in the prior period related to our acquisition of Social Point with no corresponding expense in the current period.
General and administrative
General and administrative expenses increased by $6.5 million for the three months ended September 30, 2018, as compared to the prior year period, due to (i) a reduction of expense in the prior period related to a true-up of the fair value of contingent consideration from our acquisition of Social Point, (ii) increases in personnel expenses for additional headcount, (iii) an increase in IT related expenses for cloud-based services, and (iv) increases in rent expense. These increases were partially offset by a decrease in stock compensation expense related primarily to our management agreement with ZelnickMedia as a result of our early adoption of ASU 2018-07 as of April 1, 2018.
General and administrative expenses for the three months ended September 30, 2018 and 2017 included occupancy expense (primarily rent, utilities and office expenses) of $5.4 million and $4.4 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $10.6 million for the three months ended September 30, 2018, as compared to the prior year period, primarily due to an increase in production and development expenses for titles for which technological feasibility has not been established.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $9.1 million for the three months ended September 30, 2018 as compared to the prior year period due to the recognition of an $11.3 million impairment charge in September 2017, as a result of our decision not to proceed with further development of a certain in-process research and development intangible asset ("IPR&D") from our acquisition of Social Point. The decrease was partially offset by an increase in depreciation expense due primarily to the move to our new corporate headquarters in December 2017.
Business reorganization
During the three months ended September 30, 2018, business reorganization expense decreased $1.7 million as a result of a strategic reorganization at one of our labels in the prior year period, with no corresponding costs in the current year period.
Interest and other, net
Interest and other, net was income of $5.0 million for the three months ended September 30, 2018, as compared to expense of $3.0 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments and the rise in interest rates on those investments and lower expense related to our 1.00% Convertible Notes, which matured on July 1, 2018.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $5.6 million for the three months ended September 30, 2018 as compared to a benefit from income taxes of $11.6 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 18.1% for the three months ended September 30, 2018 was primarily due to a tax benefit of $5.1 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $2.2 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $1.4 million for excess tax benefits from employee stock compensation, offset by a tax provision of $6.1 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $1.0 million.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of 80.9% was primarily due to a net tax benefit of $8.0 million for excess tax benefits from employee stock compensation, $2.5 million tax benefit related to the reduction in contingent consideration liability associated with the Social Point acquisition, offset by a $5.0 million decrease in projected benefit related to tax credits.

The change in the effective tax rate, when compared to the prior year period's effective tax rate, is primarily due to the impact of the Act's rate change on our projected annual effective tax rate, increased tax benefits from tax credits and changes in valuation allowance for temporary differences and tax credits anticipated to be utilized offset by decreased benefits from net tax benefits due to stock compensation and geographic mix of earnings. In addition, to a lesser extent, there was an increase in tax provision due to the Act with no corresponding items in the prior year period as the Act was enacted in December 2017.
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
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect sales tax on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We are monitoring this case and any impact the final opinion could have on our financial statements.
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
Net income (loss) and earnings (loss) per share
For the three months ended September 30, 2018, net income was $25.4 million, as compared to net loss of $2.7 million in the prior year period. Basic and diluted earnings per share for the three months ended September 30, 2018, was $0.22, as compared to basic and diluted loss per share of $(0.03) in the prior year period. Basic weighted average shares of 113.7 million were 4.3 million shares higher as compared to the prior year period, due primarily to the settlement of our 1.00% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Six Months Ended September 30, 2018 Compared to September 30, 2017

(thousands of dollars)	2018	%	2017	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$880,649	100.0%	$861,778	100.0%	$18,871	2.2%
Internal royalties	135,280	15.4%	181,753	21.1%	(46,473)	(25.6)%
Product costs	94,026	10.7%	86,632	10.1%	7,394	8.5%
Software development costs and royalties(1)	72,436	8.2%	110,411	12.8%	(37,975)	(34.4)%
Licenses	64,503	7.3%	62,321	7.2%	2,182	3.5%
Cost of goods sold	366,245	41.6%	441,117	51.2%	(74,872)	(17.0)%
Gross profit	$514,404	58.4%	$420,661	48.8%	93,743	22.3%

(1)	Includes $11,658 and $31,546 of stock-based compensation expense in 2018 and 2017, respectively, in software development costs and royalties.
For the six months ended September 30, 2018, net revenue increased by $18.9 million as compared to the prior year period. This increase included a $21.2 million increase in net revenue as a result of the adoption of Topic 606. This increase was also due to (i) an increase of $25.3 million from our NBA 2K franchise and (ii) an increase of $22.7 million from Grand Theft Auto Online.

These increases were offset by (i) a decrease of $34.2 million in net revenue from Grand Theft Auto V, (ii) a decrease of $8.5 million in net revenue from Mafia III, and (iii) a decrease of $7.0 million in net revenue from XCOM 2.
Net revenue from console games decreased by $38.4 million and accounted for 75.7% of our total net revenue for the six months ended September 30, 2018, as compared to 81.9% for the prior year period. The decrease in net revenue from console games included a $32.2 million decrease in net revenue as the result of the adoption of Topic 606. This decrease was also due to lower net revenue from Grand Theft Auto V, Mafia III, our WWE 2K franchise, and Battleborn. These decreases were partially offset by higher net revenue from our NBA 2K franchise and Grand Theft Auto Online. Net revenue from PC and other increased by $57.3 million and accounted for 24.3% of our total net revenue for the six months ended September 30, 2018, as compared to 18.1% for the prior year period. The increase in net revenue from PC and other included a $53.5 million increase in net revenue as a result of the adoption of Topic 606. The increase is also due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, our WWE 2K franchise, and Monster Legends. These increases were partially offset by a decrease in net revenue from XCOM 2 and Grand Theft Auto V.
Net revenue from digital online channels increased by $102.3 million and accounted for 76.5% of our total net revenue for the six months ended September 30, 2018, as compared to 66.3% for the prior year period. The increase in net revenue from digital online channels included a $55.2 million increase in net revenue as a result of the adoption of Topic 606. This increase was also due to higher net revenue from our NBA 2K franchise, Grand Theft Auto Online, Monster Legends, and Dragon City. These increases were partially offset by a decrease in net revenue from XCOM 2, Mafia III, and Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $83.4 million and accounted for 23.5% of our total net revenues for the six months ended September 30, 2018, as compared to 33.7% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels included a $33.9 million decrease in net revenue as the result of the adoption of Topic 606. This decrease was also due to a decrease in net revenue from Grand Theft Auto V, our NBA 2K franchise, Mafia III, our WWE 2K franchise, and Dragon City, partially offset by higher other net revenue from Grand Theft Auto Online.
Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $95.1 million and accounted for 54.7% of net revenue for the six months ended September 30, 2018, as compared to 44.9% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending included a $43.7 million increase as a result of the adoption of Topic 606. This increase was also due to higher net revenues from our NBA 2K franchise, Grand Theft Auto Online, our Civilization franchise, Monster Legends, and Dragon City. These increases were partially offset by a decrease in net revenue from Mafia III and XCOM 2. Net revenue from full game and other decreased by $76.2 million and accounted for 45.3% of net revenue for the six months ended September 30, 2018 as compared to 55.1% of net revenue for the prior year period. The decrease in net revenue from full game and other included a $22.5 million decrease in net revenue as the result of the adoption of Topic 606. The decrease was also due to lower net revenue from Grand Theft Auto V, our Civilization franchise, our WWE 2K franchise, Battleborn, and Bioshock: The Collection, partially offset by an increase in net revenue from Grand Theft Auto Online.
Gross profit as a percentage of net revenue for the six months ended September 30, 2018 was 58.4% as compared to 48.8% for the prior year period. The increase was due primarily to a 0.8% increase in gross profit percentage as a result of the adoption of Topic 606. This increase was also due to lower internal royalties as a percentage of net revenue due to the timing of when royalties are earned and lower capitalized software cost amortization as a percentage of net revenue due to the timing of releases.
Net revenue earned outside of the United States increased by $52.4 million, and accounted for 43.1% of our total net revenue for the six months ended September 30, 2018, as compared to 38.0% in the prior year period. The increase in net revenue earned outside the United States included a $43.6 million increase in net revenue as the result of the adoption of Topic 606. The increase was also due to an increase in net revenue from our NBA 2K franchise and Grand Theft Auto Online, partially offset by a decrease in net revenue from Grand Theft Auto V. Changes in foreign currency exchange rates increased net revenue by $2.3 million and increased gross profit by $0.9 million for the six months ended September 30, 2018 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$152,471	17.3%	$129,128	15.0%	$23,343	18.1%
General and administrative	135,055	15.3%	121,427	14.1%	13,628	11.2%
Research and development	111,277	12.6%	92,268	10.7%	19,009	20.6%
Depreciation and amortization	19,011	2.2%	26,626	3.1%	(7,615)	(28.6)%
Business reorganization	(242)	—%	12,312	1.4%	(12,554)	(102.0)%
Total operating expenses (1)	$417,572	47.4%	$381,761	44.3%	$35,811	9.4%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
General and administrative	$24,444	$32,578
Selling and marketing	9,648	5,772
Research and development	9,191	10,766
Business reorganization	—	2,421
Changes in foreign currency exchange rates increased total operating expenses by $2.6 million for the six months ended September 30, 2018, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $23.3 million for the six months ended September 30, 2018, as compared to the prior year period, due primarily to higher advertising expenses for our NBA 2K franchise, Red Dead Redemption 2, and Grand Theft Auto Online. The increase was also due to higher personnel expenses due to increased headcount. The increase was offset by a reduction of expense due to amortization of intangible assets in the prior period related to our acquisition of Social Point with no corresponding expense in the current period.
General and administrative
General and administrative expenses increased by $13.6 million for the six months ended September 30, 2018, as compared to the prior year period, due to (i) increases in personnel expenses for additional headcount, (ii) a reduction of expense in the prior period related to a true-up of the fair value of contingent consideration from our acquisition of Social Point, (iii) increases in IT related expenses for cloud-based services, and (iv) increases in rent expense. These increases were partially offset by a decrease in stock compensation expense related primarily to our management agreement with ZelnickMedia as a result of our early adoption of ASU 2018-07 as of April 1, 2018.
General and administrative expenses for the six months ended September 30, 2018 and 2017 included occupancy expense (primarily rent, utilities and office expenses) of $10.8 million and $8.7 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $19.0 million for the six months ended September 30, 2018, as compared to the prior year period, primarily due to an increase in production and development expenses for titles for which technological feasibility has not been established and increased personnel expenses due to increased headcount.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2018 decreased by $7.6 million, as compared to the prior year period, due primarily to the recognition of an $11.3 million impairment charge in September 2017, as a result of our decision not to proceed with further development of certain IPR&D from our acquisition of Social Point. The decrease was partially offset by an increase in depreciation expense primarily due to the move to our new corporate headquarters in December 2017.
Business reorganization
During the six months ended September 30, 2018, business reorganization expense decreased $12.6 million as a result of a strategic reorganization at one of our labels in the prior year period, with no corresponding costs in the current year period.
Interest and other, net
Interest and other, net was income of $11.6 million for the six months ended September 30, 2018, as compared to an expense of $5.8 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments and the rise in interest rates on those investments, and lower expense related to our 1.00% Convertible Notes, which matured on July 1, 2018.
Provision for Income Taxes
The provision for income taxes for the six months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred.

The provision for income taxes was $11.3 million for the six months ended September 30, 2018 as compared to a benefit from income taxes of $24.4 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 10.5% for the six months ended September 30, 2018 was primarily due to a tax benefit of $10.6 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $8.8 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $6.9 million for excess tax benefits from employee stock compensation, offset by a tax provision of $10.6 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act due to a net tax provision of $3.4 million.
In the prior year period, when compared to the statutory rate of 35%, the effective tax rate of (73.7)% was primarily due to a net tax benefit of $24.5 million for excess tax benefits from employee stock compensation, a tax benefit of $5.5 million as a result of tax credits anticipated to be utilized, a tax benefit of $5.4 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, and, to a lesser extent, the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is primarily due to the impact of the Act's rate change on our projected annual effective tax rate, reduced tax benefits from excess tax benefits due to stock compensation and geographic mix of earnings offset by increased benefits from tax credits and changes in valuation allowance for temporary differences and tax credits anticipated to be utilized. In addition, to a lesser extent, there was an increase in tax provision due to the Act with no corresponding items in the prior year period as the Act was enacted in December 2017.

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
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales tax on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We are monitoring this case and any impact the final opinion could have on our financial statements.
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
Net income and earnings per share
For the six months ended September 30, 2018, net income was $97.1 million, as compared to $57.5 million in the prior year period. For the six months ended September 30, 2018, diluted earnings per share was $0.84 as compared to diluted earnings per share of $0.53 in the prior year period. Diluted weighted average shares of 115.8 million were 7.4 million shares higher as compared to the prior year period, due primarily to the settlement of our 1.00% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate and, to a lesser extent normal stock compensation activity including grants and forfeitures. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Liquidity and Capital Resources
Our primary cash requirements have been to fund (i) the development, manufacturing, and marketing of our published products, (ii) working capital, (iii) acquisitions, and (iv) capital expenditures. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our Credit Agreement to satisfy our working capital needs.
Short-term Investments
As of September 30, 2018, we had $563.0 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.25% at September 30, 2018), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.24% at September 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of September 30, 2018, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At September 30, 2018, we had no outstanding borrowings under the Credit Agreement.
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
During the three months ended September 30, 2018, 1.00% Convertible Notes with an aggregate principal amount of $5.2 million were settled.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 75.4% and 71.7% of net revenue during the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and March 31, 2018, five customers accounted for 62.8% and 65.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 48.1% and 53.2% of such balances at September 30, 2018 and March 31, 2018, respectively. We had two customers who accounted for 31.1% and 17.0% of our gross accounts receivable as of September 30, 2018, respectively, and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of September 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $264.5 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
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
During the six months ended September 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153.5 million as part of the program. We have repurchased a total of 8,281 shares of our common stock under the program, and as of September 30, 2018, 5,937 shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2018	2017
Net cash (used in) provided by operating activities	$(206,035)	$132,352
Net cash provided by (used in) investing activities	19,689	(121,475)
Net cash used in financing activities	(217,467)	(86,125)
Effects of foreign currency exchange rates on cash and cash equivalents	(9,464)	12,761
Net change in cash, cash equivalents, and restricted cash	$(413,277)	$(62,487)
At September 30, 2018, we had $833.1 million of cash and cash equivalents and restricted cash, compared to $1,246.4 million at March 31, 2018. The decrease was due to (a) cash used in financing, which was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards, and (b) net cash used in operating activities, which was due primarily to investments in software development and licenses. Net cash provided by investing activities was primarily related to bank time deposits and net proceeds from available-for-sale securities, offset by purchases of fixed assets.
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
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed. His remaining claims include breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
Off-Balance Sheet Arrangements
As of September 30, 2018 and March 31, 2018, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2018 and 2017, 43.3% and 37.8%, respectively, and for the six months ended September 30, 2018 and 2017, 43.1% and 38.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2018, we had $563.0 million of short-term investments, which included $379.9 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $462.3 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2018.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.25% at September 30, 2018), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.24% at September 30, 2018), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At September 30, 2018, there were no outstanding borrowings under our Credit Agreement, and our 1.00% Convertible Notes matured on July 1, 2018. For additional details on our Convertible Notes, see Note 10 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended September 30, 2018 and 2017, our foreign currency translation adjustment was a gain of $2.5 million and $14.3 million, respectively, and for the six months ended September 30, 2018 and 2017, we recognized a foreign currency translation adjustment loss of $24.3 million and a gain of $23.8 million. For the three months ended September 30, 2018 and 2017, we recognized a foreign currency exchange transaction loss of $0.9 million and $0.6 million respectively, and for the six months ended September 30, 2018 and 2017, we recognized a foreign currency exchange transaction gain of $0.6 million and a loss of $1.7 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2018, we had $345.7 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $10.3 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2018, we had $67.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $4.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2018 and 2017, we recorded a loss of $0.2 million and a loss of $6.1 million, respectively, and for the six months ended September 30, 2018 and 2017, we recorded a gain of $2.2 million and a loss of $14.7 million, respectively. As of September 30, 2018, the fair value of these outstanding forward contracts was a gain of 0.2 million and was included in Prepaid expenses and other, and, as of March 31, 2018, the fair value of outstanding forward contracts was a loss of $0.0 million and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended September 30, 2018, 43.3% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.3%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.3%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a result of amended pleadings, motion practice and appeals to date, twelve of Mr. Benzies’ claims have been dismissed. His remaining claims include breach of various contracts, constructive discharge, breach of implied duty of good faith and fair dealing, and tortious interference with contract. Our federal court action has been stayed pending the conclusion of the state court action. We believe that we have meritorious defenses to the remaining claims, and we intend to vigorously defend against them and to pursue our counterclaims.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the six months ended September 30, 2018, we repurchased 1,597 shares of our common stock in the open market for $153.5 million, including immaterial commissions, as part of the program. As of September 30, 2018, we have repurchased a total of 8,281 shares of our common stock under this program and 5,937 shares of common stock remain available for repurchase under our share repurchase program. We did not repurchase any shares of our common stock under this program during the three months ended September 30, 2018. The table below details that no share repurchases were made by us during the three months ended September 30, 2018:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2018	—	$—	—	5,937
August 1-31, 2018	—	$—	—	5,937
September 1-30, 2018	—	$—	—	5,937
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
10.1	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 7, 2018	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)