Form 10-Q
period 2018-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2019-02-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

As of January 25, 2019, there were 113,161,938 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,054,911	$808,973
Short-term investments	545,734	615,406
Restricted cash	240,584	437,398
Accounts receivable, net of allowances of $1,003 and $54,290 at December 31, 2018 and March 31, 2018, respectively	823,482	247,649
Inventory	39,786	15,162
Software development costs and licenses	33,542	33,284
Deferred cost of goods sold	57,280	117,851
Prepaid expenses and other	179,454	133,454
Total current assets	2,974,773	2,409,177
Fixed assets, net	114,672	102,478
Software development costs and licenses, net of current portion	597,497	639,369
Deferred cost of goods sold, net of current portion	7,819	26,719
Goodwill	383,110	399,530
Other intangibles, net	79,903	103,681
Deferred tax assets	146,216	4,930
Other assets	83,170	51,957
Total assets	$4,387,160	$3,737,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,615	$35,029
Accrued expenses and other current liabilities	1,206,332	914,748
Deferred revenue	818,411	777,152
Total current liabilities	2,099,358	1,726,929
Long-term debt	—	8,068
Non-current deferred revenue	69,137	355,589
Other long-term liabilities	191,198	158,285
Total liabilities	$2,359,693	$2,248,871
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2018 and March 31, 2018	—	—
Common stock, $.01 par value, 200,000 shares authorized; 134,396 and 132,743 shares issued and 113,094 and 114,038 outstanding at December 31, 2018 and March 31, 2018, respectively	1,344	1,327
Additional paid-in capital	1,976,853	1,888,039
Treasury stock, at cost; 21,302 and 18,705 common shares at December 31, 2018 and March 31, 2018, respectively	(720,572)	(458,180)
Retained earnings	820,796	73,516
Accumulated other comprehensive loss	(50,954)	(15,732)
Total stockholders' equity	2,027,467	1,488,970
Total liabilities and stockholders' equity	$4,387,160	$3,737,841
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue	$1,248,738	$480,840	$2,129,387	$1,342,618
Cost of goods sold	898,484	267,983	1,264,730	709,100
Gross profit	350,254	212,857	864,657	633,518
Selling and marketing	161,322	79,513	313,793	208,641
General and administrative	70,638	65,951	205,693	187,378
Research and development	62,305	49,977	173,582	142,245
Depreciation and amortization	10,140	7,864	29,151	34,490
Business reorganization	(5,930)	700	(6,172)	13,012
Total operating expenses	298,475	204,005	716,047	585,766
Income from operations	51,779	8,852	148,610	47,752
Interest and other, net	8,071	3,374	19,647	(2,403)
Income before income taxes	59,850	12,226	168,257	45,349
Benefit from income taxes	120,098	12,914	108,750	37,331
Net income	$179,948	$25,140	$277,007	$82,680
Earnings per share:
Basic earnings per share	$1.59	$0.22	$2.44	$0.76
Diluted earnings per share	$1.57	$0.21	$2.41	$0.74
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$179,948	$25,140	$277,007	$82,680
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,331)	(385)	(40,666)	23,391
Cash flow hedges:
Change in unrealized gains (losses)	2,350	(1,423)	4,219	(6,639)
Tax effect on effective cash flow hedges	58	—	167	—
Change in fair value of effective cash flow hedge	2,408	(1,423)	4,386	(6,639)
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	168	(816)	1,058	(705)
Change in fair value of available for sale securities	168	(816)	1,058	(705)
Other comprehensive (loss) income	(13,755)	(2,624)	(35,222)	16,047
Comprehensive income	$166,193	$22,516	$241,785	$98,727

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2018	2017 (as Adjusted) (1)
Operating activities:
Net income	$277,007	$82,680
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	160,167	62,235
Depreciation	28,769	23,233
Amortization and impairment of intellectual property	17,785	26,470
Impairment of in-process research and development	—	11,257
Stock-based compensation	178,609	96,111
Amortization of discount on Convertible Notes	91	15,424
Gain on conversions of Convertible Notes	—	(4,855)
Amortization of debt issuance costs	88	554
Other, net	(4,091)	3,432
Changes in assets and liabilities, net of impact of adoption of Topic 606:
Accounts receivable	(525,981)	(206,084)
Inventory	(26,352)	(12,976)
Software development costs and licenses	(157,710)	(186,373)
Prepaid expenses and other assets	(142,918)	(39,133)
Deferred revenue	328,325	238,590
Deferred cost of goods sold	(37,281)	(33,578)
Accounts payable, accrued expenses and other liabilities	293,691	164,086
Net cash provided by operating activities	390,199	241,073
Investing activities:
Change in bank time deposits	64,101	10,000
Proceeds from available-for-sale securities	184,542	172,925
Purchases of available-for-sale securities	(179,570)	(282,596)
Purchases of fixed assets	(43,646)	(47,478)
Asset acquisition	—	(25,965)
Business acquisition	(3,149)	(9,401)
Net cash provided by (used in) investing activities	22,278	(182,515)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(85,837)	(94,930)
Repurchase of common stock	(262,392)	(110,136)
Net cash used in financing activities	(348,229)	(205,066)
Effects of foreign currency exchange rates on cash and cash equivalents	(15,124)	14,555
Net change in cash, cash equivalents, and restricted cash	49,124	(131,953)
Cash, cash equivalents, and restricted cash, beginning of year	1,246,371	1,281,214
Cash, cash equivalents, and restricted cash, end of period	$1,295,495	$1,149,261
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
We adopted the new standard during the first quarter of fiscal 2019 and applied the standard retrospectively for all periods presented. The application of this new standard resulted in a decrease of net cash from operating activities of $196,814 and an increase of net cash from operating activities of $36,988 on our Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, respectively. In our Annual Report on Form 10-K for the year ending March 31, 2018, the impact would have been an increase in net cash from operating activities of $99,580 and $76,649 for the fiscal years ended March 31, 2018 and 2017, respectively.

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

We early adopted this update effective April 1, 2018 to simplify the accounting for non-employee stock-based awards so that it is better aligned with the current guidance for employee stock-based awards. The application of this new standard did not have a significant impact to our Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2018, as our last re-measurement date for non-employee awards was March 31, 2018. The adoption of this ASU results in a change to our accounting policy for non-employee stock-based awards.
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
The most significant impacts of adopting the New Revenue Accounting Standard are:

•
The elimination of the requirement for vendor-specific objective evidence (“VSOE”) of fair value for software products that offer offline gameplay functionality and benefit from meaningful game related services which may include online functionality that is dependent on our online support services and/or additional free content updates. Under the prior revenue accounting guidance, for software products with multiple deliverables for which we did not have VSOE for our game related service deliverables, we recognized revenue ratably over the estimated service period. Under the New Revenue Accounting Standard, we allocate the sales price and recognize revenue for the offline software upon delivery and the remainder over the estimated service period. At adoption, this difference in accounting primarily affected revenue recognition from Grand Theft Auto V and our NBA 2K franchise, where the majority of the sales price will be allocated to the offline software and recognized upon transfer of control to our customers, and the remaining amounts allocated to the game related service performance obligation and recognized over the estimated service period.

•
For performance obligations that are satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which faithfully depicts the timing of satisfying our performance obligation. Previously, our estimated service period was based on the economic game life.

•
Under the New Revenue Accounting Standard, we are able to recognize revenue to the extent it is probable that a significant reversal will not occur even if we do not have a right to invoice as of the reporting date. Contract assets are classified within Prepaid expenses and other on the Consolidated Balance Sheet.

•
Under the New Revenue Accounting Standard, allowances for estimated price protection, reserves for returns and other allowances are classified as refund liabilities. Such allowances were previously recorded as contra-Accounts receivable and now are classified within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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

Contract Balances
We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue when cash payments are received or due in advance of our performance, even if amounts are refundable. Contract assets generally consist of arrangements for which we have recognized revenue to the extent it is probable that significant reversal will not occur but do not have a right to invoice as of the reporting date. Contract assets are recorded within Prepaid expenses and other on our Consolidated Balance Sheets.
Our allowance for doubtful accounts are typically immaterial and, if required, are based on our best estimate of probable losses inherent in our accounts receivable balance.
Deferred revenue is comprised primarily of unsatisfied revenue related to the portion of the transaction price allocable to game related services of our software products. These sales are typically invoiced at the beginning of the contract period, and revenue is recognized ratably over the estimated service period. Deferred revenue may also include amounts related to software products with future street dates.
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
Price Protection and Allowances for Returns
We grant price protection and accept returns in connection with our distribution arrangements for physical products. Following reductions in the price of our physical software products, we grant price protection to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to receive price protection or return products, including compliance with applicable payment terms and confirmation of field inventory levels.
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

Revenue is recognized after deducting the estimated price protection and allowances for returns, which are accounted for as variable consideration. Price protection and allowances for returns are considered refund liabilities and are reported within Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Sales Incentives
We enter into various sales incentive arrangements with our customers, such as rebates, discounts, and cooperative marketing. These incentives are considered adjustments to the transaction price of our software products and are reflected as reductions to revenue. Sales incentives incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular ad, are included in Selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established. Otherwise, such sales incentives are reflected as a reduction to revenue and are considered refund liabilities, which are reported within Accrued expenses and other current liabilities in our Consolidated Balance Sheets.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impacts on financial statement line items

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Statement of Operations for the three months ended December 31, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	$1,248,738	$486,563	$762,175
Cost of goods sold	898,484	603,170	295,314
Gross profit (loss)	350,254	(116,607)	466,861
Selling and marketing	161,322	161,322	—
General and administrative	70,638	70,638	—
Research and development	62,305	62,305	—
Depreciation and amortization	10,140	10,140	—
Business reorganization	(5,930)	(5,930)	—
Total operating expenses	298,475	298,475	—
Income (loss) from operations	51,779	(415,082)	466,861
Interest and other, net	8,071	7,808	263
Income (loss) before income taxes	59,850	(407,274)	467,124
Benefit from income taxes	120,098	176,570	(56,472)
Net income (loss)	$179,948	$(230,704)	$410,652
Earnings (loss) per share:
Basic earnings (loss) per share	$1.59	$(2.03)	$3.62
Diluted earnings (loss) per share	$1.57	$(2.03)	$3.60

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Statement of Operations for the nine months ended December 31, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	$2,129,387	$1,345,985	$783,402
Cost of goods sold	1,264,730	953,742	310,988
Gross profit	864,657	392,243	472,414
Selling and marketing	313,793	313,793	—
General and administrative	205,693	205,693	—
Research and development	173,582	173,582	—
Depreciation and amortization	29,151	29,151	—
Business reorganization	(6,172)	(6,172)	—
Total operating expenses	716,047	716,047	—
Income (loss) from operations	148,610	(323,804)	472,414
Interest and other, net	19,647	18,757	890
Income (loss) before income taxes	168,257	(305,047)	473,304
Benefit from income taxes	108,750	208,210	(99,460)
Net income (loss)	$277,007	$(96,837)	$373,844
Earnings (loss) per share:
Basic earnings (loss) per share	$2.44	$(0.85)	$3.29
Diluted earnings (loss) per share	$2.41	$(0.85)	$3.26

Our adoption of the New Revenue Accounting Standard had the following impact on our Condensed Consolidated Balance Sheet as of December 31, 2018:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
ASSETS
Accounts receivable, net	$823,482	$746,971	$76,511
Software development costs and licenses	33,542	47,223	(13,681)
Deferred cost of goods sold	57,280	198,202	(140,922)
Prepaid expenses and other	179,454	218,016	(38,562)
Software development costs and licenses, net of current portion	597,497	759,754	(162,257)
Deferred cost of goods sold, net of current portion	7,819	88,941	(81,122)
Deferred tax assets	146,216	168,414	(22,198)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$1,206,332	$1,098,639	$107,693
Deferred revenue	818,411	1,457,069	(638,658)
Non-current deferred revenue	69,137	734,057	(664,920)
Other long-term liabilities	191,198	217,492	(26,294)
Retained earnings (accumulated deficit)	820,796	(23,323)	844,119
Accumulated other comprehensive loss	(50,954)	(46,783)	(4,171)

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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2018	2018
Net revenue recognized:
Product	$937,456	$1,195,724
Service and other	311,282	933,663
Total net revenue	$1,248,738	$2,129,387
Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2018	2018
Net revenue recognized:
Full game and other	$952,182	$1,351,202
Recurrent consumer spending	296,556	778,185
Total net revenue	$1,248,738	$2,129,387

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2018	2018
Net revenue recognized:
United States	$651,568	$1,152,285
International	597,170	977,102
Total net revenue	$1,248,738	$2,129,387
Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2018	2018
Net revenue recognized:
Console	$1,144,459	$1,811,429
PC and other	104,279	317,958
Total net revenue	$1,248,738	$2,129,387
Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2018	2018
Net revenue recognized:
Digital online	$594,722	$1,268,140
Physical retail and other	654,016	861,247
Total net revenue	$1,248,738	$2,129,387
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of December 31, 2018 and April 1, 2018 were $887,548 and $566,141, respectively. For the nine months ended December 31, 2018, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the nine months ended December 31, 2018, $504,600 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2018, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $887,548. We expect to recognize approximately $818,411 of this balance as revenue over the next 12 months, and the remainder thereafter.
As of December 31, 2018 and April 1, 2018, our contract asset balances were $70,067 and $69,522, respectively, which are recorded within Prepaid expenses and other in our Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $3,432 and $2,435 during the three months ended December 31, 2018 and 2017, respectively, and $6,842 and $6,296 during the nine months ended December 31, 2018 and 2017, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses of $5,555 and $10,351 during the three months ended December 31, 2018 and 2017, respectively, and $15,754 and $30,228 during the nine months ended December 31, 2018 and 2017, respectively.
In connection with the 2017 Management Agreement and 2014 Management Agreement, we have granted restricted stock units as follows:

	Nine Months Ended December 31,
	2018	2017
Time-based	86	66
Market-based(1)	158	122
Performance-based(1)
New IP	—	21
Major IP	—	20
IP	27	—
Recurrent Consumer Spending ("RCS")	26	—
Total—Performance-based	53	41
Total Restricted Stock Units	297	229
_______________________________________________________________________________

(1)	Represents the maximum number of shares eligible to vest.
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 526 and 602 as of December 31, 2018 and March 31, 2018, respectively. 340 restricted stock units previously granted to ZelnickMedia vested and 33 restricted stock units were forfeited by ZelnickMedia during the nine months ended December 31, 2018.
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

	December 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$456,653	$456,653	$—	$—	Cash and cash equivalents
Bank-time deposits	148,152	148,152	—	—	Cash and cash equivalents
Commercial paper	22,671	—	22,671	—	Cash and cash equivalents
Money market funds	240,584	240,584	—	—	Restricted cash
Corporate bonds	320,357	—	320,357	—	Short-term investments
Bank-time deposits	152,562	152,562	—	—	Short-term investments
US Treasuries	53,472	53,472	—	—	Short-term investments
Commercial paper	19,343	—	19,343	—	Short-term investments
Foreign currency forward contracts	204	—	204	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(169)	—	(169)	—	Accrued expenses and other current liabilities
Cross-currency swap	(787)	—	(787)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,414,865	$1,051,423	$361,619	$1,823

	March 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$516,626	$516,626	$—	$—	Cash and cash equivalents
Bank-time deposits	21	21	—	—	Cash and cash equivalents
Commercial paper	10,796	—	10,796	—	Cash and cash equivalents
Corporate bonds	308,716	—	308,716	—	Short-term investments
US Treasuries	59,725	59,725	—	—	Short-term investments
Commercial paper	25,422	—	25,422	—	Short-term investments
Mutual funds	4,880	—	4,880	—	Short-term investments
Bank-time deposits	216,663	216,663	—	—	Short-term investments
Foreign currency forward contracts	12	—	12	—	Prepaid expenses and other
Private equity	1,205	—	—	1,205	Other assets
Foreign currency forward contracts	(43)	—	(43)	—	Accrued expenses and other current liabilities
Cross-currency swap	(15,659)	—	(15,659)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,128,364	$793,035	$334,124	$1,205
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2018.
5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$152,562	$—	$—	$152,562
Available-for-sale securities:
Corporate bonds	321,034	106	(783)	320,357
US Treasuries	53,585	—	(113)	53,472
Commercial paper	19,343	—	—	19,343
Total Short-term investments	$546,524	$106	$(896)	$545,734

	March 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,663	$—	$—	$216,663
Available-for-sale securities:
Corporate bonds	310,387	16	(1,687)	308,716
US Treasuries	59,970	—	(245)	59,725
Commercial paper	25,422	—	—	25,422
Mutual funds	4,876	16	(12)	4,880
Total Short-term investments	$617,318	$32	$(1,944)	$615,406
Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2018 or March 31, 2018. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at December 31, 2018:

	December 31, 2018
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$429,993	$429,296
Due in 1 - 2 years	116,531	116,438
Total short-term investments	$546,524	$545,734
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2018	March 31, 2018
Forward contracts to sell foreign currencies	$273,470	$67,580
Forward contracts to purchase foreign currencies	41,347	4,359
For the three months ended December 31, 2018 and 2017, we recorded a gain of $10,811 and a loss of $620, respectively, and for the nine months ended December 31, 2018 and 2017, we recorded a gain of $12,968 and a loss of $15,325, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of December 31, 2018, the notional amount of the cross-currency swap is $129,000. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	December 31, 2018	March 31, 2018
Finished products	$36,365	$13,940
Parts and supplies	3,421	1,222
Inventory	$39,786	$15,162
Estimated product returns included in inventory at December 31, 2018 and March 31, 2018 were $1,021 and $373, respectively.
8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2018		March 31, 2018
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$23,217	$440,876	$19,338	$515,761
Software development costs, externally developed	8,810	156,521	4,275	122,270
Licenses	1,515	100	9,671	1,338
Software development costs and licenses	$33,542	$597,497	$33,284	$639,369
During the three months ended December 31, 2018 and 2017, we recorded $7,426 and $0, respectively, and during the nine months ended December 31, 2018 and 2017, we recorded $7,426 and $960, respectively, of software development impairment charges (a component of Cost of goods sold). For the three months ended December 31, 2018, the impairment charges relate to a decision not to proceed with further development of certain interactive entertainment software.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	March 31, 2018

Software development royalties	$664,263	$600,512
Compensation and benefits	131,091	57,499
Refund liability	79,350	—
Licenses	74,803	43,261
Business reorganization (see Notes 13 and 14)	60,385	72,074
Marketing and promotions	62,660	19,731
Deferred acquisition payments	—	25,000
Other	133,780	96,671
Accrued expenses and other current liabilities	$1,206,332	$914,748

10. DEBT
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $100,000 pursuant to the terms of the Credit Agreement and which is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.75% at December 31, 2018) or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.52% at December 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at December 31, 2018 and March 31, 2018.
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
Information related to availability on our Credit Agreement was as follows:

	December 31, 2018	March 31, 2018
Available borrowings	$98,319	$98,335
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $111 and $111, respectively for the three months ended December 31, 2018 and 2017 and $332 and $332 for the nine months ended December 31, 2018 and 2017, respectively. The Credit Agreement contains covenants that substantially limit our, and our subsidiaries', ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of our unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve-month period, if certain average liquidity levels fall below $30,000.

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
None of the 1.00% Convertible Notes remain outstanding.

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cash interest expense (coupon interest expense)	$—	$(60)	$1	$519
Non-cash amortization of discount on 1.00% Convertible Notes	—	1,509	91	15,424
Amortization of debt issuance costs	—	48	3	471
Total interest expense related to 1.00% Convertible Notes	$—	$1,497	$95	$16,414
11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Computation of Basic earnings per share:
Net income	$179,948	$25,140	$277,007	$82,680
Less: net income allocated to participating securities	—	(62)	—	(211)
Net income for basic earnings per share calculation	$179,948	$25,078	$277,007	$82,469

Total weighted average shares outstanding—basic	113,433	113,991	113,390	109,010
Less: weighted average participating shares outstanding	—	(279)	—	(278)
Weighted average common shares outstanding—basic	113,433	113,712	113,390	108,732

Basic earnings per share	$1.59	$0.22	$2.44	$0.76

Computation of Diluted earnings per share:
Net income	$179,948	$25,140	$277,007	$82,680
Less: net income allocated to participating securities	—	(59)	—	(206)
Net income for diluted earnings per share calculation	$179,948	$25,081	$277,007	$82,474

Weighted average common shares outstanding—basic	113,433	113,712	113,390	108,732
Add: dilutive effect of common stock equivalents	1,304	4,206	1,528	2,708
Weighted average common shares outstanding—diluted	114,737	117,918	114,918	111,440
Less: weighted average participating shares outstanding	—	(279)	—	(278)
Weighted average common shares outstanding- diluted	114,737	117,639	114,918	$111,162

Diluted earnings per share	$1.57	$0.21	$2.41	$0.74
Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of December 31, 2018, we have no material participating securities.
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
During the nine months ended December 31, 2018, 2,068 restricted stock awards vested, we granted 1,715 unvested restricted stock awards, and 444 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in a reversal of expense of $5,498 and amounts capitalized as software development costs of $14,686.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive income (loss) before reclassifications	(40,666)	—	1,158	1,058	(38,450)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,228	—	3,228
Balance at December 31, 2018	$(44,953)	$600	$(5,805)	$(796)	$(50,954)

	Nine Months Ended December 31, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income (loss) before reclassifications	23,391	—	(8,626)	(705)	14,060
Amounts reclassified from accumulated other comprehensive loss	—	—	1,987	—	1,987
Balance at December 31, 2017	$(24,275)	$600	$(6,639)	$(781)	$(31,095)

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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we decreased business reorganization expense by $242 during the nine months ended December 31, 2018 due to updating estimates for employee separation costs. Through December 31, 2018, we paid $5,517 related to these reorganization activities. As of December 31, 2018, $380 remained accrued for in Accrued expenses and other current liabilities and $4,708 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
In fiscal 2016, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2016 Plan"), including reorganizing one development studio and closing two development studios and incurred business reorganization expense of $71,285 due primarily to employee separation costs in connection with this initiative and have not incurred expenses in fiscal 2017 or 2018. During the three and nine months ended December 31, 2018, we recognized a benefit of $5,930 as a result of updating our estimate of costs to complete the 2016 Plan. As of December 31, 2018, $60,005 remained accrued for the 2016 Plan in Accrued expenses and other current liabilities.
15. INCOME TAXES
During the three months ended December 31, 2018, we recognized a tax benefit of $108,679 from a reduction in our valuation allowance on certain United States ("U.S.") deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. Our determination took into account the successful launch of Red Dead Redemption 2 during the current fiscal quarter along with our recent positive trend of earnings.
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act made broad and complex changes to the U.S. tax code, which could materially affect us. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and required companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act made other changes that may affect us, including but not limited to (1) a Base Erosion Anti-abuse Tax, which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income ("GILTI"), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Act enactment date, during which a company acting in good faith may complete the accounting for the impact of the Act under ASC 740. In accordance with SAB 118, the income tax effects of the Act must be reflected in the reporting period in which the accounting under ASC Topic 740 is complete. During the three months ended December 31, 2018, we have completed the accounting for the income tax effects of the Act.
During the three months ended December 31, 2017, we recorded an estimated net increase to income tax expense of $18,078 related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as required by the Act. Additional information and further analysis was required to determine the untaxed earnings of certain foreign subsidiaries and to evaluate the complexities of the new tax law along with additional interpretative guidance that was issued. The impact of the Act differs from these estimates due to changes in interpretations and assumptions we have made, guidance that was issued, and actions taken as a result of the Act. We recorded a decrease to income tax expense of $4,553 to adjust provisional estimates in the three months ended December 31, 2018.
The Act subjects a U.S. shareholder to current tax on GILTI earned by foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as an expense in the period incurred. We have estimated the effect in our projected annual effective rate based on current tax guidance. The actual tax expense we record for GILTI may differ from this estimate.
The benefit for income taxes for the three months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $120,098 for the three months ended December 31, 2018 as compared to a benefit from income taxes of $12,914 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (200.7)% for the three months ended December 31, 2018 was due primarily to a tax benefit of $108,679 as a result of changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a tax benefit of $15,354 due to the geographic mix of earnings, a net tax benefit of $12,006 for excess tax benefits from employee stock compensation and a tax benefit of $6,491 as a result of tax credits anticipated to be utilized. To a lesser extent, our rate was also affected by the Act.
The benefit for income taxes for the nine months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $108,750 for the nine months ended December 31, 2018 as compared to a benefit from income taxes of $37,331 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (64.6)% for the nine months ended December 31, 2018 was due primarily to a tax benefit of $108,679 as a result of changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a net tax benefit of $18,924 for excess tax benefits from employee stock compensation, a tax benefit of $15,339 as a result of tax credits anticipated to be utilized, and a net tax benefit of $4,716 due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act.
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
During the three months ended December 31, 2018, we repurchased 1,000 shares of our common stock in the open market for $108,903, including commissions of $10, as part of the program. During the nine months ended December 31, 2018, we repurchased 2,597 shares of our common stock in the open market for $262,418, including commissions of $26, as part of the program. We have repurchased a total of 9,281 shares of our common stock under the program, and, as of December 31, 2018, 4,937 shares of our common stock remain available for repurchase under the share repurchase program.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 290 million units. The latest installment, Grand Theft Auto V, has sold in over 100 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
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
Our Private Division label is dedicated to bringing titles from top independent developers to market. Private Division will publish several upcoming titles based on new IP from renowned industry creative talent. Additionally, Private Division is the publisher of Kerbal Space Program.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 25.1% of our net revenue for the nine months ended December 31, 2018. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 35.0% of our net revenue for the nine months ended December 31, 2018. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 68.3% and 67.1% of net revenue during the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and March 31, 2018, our five largest customers comprised 74.5% and 65.4% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 58.8% and 53.2% of such balance at December 31, 2018 and March 31, 2018, respectively. We had two customers who accounted for 44.4% and 14.4%, respectively, of our gross accounts receivable as of December 31, 2018 and two customers who accounted for 37.7% and 15.5%, respectively, of our gross accounts receivable as of March 31, 2018. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and the Nintendo Switch, which comprised 85.1% of our net revenue by product platform for the nine months ended December 31, 2018. The success of our business is dependent upon the consumer acceptance and continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download via the Internet. Our "Results of Operations" discloses that net revenue from digital online channels comprised 59.6% of our net revenue by distribution channel for the nine months ended December 31, 2018. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases
We released the following key titles during the nine months ended December 31, 2018:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V Premium Online Edition	Rockstar Games	Internal	PS4, Xbox One, PC	April 20, 2018
NBA 2K Online 2	2K	External	Tencent (China only)	August 2, 2018
The Golf Club 2019 Featuring PGA TOUR (Digital)	2K	External	PS4, Xbox One, PC	August 27, 2018
NBA 2K19 20th Anniversary Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 7, 2018
NBA 2K19 Standard Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 11, 2018
WWE 2K19 Woooo! Deluxe Edition	2K	Internal/External	PS4, Xbox One, PC	October 5, 2018
WWE 2K19	2K	Internal/External	PS4, Xbox One, PC	October 9, 2018
NBA 2K Playgrounds 2	2K	External	PS4, Xbox One, Nintendo Switch, PC	October 16, 2018
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	October 26, 2018
Carnival Games	2K	Internal	PS4, Xbox One, Nintendo Switch	November 6, 2018
The Golf Club 2019 Featuring PGA TOUR (Physical)	2K	External	PS4, Xbox One, PC	November 13, 2018 (North America) November 16, 2018 (International)
Sid Meier's Civilization VI	2K	External	Nintendo Switch	November 16, 2018
Red Dead Online Beta	Rockstar Games	Internal	PS4, Xbox One	November 27, 2018
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Sid Meier's Civilization VI: Gathering Storm	2K	Internal	PC	February 14, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One, PC (digital only)	2019 (fiscal 2020)
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	2019 (fiscal 2020)

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
During the nine months ended December 31, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated revenue recognition accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018	2017	Increase/ (decrease)	% Increase/ (decrease)	2018	2017	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,568,568	$653,939	$914,629	139.9%	$2,440,314	$1,579,234	$861,080	54.5%
For the three months ended December 31, 2018, Net Bookings increased by $914.6 million as compared to the prior year period due primarily to Red Dead Redemption 2, which released in October 2018, partially offset by a decrease from Grand Theft Auto V and Grand Theft Auto Online. For the nine months ended December 31, 2018, Net Bookings increased by $861.1 million as compared to the prior year period due primarily to Red Dead Redemption 2, which released in October 2018, partially offset by a decrease from Grand Theft Auto V and Grand Theft Auto Online.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(thousands of dollars)	2018		2017		2018		2017
Net revenue	$1,248,738	100.0%	$480,840	100.0%	$2,129,387	100.0%	$1,342,618	100.0%
Cost of goods sold	898,484	72.0%	267,983	55.7%	1,264,730	59.4%	709,100	52.8%
Gross profit	350,254	28.0%	212,857	44.3%	864,657	40.6%	633,518	47.2%
Selling and marketing	161,322	12.9%	79,513	16.5%	313,793	14.7%	208,641	15.5%
General and administrative	70,638	5.7%	65,951	13.7%	205,693	9.7%	187,378	14.0%
Research and development	62,305	5.0%	49,977	10.4%	173,582	8.2%	142,245	10.6%
Depreciation and amortization	10,140	0.8%	7,864	1.6%	29,151	1.4%	34,490	2.6%
Business reorganization	(5,930)	(0.5)%	700	0.1%	(6,172)	(0.3)%	13,012	1.0%
Total operating expenses	298,475	23.9%	204,005	42.4%	716,047	33.6%	585,766	43.6%
Income from operations	51,779	4.1%	8,852	1.8%	148,610	7.0%	47,752	3.6%
Interest and other, net	8,071	0.6%	3,374	0.7%	19,647	0.9%	(2,403)	(0.2)%
Income before income taxes	59,850	4.8%	12,226	2.5%	168,257	7.9%	45,349	3.4%
Benefit from income taxes	120,098	9.6%	12,914	2.7%	108,750	5.1%	37,331	2.8%
Net income	$179,948	14.4%	$25,140	5.2%	$277,007	13.0%	$82,680	6.2%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
Net revenue by geographic region:
United States	$651,568	52.2%	$262,338	54.6%	$1,152,285	54.1%	$796,603	59.3%
International	597,170	47.8%	218,502	45.4%	977,102	45.9%	546,015	40.7%
Net revenue by platform:
Console	$1,144,459	91.6%	$394,461	82.0%	$1,811,429	85.1%	$1,099,843	81.9%
PC and other	104,279	8.4%	86,379	18.0%	317,958	14.9%	242,775	18.1%
Net revenue by distribution channel:
Digital online	$594,722	47.6%	$258,442	53.7%	$1,268,140	59.6%	$829,564	61.8%
Physical retail and other	654,016	52.4%	222,398	46.3%	861,247	40.4%	513,054	38.2%
Net revenue by content:
Full game and other	$952,182	76.3%	$326,894	68.0%	$1,351,202	63.5%	$801,626	59.7%
Recurrent consumer spending	296,556	23.7%	153,946	32.0%	778,185	36.5%	540,992	40.3%
Three Months Ended December 31, 2018 Compared to December 31, 2017

(thousands of dollars)	2018	%	2017	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,248,738	100.0%	$480,840	100.0%	$767,898	159.7%
Internal royalties	401,382	32.1%	112,996	23.5%	288,386	255.2%
Software development costs and royalties(1)	265,166	21.2%	54,008	11.2%	211,158	391.0%
Product costs	183,208	14.7%	69,492	14.5%	113,716	163.6%
Licenses	48,728	3.9%	31,487	6.5%	17,241	54.8%
Cost of goods sold	898,484	72.0%	267,983	55.7%	630,501	235.3%
Gross profit	$350,254	28.0%	$212,857	44.3%	$137,397	64.5%
_______________________________________________________________________________

(1)	Includes $96,082 and $(8,262) of stock-based compensation expense in 2018 and 2017, respectively, in software development costs and royalties.

In general, the adoption of Topic 606 results in a more accelerated revenue pattern, due primarily to (i) the elimination of the requirement for vendor-specific objective evidence (“VSOE”) of fair value when allocating between multiple performance obligations and (ii) the change of our estimated service period to a user life. However, the impact on a given period may differ from this general trend. In October 2018, we released Red Dead Redemption 2. The acceleration of revenue for this title was material and is the primary component of the significant increases as a result of the adoption of Topic 606 throughout the discussion below. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for further information.
For the three months ended December 31, 2018, net revenue increased by $767.9 million as compared to the prior year period. This increase included a $762.2 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to (i) an increase of $38.1 million in net revenue from Red Dead Redemption 2 and (ii) an increase of $10.4 million in net revenue from our Civilization franchise, partially offset by (i) a $22.1 million decrease in net revenue from our WWE 2K franchise and (ii) a decrease of $20.4 million in net revenue from L.A. Noire.
Net revenue from console games increased by $750.0 million and accounted for 91.6% of our total net revenue for the three months ended December 31, 2018, as compared to 82.0% for the prior year period. The increase in net revenue from console games included a $744.1 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from Red Dead Redemption 2, our Civilization franchise, and Carnival Games. These increases were partially offset by lower net revenue from our WWE 2K franchise and L.A. Noire. Net revenue from PC and other increased by $17.9 million and accounted for 8.4% of our total net revenue for the three months ended December 31, 2018, as compared to 18.0% for the prior year period. The increase in net revenue from PC and other was due to an $18.0 million increase in net revenue as a result of the adoption of Topic 606. Offsetting this increase was a net decrease due to a decrease in net revenue from our NBA 2K franchise, partially offset by an increase in net revenue from Red Dead Redemption 2 merchandise.
Net revenue from digital online channels increased by $336.3 million and accounted for 47.6% of our total net revenue for the three months ended December 31, 2018, as compared to 53.7% for the prior year period. The increase in net revenue from digital online channels included a $293.0 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from our NBA 2K franchise, Red Dead Redemption 2, Grand Theft Auto Online, and our Civilization franchise. Net revenue from physical retail and other channels increased by $431.6 million and accounted for 52.4% of our total net revenue for the three months ended December 31, 2018, as compared to 46.3% for the same period in the prior year period. The increase in net revenue from physical retail and other channels was due to a $469.2 million increase as a result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to a decrease in net revenue from our WWE 2K franchise, L.A. Noire, our NBA 2K franchise, and Grand Theft Auto V, partially offset by an increase in net revenue from Red Dead Redemption 2.
Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $142.6 million and accounted for 23.7% of net revenue for the three months ended December 31, 2018, as compared to 32.0% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending included a $104.1 million increase in net revenue as a result of the adoption of Topic 606. The increase is also due to higher net revenue from our NBA 2K franchise, Grand Theft Auto Online, and Red Dead Redemption 2. Net revenue from full game and other increased by $625.3 million and accounted for 76.3% of net revenue for the three months ended December 31, 2018 as compared to 68.0% of net revenue for the prior year period. The increase in net revenue from full game and other was due to a $658.1 million increase as a result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to lower net revenue from our WWE 2K franchise, L.A. Noire, Grand Theft Auto V, and our NBA 2K franchise, partially offset by an increase in net revenue from Red Dead Redemption 2.
Gross profit as a percentage of net revenue for the three months ended December 31, 2018 was 28.0% as compared to 44.3% for the prior year period. The adoption of Topic 606 resulted in 52.0% increase in gross profit percentage, which significantly offset the overall decrease. The remaining decrease, which would have resulted in a negative gross margin, was due to higher royalties as a percentage of net revenue due to the timing of when royalties are earned and higher amortization of capitalized software costs as a percentage of net revenue.
Net revenue earned outside of the United States increased by $378.7 million and accounted for 47.8% of our total net revenue for the three months ended December 31, 2018, as compared to 45.4% in the prior year period. The increase in net revenue outside of the United States was due primarily to a $386.1 million increase as a result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to lower net revenue from L.A. Noire, our WWE 2K franchise, and Grand Theft Auto V, partially offset by an increase in net revenue from Red Dead Redemption 2, Grand Theft Auto Online, and our Civilization franchise. Changes in foreign currency exchange rates decreased net revenue by $7.6 million and decreased gross profit by $4.6 million for the three months ended December 31, 2018 as compared to the prior year period.

Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$161,322	12.9%	$79,513	16.5%	$81,809	102.9%
General and administrative	70,638	5.7%	65,951	13.7%	4,687	7.1%
Research and development	62,305	5.0%	49,977	10.4%	12,328	24.7%
Depreciation and amortization	10,140	0.8%	7,864	1.6%	2,276	28.9%
Business reorganization	(5,930)	(0.5)%	700	0.1%	(6,630)	(947.1)%
Total operating expenses(1)	$298,475	23.9%	$204,005	42.4%	$94,470	46.3%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
General and administrative	$13,790	$3,015
Selling and marketing	6,673	16,051
Research and development	7,123	2,224
Changes in foreign currency exchange rates decreased total operating expenses by $3.3 million for the three months ended December 31, 2018, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $81.8 million for the three months ended December 31, 2018, as compared to the prior year period, due primarily to higher advertising expenses for Red Dead Redemption 2 and our NBA 2K franchise. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $4.7 million for the three months ended December 31, 2018, as compared to the prior year period, due to (i) increases in personnel expenses for additional headcount, (ii) an increase in IT-related expenses for cloud-based services, and (iii) increases in rent expense. These increases were partially offset by a decrease in stock compensation expense related primarily to our management agreement with ZelnickMedia as a result of our early adoption of ASU 2018-07 as of April 1, 2018, which eliminated the need for remeasurement of non-employee awards at the end of each reporting period, and insurance recoveries.
General and administrative expenses for the three months ended December 31, 2018 and 2017 included occupancy expense (primarily rent, utilities and office expenses) of $5.5 million and $4.5 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $12.3 million for the three months ended December 31, 2018, as compared to the prior year period, due primarily to an increase in personnel expenses for additional headcount and an increase in production and development expenses for titles for which technological feasibility has not been established.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.3 million for the three months ended December 31, 2018 as compared to the prior year period, due primarily to IT infrastructure costs and an increase in depreciation expense due to the move to our new corporate headquarters in December 2017.
Business reorganization
During the three months ended December 31, 2018, business reorganization expense decreased $6.6 million as a result of a benefit due to updating estimates for our 2016 Plan and costs related to our 2018 Plan in the prior year period with no corresponding costs in the current year period.
Interest and other, net
Interest and other, net was income of $8.1 million for the three months ended December 31, 2018, as compared to $3.4 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments and the rise in interest rates on those investments, and lower interest expense related to our 1.00% Convertible Notes, which matured on July 1, 2018.
Benefit for Income Taxes
The benefit for income taxes for the three months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $120.1 million for the three months ended December 31, 2018 as compared to a benefit from income taxes of $12.9 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of (200.7)% for the three months ended December 31, 2018 was due primarily to a tax benefit of $108.7 million resulting from changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a tax benefit of $15.4 million due to the geographic mix of earnings, a tax benefit of $12.0 million for excess tax benefits from employee stock compensation, and a tax benefit of $6.5 million as a result of tax credits anticipated to be utilized. To a lesser extent, our rate was also affected by the Act.
In the prior year period, when compared to our blended statutory rate of 31.6%, the effective tax rate of (105.6)% for the three months ended December 31, 2017 was due primarily to provisional amounts recorded as a result of the Act (as described in Note 15 of our Condensed Consolidated Financial Statements), discrete tax benefits recorded of $12.6 million from changes in unrecognized tax benefits due primarily to expiration in statute of limitations, recorded tax benefit of $9.8 million due to changes in our valuation allowance relating to temporary items and tax credits anticipated to be utilized, and $4.1 million for excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in Additional paid-in-capital). In addition, our rate was impacted by tax credits and geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to the release of our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized during the three months ended December 31, 2018, changes in our projected annual effective tax rate resulting from the Act, discrete tax benefits recorded from changes in unrecognized tax benefits due primarily to expiration in statute of limitations, increased excess tax benefits from employee stock-based compensation, and decreased tax expense from the one-time transition tax. To a lesser extent, the effective tax rate was impacted period to period due to geographic mix of earnings.
We anticipate that additional excess tax benefits from employee stock compensation, tax credits, and changes in our geographic mix of earnings could have a significant impact on our effective tax rate in the future. In addition, we are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits and/or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
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
The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We will continue to monitor ongoing developments and the final opinion could have a material impact on our Consolidated Financial Statements.
Net income and earnings per share
For the three months ended December 31, 2018, net income was $179.9 million, as compared to $25.1 million in the prior year period. Diluted earnings per share for the three months ended December 31, 2018, was $1.57, as compared to diluted earnings per share of $0.21 in the prior year period. Diluted weighted average shares of 114.7 million were 2.9 million shares lower as compared to the prior year period, due primarily to the repurchase of common stock. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Nine Months Ended December 31, 2018 Compared to December 31, 2017

(thousands of dollars)	2018	%	2017	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,129,387	100.0%	$1,342,618	100.0%	$786,769	58.6%
Internal royalties	536,662	25.2%	294,749	22.0%	241,913	82.1%
Product costs	277,234	13.0%	156,124	11.6%	121,110	77.6%
Software development costs and royalties(1)	337,603	15.9%	164,419	12.2%	173,184	105.3%
Licenses	113,231	5.3%	93,808	7.0%	19,423	20.7%
Cost of goods sold	1,264,730	59.4%	709,100	52.8%	555,630	78.4%
Gross profit	$864,657	40.6%	$633,518	47.2%	$231,139	36.5%

(1)	Includes $107,740 and $23,284 of stock-based compensation expense in 2018 and 2017, respectively, in software development costs and royalties.
For the nine months ended December 31, 2018, net revenue increased by $786.8 million as compared to the prior year period. This increase included a $783.4 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining net increase was due to (i) an increase of $38.1 million in net revenue from Red Dead Redemption 2, (ii) an increase of $37.1 million in net revenue from Grand Theft Auto Online, and (iii) an increase of $27.4 million from our NBA 2K franchise. These increases were offset by (i) a decrease of $48.0 million in net revenue from Grand Theft Auto V, (ii) a decrease of $23.0 million in net revenue from our WWE 2K franchise, and (iii) a decrease of $18.4 million in net revenue from L.A. Noire.
Net revenue from console games increased by $711.6 million and accounted for 85.1% of our total net revenue for the nine months ended December 31, 2018, as compared to 81.9% for the prior year period. The increase in net revenue from console games included a $711.9 million increase in net revenue as the result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to decreases in net revenue from Grand Theft Auto V, our WWE 2K franchise, L.A. Noire, and Mafia III. These decreases were offset by increases in net revenue from Red Dead Redemption 2, Grand Theft Auto Online, our NBA 2K franchise, and our Civilization franchise. Net revenue from PC and other increased by $75.2 million and accounted for 14.9% of our total net revenue for the nine months ended December 31, 2018, as compared to 18.1% for the prior year period. The increase in net revenue from PC and other included a $71.5 million increase in net revenue as a result of the adoption of Topic 606. This increase is also due to an increase in net revenue from Grand Theft Auto Online, Red Dead Redemption 2 merchandise, and Monster Legends. These increases were partially offset by a decrease in net revenue from XCOM 2 and Grand Theft Auto V.
Net revenue from digital online channels increased by $438.6 million and accounted for 59.6% of our total net revenue for the nine months ended December 31, 2018, as compared to 61.8% for the prior year period. The increase in net revenue from digital online channels included a $348.2 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to higher net revenue from our NBA 2K franchise, Grand Theft Auto Online, and Red Dead Redemption 2, partially offset by a decrease in net revenue from XCOM 2. Net revenue from physical retail and other channels increased by $348.2 million and accounted for 40.4% of our total net revenues for the nine months ended December 31, 2018, as compared to 38.2% for the same period in the prior year period. The increase in net revenue from physical retail and other channels included a $435.2 million increase in net revenue as the result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease in net revenue from Grand Theft Auto V, our WWE 2K franchise, and our NBA 2K franchise, partially offset by higher net revenue from Red Dead Redemption 2.
Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $237.2 million and accounted for 36.5% of net revenue for the nine months ended December 31, 2018, as compared to 40.3% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending included a $147.8 million increase as a result of the adoption of Topic 606. The remaining increase was due to higher net revenues from our NBA 2K franchise, Grand Theft Auto Online, and our Civilization franchise, partially offset by a decrease in net revenue from Mafia III. Net revenue from full game and other increased by $549.6 million and accounted for 63.5% of net revenue for the nine months ended December 31, 2018 as compared to 59.7% of net revenue for the prior year period. The increase in net revenue from full game and other included a $635.6 million increase in net revenue as the result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to lower net revenue from Grand Theft Auto V, our WWE 2K franchise, L.A. Noire, and our NBA 2K franchise, partially offset by an increase in net revenue from Red Dead Redemption 2.

Gross profit as a percentage of net revenue for the nine months ended December 31, 2018 was 40.6% as compared to 47.2% for the prior year period. The adoption of Topic 606 resulted in an 11.5% increase in gross profit percentage, which offset the overall decrease. The remaining decrease was due to higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned.
Net revenue earned outside of the United States increased by $431.1 million, and accounted for 45.9% of our total net revenue for the nine months ended December 31, 2018, as compared to 40.7% in the prior year period. The increase in net revenue earned outside the United States included a $429.7 million increase in net revenue as the result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from Red Dead Redemption 2, our NBA 2K franchise, and Grand Theft Auto Online, partially offset by a decrease in net revenue from Grand Theft Auto V. Changes in foreign currency exchange rates decreased net revenue by $5.3 million and decreased gross profit by $3.7 million for the nine months ended December 31, 2018 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$313,793	14.7%	$208,641	15.5%	$105,152	50.4%
General and administrative	205,693	9.7%	187,378	14.0%	18,315	9.8%
Research and development	173,582	8.2%	142,245	10.6%	31,337	22.0%
Depreciation and amortization	29,151	1.4%	34,490	2.6%	(5,339)	(15.5)%
Business reorganization	(6,172)	(0.3)%	13,012	1.0%	(19,184)	(147.4)%
Total operating expenses (1)	$716,047	33.6%	$585,766	43.6%	$130,281	22.2%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
General and administrative	$38,234	$8,787
Selling and marketing	16,321	48,629
Research and development	16,314	12,990
Business reorganization	—	2,421
Changes in foreign currency exchange rates decreased total operating expenses by $0.8 million for the nine months ended December 31, 2018, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $105.2 million for the nine months ended December 31, 2018, as compared to the prior year period, due primarily to higher advertising expenses for Red Dead Redemption 2 and our NBA 2K franchise. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $18.3 million for the nine months ended December 31, 2018, as compared to the prior year period, due to (i) increases in personnel expenses for additional headcount, (ii) a reduction of expense in the prior period related to updating the fair value of contingent consideration from our acquisition of Social Point, (iii) increases in IT related expenses for cloud-based services, and (iv) increases in rent expense. These increases were partially offset by a decrease in stock compensation expense related primarily to our management agreement with ZelnickMedia as a result of our early adoption of ASU 2018-07 as of April 1, 2018, which eliminated the need for remeasurement of non-employee awards at the end of each reporting period, and insurance recoveries.
General and administrative expenses for the nine months ended December 31, 2018 and 2017 included occupancy expense (primarily rent, utilities and office expenses) of $16.5 million and $13.2 million, respectively, related to our development studios.

Research and development
Research and development expenses increased by $31.3 million for the nine months ended December 31, 2018, as compared to the prior year period, due primarily to increased personnel expenses due to increased headcount and an increase in production and development expenses for titles for which technological feasibility has not been established.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2018 decreased by $5.3 million, as compared to the prior year period, due primarily to the recognition of an $11.3 million impairment charge in September 2017, as a result of our decision not to proceed with further development of certain IPR&D from our acquisition of Social Point. The decrease was partially offset by an increase in depreciation expense due primarily to the move to our new corporate headquarters in December 2017 and an increase in IT infrastructure costs.
Business reorganization
During the nine months ended December 31, 2018, business reorganization expense decreased $19.2 million as a result of a benefit due to updating estimates for our 2016 Plan and costs related to our 2018 Plan in the prior year period with no corresponding costs in the current year period.
Interest and other, net
Interest and other, net was income of $19.6 million for the nine months ended December 31, 2018, as compared to an expense of $2.4 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments and the rise in interest rates on those investments, and lower expense related to our 1.00% Convertible Notes, which matured on July 1, 2018.
Benefit for Income Taxes
The benefit for income taxes for the nine months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $108.8 million for the nine months ended December 31, 2018 as compared to a benefit from income taxes of $37.3 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of (64.6)% for the nine months ended December 31, 2018 was due primarily to a tax benefit of $108.7 million as a result from changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a tax benefit of $18.9 million for excess tax benefits from employee stock compensation, a tax benefit of $15.3 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $4.7 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Act.
In the prior year period, when compared to our blended statutory rate of 31.6%, the effective tax rate of (82.3)% for the nine months ended December 31, 2017 was due primarily to provisional amounts recorded as a result of the Act (as described in Note 15), $28.6 million of excess tax benefits from employee stock-based compensation as a component of the benefit from income taxes (previously excess tax benefit and tax deficiencies were recognized in Additional paid-in-capital), recorded tax benefit of $14.4 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, discrete tax benefits recorded of $11.2 million from changes in unrecognized tax benefits due primarily to expiration of statute of limitations, and a tax benefit of $8.9 million resulting from tax credits anticipated to be utilized. To a lesser extent, our rate was also impacted by tax credits and geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to the release of our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized during the nine months ended December 31, 2018, changes in our projected annual effective tax rate resulting from the Act, discrete tax benefits recorded from changes in unrecognized tax benefits primarily due to expiration in statute of limitations, increased excess tax benefits from employee stock-based compensation, and decreased tax expense relating to the reduction in one-time transition tax. To a lesser extent, the effective tax rate was impacted period to period due to geographic mix of earnings and tax credits.

We anticipate that additional excess tax benefits from employee stock compensation, tax credits, and changes in our geographic mix of earnings could have a significant impact on our effective tax rate in the future. In addition, we are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits and/or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.

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
The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock compensation. On August 7, 2018, the opinion was withdrawn to allow time for a reconstituted panel to confer. We will continue to monitor ongoing developments and the final opinion could have a material impact on our Consolidated Financial Statements.
Net income and earnings per share
For the nine months ended December 31, 2018, net income was $277.0 million, as compared to net income of $82.7 million in the prior year period. For the nine months ended December 31, 2018, diluted earnings per share was $2.41 as compared to diluted earnings per share of $0.74 in the prior year period. Diluted weighted average shares of 114.9 million were 3.8 million shares higher as compared to the prior year period, due primarily to the settlement of our 1.00% Convertible Notes by converting those notes to shares of our common stock using the stated conversion rate and, to a lesser extent, normal stock compensation activity including grants and forfeitures, offset by share repurchases. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2018, we had $545.7 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $100.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.75% at December 31, 2018), or (b) 1.25% to 1.75% above the LIBOR Rate (approximately 2.52% at December 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.
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
As of December 31, 2018, there was $98.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At December 31, 2018, we had no outstanding borrowings under the Credit Agreement.
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
None of the 1.00% Convertible Notes remain outstanding.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 68.3% and 67.1% of net revenue during the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and March 31, 2018, five customers accounted for 74.5% and 65.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 58.8% and 53.2% of such balances at December 31, 2018 and March 31, 2018, respectively. We had two customers who accounted for 44.4% and 14.4% of our gross accounts receivable as of December 31, 2018, respectively, and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of December 31, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $489.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
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
During the nine months ended December 31, 2018, we repurchased 2,597 shares of our common stock in the open market for $262.4 million as part of the program. We have repurchased a total of 9,281 shares of our common stock under the program, and as of December 31, 2018, 4,937 shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2018	2017
Net cash provided by operating activities	$390,199	$241,073
Net cash provided by (used in) investing activities	22,278	(182,515)
Net cash used in financing activities	(348,229)	(205,066)
Effects of foreign currency exchange rates on cash and cash equivalents	(15,124)	14,555
Net change in cash, cash equivalents, and restricted cash	$49,124	$(131,953)
At December 31, 2018, we had $1,295.5 million of cash and cash equivalents and restricted cash, compared to $1,246.4 million at March 31, 2018. The increase was due to (a) Net cash provided by operating activities from sales, primarily of Red Dead Redemption 2, partially offset by investments in software development and licenses as well as royalty payments and (b) Net cash provided by investing activities, primarily related to bank time deposits and net proceeds from available-for-sale securities, partially offset by purchases of fixed assets. These net increases were offset by Net cash used in financing activities, which was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock awards.
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
Off-Balance Sheet Arrangements
As of December 31, 2018 and March 31, 2018, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended December 31, 2018 and 2017, 47.8% and 45.4%, respectively, and for the nine months ended December 31, 2018 and 2017, 45.9% and 40.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2018, we had $545.7 million of short-term investments, which included $393.2 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $1,054.9 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2018.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.75% above a certain base rate (5.75% at

December 31, 2018), or (b) 1.25% to 1.75% above the LIBOR rate (approximately 2.52% at December 31, 2018), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At December 31, 2018, there were no outstanding borrowings under our Credit Agreement, and our 1.00% Convertible Notes matured on July 1, 2018. For additional details on our Convertible Notes, see Note 10 to our Condensed Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended December 31, 2018 and 2017, our foreign currency translation adjustment was a loss of $16.3 million and $0.4 million, respectively, and for the nine months ended December 31, 2018 and 2017, we recognized a foreign currency translation adjustment loss of $40.7 million and a gain of $23.4 million. For the three months ended December 31, 2018 and 2017, we recognized a foreign currency exchange transaction gain of $2.2 million and a loss of $0.2 million respectively, and for the nine months ended December 31, 2018 and 2017, we recognized a foreign currency exchange transaction gain of $2.7 million and a loss of $1.8 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2018, we had $273.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $41.3 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2018, we had $67.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $4.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2018 and 2017, we recorded a gain of $10.8 million and a loss of $0.6 million, respectively, and for the nine months ended December 31, 2018 and 2017, we recorded a gain of $13.0 million and a loss of $15.3 million, respectively. As of December 31, 2018, the fair value of these outstanding forward contracts was an immaterial gain and was included in Prepaid expenses and other, and, as of March 31, 2018, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended December 31, 2018, 47.8% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.8%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the nine months ended December 31, 2018, we repurchased 2,597 shares of our common stock in the open market for $262.4 million, including immaterial commissions, as part of the program. As of December 31, 2018, we have repurchased a total of 9,281 shares of our common stock under this program and 4,937 shares of common stock remain available for repurchase under our share repurchase program. During the three months ended December 31, 2018, we repurchased 1,000 shares of our common stock in the open market for $108.9 million, including immaterial commissions, as part of the program. The table below details the share repurchases made by us during the three months ended December 31, 2018:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2018	—	$—	—	5,937
November 1-30, 2018	1,000	$108.75	1,000	4,937
December 1-31, 2018	—	$—	—	4,937
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 6, 2019	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2019	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)