Form 10-K
period 2019-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2019-05-14
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2019
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number 001-34003
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0350842 (I.R.S. Employer Identification No.)
110 West 44th Street New York, New York (Address of principal executive offices)	10036 (Zip Code)
Registrant's Telephone Number, Including Area Code: (646) 536-2842
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value	TTWO	NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $15,537,179,720.
As of May 2, 2019, there were 112,541,501 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I
Item 1.    Business
General
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through our two wholly-owned labels Rockstar Games and 2K, as well as our Private Division label and Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One"), the Nintendo Switch, and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 4,894 employees globally. Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
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
Support World-Class Creative Teams.    Creativity and innovation remain the core tenets of our organization, and are the lifeblood of our ongoing success. We have 3,784 employees working in game development in studios around the world - including some of the most well-known names in the business. The creative teams at our labels, Rockstar Games and 2K, are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, our Social Point studio further enhances our development capabilities with a track record of producing multiple hits in the free-to-play mobile sector. Whether expanding our portfolio of franchises, launching new intellectual property, or providing innovative ways for audiences to remain captivated and engaged, we prioritize producing the highest quality entertainment experiences. We support our teams by focusing on talent retention and acquisition, and our label structure enables us to target distinct market segments and opportunities.
Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual properties. We currently own the intellectual property rights to 26 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.
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
Leverage Emerging Technologies, Platforms, and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, including tablets and smartphones, represents exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and third-party websites). We aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.
Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are a direct publisher in Japan and South Korea. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution, and marketing of the products in their respective local markets. We intend to continue to build upon our licensing relationships and also continue to expand on finished goods distribution strategies to grow our international business.
Our Businesses
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Spain, the United Kingdom, and the United States. As of March 31, 2019, we had a research and development staff of 3,784 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.
Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales, and to satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of the expected sales for the related titles.
We continue to engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue opportunities from these opportunities.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 290 million units. The latest installment, Grand Theft Auto V, has sold-in over 105 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes externally developed franchises such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and the Golf Club.
Private Division.    Our Private Division label is dedicated to bringing titles from top independent developers to market. Private Division has announced that it will publish three upcoming titles based on new IP from renowned industry creative talent, including The Outer Worlds and Ancestors: The Humankind Odyssey, both of which are planned for release in calendar 2019. Additionally, Private Division is the publisher of Kerbal Space Program.
Social Point.    Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 45 million registered users. On August 2, 2018, 2K and Tencent commercially launched NBA 2K Online 2 in China. The title is based on the console edition of NBA 2K and includes an array of new features.
    In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: the inaugural season included head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August 2018. The NBA 2K League began its second season on April 2, 2019.
Intellectual Property
Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include BioShock, Bully, Carnival Games, Dragon City, Grand Theft Auto, Kerbal Space Program, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Monster Legends, Red Dead, Sid Meier's Civilization, and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.
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
Arrangements with Platform Manufacturers
We have entered into license agreements with Sony and Microsoft to develop and publish software in Asia, Australia, Europe, North America, and certain Latin American, Middle Eastern, and African countries. We are not required to obtain any licenses from hardware manufacturers to develop titles for the PC.
Sony.    Effective March 23, 2017, we entered into a PlayStation Global Developer and Publisher Agreement with Sony Computer Entertainment, Inc. and certain of its affiliates, pursuant to which Sony granted us the right and license to develop, publish, have manufactured, market, advertise, distribute and sell PlayStation compatible products for all PlayStation systems, including the PS4. The agreement requires us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured or revenue from downloaded content. In addition, products for PlayStation systems are required to be manufactured by Sony approved manufacturers.
The term of the agreement expires on March 31, 2020, with automatic one-year renewal terms thereafter. Sony may terminate the agreement for any or no reason upon thirty days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
The term of the Xbox One license agreement expires on March 31, 2020 and the term of the Xbox 360 license agreement expires on March 31, 2020, each agreement with automatic one-year renewal terms thereafter. The Xbox One and Xbox 360 license agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox One licensee agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of the Xbox One and Xbox 360 license agreements, we have certain rights to sell off existing inventories.
Sales
We sell software titles both physically and digitally in the United States, EMEA, Canada, Latin America, and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our top customers include, among others, GameStop Corporation, Microsoft, Sony, Steam, and Wal-Mart. We have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom, and the United States.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2019 accounted for 70.1% of our net revenue, with Sony, Microsoft, and Gamestop each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2019.
We also distribute our titles, add-on content, and in-game purchases through direct digital download via the Internet to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be a significant channel for the sale of our products for the foreseeable future.
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

•
Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price protection may occur at any time in a product's life cycle, but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Price protection, sales returns and other allowances amounted to $81.7 million, $59.7 million and $127.7 million during the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

•
Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.

As of March 31, 2019, we had a sales and marketing staff of 510 people.
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

•
Sony and Microsoft for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

•
Other software, hardware, entertainment and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.

•
Other forms of entertainment such as motion pictures, television and audio, social networking, online computer programs, mobile games, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.

Competition in the entertainment software industry is based on innovation, features, playability, product quality, brand name recognition, compatibility with popular platforms, access to distribution channels, price, marketing, and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of our Grand Theft Auto products generated 25.7% of our net revenue for the fiscal year ended March 31, 2019. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 32.1% of our net revenue for the fiscal year ended March 31, 2019. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 70.1%, 70.7% and 65.5% of net revenue during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019 and 2018, five customers comprised 66.6% and 65.4% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 55.8% and 53.2% of such balance at March 31, 2019 and 2018, respectively. We had two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019 and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2019 and 2018. The economic environment has affected our customers in the past and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 83.7% of our net revenue by product platform for the fiscal year ended March 31, 2019. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties). In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. Note 2 to the Consolidated Financial Statements, "Revenue from Contracts with Customers," discloses that net revenue from digital online channels comprised 63.0% of our net revenue by distribution channel for the fiscal year ended March 31, 2019. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.
International Operations
International sales are a significant part of our business. For the fiscal years ended March 31, 2019, 2018 and 2017, 46.5%, 41.3% and 43.9%, respectively, of our net revenue was earned outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 19 to the Consolidated Financial Statements.
Segment and Geographic Information
See Notes 1, 2, and 9 to the Consolidated Financial Statements.
Employees
As of March 31, 2019, we had 4,894 full-time employees, of which 2,597 were employed outside of the United States. None of our regular employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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
Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 25.7% of our net revenue for the fiscal year ended March 31, 2019 and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 91.8% of our net revenue for the fiscal year ended March 31, 2019. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.
We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months for annual sports releases, to multiple years for certain of our top-selling titles. Therefore, our development costs can be substantial. If we or our third party developers experience unanticipated development delays, financial difficulties or additional costs, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.
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
We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 83.7% of our net revenue by product platform for the fiscal year ended March 31, 2019. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.
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
We are subject to certain privacy and data protection laws, including those in the United States ("U.S."). Certain activities related to processing the personal data of European Union ("E.U.") individuals are conducted by our United Kingdom ("U.K.")-based data controller or our local entities in the E.U. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with privacy laws, data protection laws, or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.
Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on our approach to operating and marketing our games. For example, the E.U. General Data Protection Regulation ("GDPR") became effective on May 25, 2018, replacing Data Protection Directive 95/46/EC. GDPR applies to us because we receive and process the personal data of individuals in the E.U., and we maintain certain local entities in the E.U. responsible for processing personal data. GDPR contains significant penalties for non-compliance. Countries in the E.U. are still enacting national laws that correspond to certain portions of the GDPR. In the U.S., the State of California enacted the California Consumer Privacy Act ("CCPA") on June 28, 2018. The CCPA will become effective on January 1, 2020 and will apply to processing of personal data of California residents. However, several proposed amendments to the CCPA are still being considered by the California legislature. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices.
Player use of our games is subject to our privacy policy, end user license agreements ("EULA"), and terms of service. If we fail to comply with our posted privacy policy, EULA, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.
It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results.
Although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, some of our online games and other services include random digital item mechanics, which may become subject to regulations in various jurisdictions. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S., Europe, or elsewhere regarding these activities may lessen the growth of casual game services and impair our business. Also, existing laws or new laws regarding the marketing of in-game or in-app purchases, regulation of currency, banking institutions, unclaimed property, or money laundering may be interpreted to cover virtual currency or goods.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system or network failure or security breach could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell and host our content online. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Any failure to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, cause us to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services and significant legal and financial costs.
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
In recent years, we have invested in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grant Theft Auto and NBA 2K as well as through product offerings by Social Point and other mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisition of Social Point, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
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
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act made broad and complex changes to the U.S. tax code that could materially affect us. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 and required companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act made other changes that may affect us, including but not limited to (1) a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income ("GILTI"), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.
We have completed accounting for the income tax effects of the Act. See Note 15 - Income Tax to our Consolidated Financial Statements for further information. We are continuing to evaluate the impact of the Act on us. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The new tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of the Act.
We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in the business, the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income or loss could be materially affected.
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
Historically, we recorded a valuation allowance against most of our U.S. deferred tax assets. In the current fiscal year, we released our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. Our determination took into account the successful launch of Red Dead Redemption 2 during the year along with our recent positive trend of earnings. We will continue to evaluate our ability to realize our U.S. deferred tax assets. If future evidence suggests that any changes are required to reflect the amount of our U.S. deferred tax asset that is more-likely-than-not to be realized, we will adjust our valuation allowance as needed in the appropriate period.
On June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales tax on sales made to in-state customers unless the retailer had a physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
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
We earn a significant amount of our operating income and continue to hold a significant portion of our cash outside the U.S. Our current intention is to reinvest indefinitely earnings of our foreign subsidiaries, and therefore we have not recorded any tax liabilities associated with the repatriation of foreign earnings.
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
We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or canceled, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.
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
A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2019 accounted for 70.1% of our net revenue, with Sony, Microsoft, and Gamestop each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2019. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competitive pressure, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
In the U.S., if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. Many of our Rockstar titles and certain of our 2K titles have been rated "M" (age 17 and older) by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly affected.
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
Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. An increase in the number of lawsuits filed by the families of victims of violence may trigger supplemental governmental scrutiny, damage our reputation, and negatively affect the sale of our products. Further, in 2018, gaming disorder was listed in a version of the World Health Organization's International Classification of Diseases, and some countries have introduced legislation attempting to address this issue. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and our customer's willingness to purchase our products.
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
Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2019, 46.5% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
We face risks from our international operations.
We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets.
The current U.S. administration has voiced concerns about imports from countries potentially engaging in unfair trade practices, increased tariffs on certain goods imported into the U.S. from those countries, including China and other countries to which we sell products, and raised the possibility of imposing significant additional tariff increases. The announcement of tariffs and proposed tariffs on imported products by the U.S. has triggered actions from certain foreign governments, including China, and may trigger additional actions by those and other foreign governments that could have a negative impact on our business. Further, the enforcement of regulations relating to mobile and other games with an online element in China remains uncertain, and further changes, either in the regulation or their enforcement could have a negative impact on our business in China. In order to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business.
We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” On March 29, 2017, the U.K. notified the European Council, in accordance with Article 50 of the Treaty on European Union, of the U.K.’s intention to withdraw from the E.U. As a result, the British government has been negotiating the terms of the U.K.’s future relationship with the E.U. A substantial amount of uncertainty remains regarding the outcome of the ongoing negotiations. We continue to assess and monitor the risks our business is likely to face as a result of Brexit. We are preparing to mitigate those risks with operational and commercial changes to the extent possible and warranted. However, the legal and regulatory landscape remains uncertain, and we have no assurance that such preparations will enable us to avoid a material adverse impact on our business from Brexit.
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
We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under patent, copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Nonetheless, our software is susceptible to piracy and unauthorized copying, and third parties may potentially exploit or misappropriate our intellectual property and proprietary information, causing significant reputational damage. Unauthorized third parties, for example, may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability. In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games harm the experience of players who play fairly and could negatively impact the volume of microtransactions or purchases of downloadable content. Also, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively affect our business.
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

•
significant accounting charges resulting from the completion and integration of a sizable acquisition and increased capital expenditures, including potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of an acquisition;

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

•
litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third-parties; and

•
to the extent that we engage in strategic transactions outside of the U.S., we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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
Our New Credit Agreement (the "New Credit Agreement") may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our New Credit Agreement also requires us to satisfy specified financial covenants and comply with other affirmative and negative covenants. A breach of any of the covenants contained in our New Credit Agreement could result in an event of default, which would allow our lenders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness under our New Credit Agreement.
Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.
Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the U.S., and adversely affect our business, financial condition and operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S. laws. In the U.S., proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to under 17 or 18 audiences, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.
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
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, climate change, workplace conduct, human rights and philanthropy. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
We may issue equity or equity-based securities in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
There is no guarantee that we will do additional share repurchases in the future.
The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 14.2 million shares of our common stock and had 3.8 million shares available for repurchase as of the date of this filing, does not obligate us to make any purchases at any specific time or situation. Discontinuing repurchases could adversely affect the price of our common stock. The program may be suspended or discontinued at any time for any reason.
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
Delaware law, our charter documents, and provisions of our debt agreements may impede or discourage a takeover, which could cause the market price of our shares to decline.
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
Generally, if an ownership change occurs, the annual taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax-exempt rate and the value of the company's stock immediately before the ownership change. Depending on the resulting limitation, a portion of our net operating loss and tax credit carryforwards could expire before we would be able to use them.
Our inability to fully utilize any net operating losses or tax credit carryforwards to reduce tax liability in the future could have a material and negative affect on our future financial position and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 76,000 square feet of space under a lease expiring in December 2032.
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
In addition, our other subsidiaries lease office space in Sydney, Australia; Oakville, Canada; Chengdu and Shanghai, China; Brno, Czech Republic; Paris, France; Munich, Germany; Budapest, Hungary; Bangalore, India; Tokyo, Japan; Breda, Netherlands; Auckland, New Zealand; Singapore; Seoul, South Korea; Madrid and Barcelona, Spain; Lucerne, Switzerland; Taipei, Taiwan; Brighton, London, Lincoln, Leeds, and Oxford, United Kingdom; and, in the United States, Carlsbad, Petaluma, and Moorpark, California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; and Kirkland, Washington.
For information regarding our lease commitments, see Note 14 to the Consolidated Financial Statements.
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
On February 7, 2019, all of the previously disclosed lawsuits, claims, and counterclaims that had been pending since April 2016 with Mr. Leslie Benzies, the former president of one of our subsidiaries, were resolved.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 55 as of May 10, 2019.
Dividend Policy
We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our New Credit Agreement requires us to meet certain incurrence tests prior to paying a dividend. See "Liquidity and Capital Resources" under Item 7 for additional information on our New Credit Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Exchange Act or the Securities Act of 1933.
The following line graph compares, from March 31, 2014 through March 31, 2019, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2014 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2019

* $100 invested on March 31, 2014 in stock or index - including reinvestment of dividends.

	March 31,
	2014	2015	2016	2017	2018	2019
Take-Two Interactive Software, Inc.	$100.00	$116.10	$171.77	$270.27	$445.87	$430.32
NASDAQ Composite Index	100.00	118.12	118.77	145.94	176.24	194.97
Peer Group	100.00	146.81	191.27	272.47	369.88	276.19
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
During the fiscal years ended March 31, 2019, 2018, and 2017 we repurchased 3,715,642, 1,512,557, and 0 shares of our common stock in the open market, respectively, for $362.4 million, $154.8 million, and $0.0 million, respectively, including commissions, as part of the program. As of March 31, 2019, we had repurchased a total of 10,399,529 shares of our common stock under the program, and 3,818,154 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2019:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2019	—	—	—	4,937
February 1 - 28, 2019	1,119	$89.53	1,119	3,818
March 1 - 31, 2019	—	$—	—	3,818

Item 6.    Selected Financial Data
The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA:	2019 (1)	2018	2017	2016	2015
Net revenue	$2,668,394	$1,792,892	$1,779,748	$1,413,698	$1,082,938
Gross profit	1,144,750	894,581	756,789	599,825	288,071
Net income (loss)	$333,837	$173,533	$67,303	$(8,302)	$(279,470)
Earnings per share:
Basic:
Earnings (loss) per share:	$2.95	$1.57	$0.73	$(0.10)	$(3.48)
Diluted:
Earnings (loss) per share:	$2.90	$1.54	$0.72	$(0.10)	$(3.48)

	As of March 31,
BALANCE SHEET DATA:	2019	2018	2017	2016	2015(2)
Total assets	$4,243,065	$3,737,841	$3,149,154	$2,590,277	$2,228,073
Long-term debt	—	8,068	251,929	497,935	473,030

(1) During fiscal 2019, we adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," using a modified retrospective method. Therefore, prior periods were not restated.
(2) During fiscal 2016, we retrospectively adopted Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs," and as a result previously reported Total assets and Long-term debt have both decreased from previously reported amounts by $3,027 as of March 31, 2015, to reflect the deduction of debt issuance costs from the carrying amount of the related debt liability.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. Our products are currently designed for console gaming systems, such as Sony's PS4 and Microsoft's Xbox One, and PC, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action / adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 290 million units. The latest installment, Grand Theft Auto V, has sold-in over 105 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content and virtual currency, and releasing titles for smartphones and tablets.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed franchises, such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and the Golf Club.
Our Private Division label is dedicated to bringing titles from top independent developers to market. Private Division will publish three upcoming titles based on new IP from renowned industry creative talent, including The Outer Worlds and Ancestors: The Humankind Odyssey, both of which are planned for release in calendar 2019. Additionally, Private Division is the publisher of Kerbal Space Program, which we acquired in May 2017.
Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 45 million registered users. On August 2, 2018, 2K and Tencent commercially launched NBA 2K Online 2 in China. The title is based on the console edition of NBA 2K and includes an array of new features.
In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: the inaugural season included head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August 2018. The NBA 2K League began its second season on April 2, 2019.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 25.7% of our net revenue for the fiscal year ended March 31, 2019. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 32.1% of our net revenue for the fiscal year ended March 31, 2019. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 70.1%, 70.7% and 65.5% of net revenue during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019 and 2018, five customers comprised 66.6% and 65.4% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 55.8% and 53.2% of such balance at March 31, 2019 and 2018, respectively. We had two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019 and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2019 and 2018. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 83.7% of our net revenue by product platform for the fiscal year ended March 31, 2019. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a larger selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. Our "Results of Operations," discloses that net revenue from digital online channels comprised 63.0% of our net revenue for the fiscal year ended March 31, 2019. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases
We released the following key titles in fiscal year 2019:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto V Premium Online Edition	Rockstar Games	Internal	PS4, Xbox One, PC	April 20, 2018
The Golf Club 2019 Featuring PGA TOUR (Digital)	2K	External	PS4, Xbox One, PC	August 27, 2018
NBA 2K Online 2	2K	External	Tencent (China only)	August 2, 2018
NBA 2K19 20th Anniversary Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 7, 2018
NBA 2K19 Standard Edition	2K	Internal	PS4, Xbox One, Nintendo Switch, PC	September 11, 2018
WWE 2K19 Woooo! Deluxe Edition	2K	Internal/External	PS4, Xbox One, PC	October 5, 2018
WWE 2K19	2K	Internal/External	PS4, Xbox One, PC	October 9, 2018
NBA 2K Playgrounds 2	2K	External	PS4, Xbox One, Nintendo Switch, PC	October 16, 2018
Red Dead Redemption 2	Rockstar Games	Internal	PS4, Xbox One	October 26, 2018
Carnival Games	2K	Internal	PS4, Xbox One, Nintendo Switch	November 6, 2018
The Golf Club 2019 Featuring PGA TOUR (Physical)	2K	External	PS4, Xbox One, PC	November 13, 2018 (North America) November 16, 2018 (International)
Sid Meier's Civilization VI	2K	External	Nintendo Switch	November 16, 2018
Red Dead Online Beta	Rockstar Games	Internal	PS4, Xbox One	November 27, 2018
Sid Meier's Civilization VI: Gathering Storm	2K	Internal	PC	February 14, 2019
Borderlands: Game of the Year Edition	2K	Internal/External	PS4, Xbox One, PC	April 3, 2019

Product Pipeline
We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Borderlands 3	2K/Gearbox Software	Internal/External	PS4, Xbox One, PC	September 13, 2019
NBA 2K20	2K	Internal	TBA	TBA
WWE 2K20	2K	Internal	TBA	TBA
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One, PC (digital only)	2019 (fiscal 2020)
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	2019 (fiscal 2020)
Fiscal 2019 Financial Summary
On April 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (the “New Revenue Accounting Standard”) using the modified retrospective method. Therefore, no prior amounts have been restated in our tables and discussion below. Refer to Note 1 to our Consolidated Financial Statements for our accounting policy disclosure for revenue recognition. In general, the adoption of Topic 606 results in a more accelerated revenue pattern, due primarily to (i) the elimination of the requirement for vendor-specific objective evidence ("VSOE") of fair value when allocating between multiple performance obligations and (ii) the change of our estimated service period to a user life. However, the impact on a given period may differ from this general trend. In October 2018, we released Red Dead Redemption 2. The acceleration of revenue for this title was material and is the primary component of the significant increases in certain of our operating results as a result of the adoption of Topic 606 throughout the discussion in our "Results of Operations" below. See Notes 1 and 2 to our Consolidated Financial Statements for further information.
Our Net revenue for fiscal year ended March 31, 2019 was led by titles from a variety of our top franchises, primarily Red Dead Redemption 2, Grand Theft Auto, NBA 2K, and WWE 2K. Our Net revenue increased to $2,668.4 million, an increase of $875.5 million or 48.8% compared to the fiscal year ended March 31, 2018. This increase included a $741.2 million increase in Net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was driven by sales of the titles described above.
During the fiscal year ended March 31, 2019, we recognized a tax benefit of $107.1 million from a reduction in our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. Our determination took into account the successful launch of Red Dead Redemption 2 during the current fiscal year along with our recent positive trend of earnings.
For the fiscal year ended March 31, 2019, our Net income was $333.8 million, as compared to Net income of $173.5 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2019 was $2.90, as compared to Diluted income per share of $1.54 for the fiscal year ended March 31, 2018. Our operating income for the fiscal year ended March 31, 2019 increased compared to the operating income for fiscal year ended March 31, 2018, due primarily to higher Gross profit due primarily to higher revenue as a result of the adoption of Topic 606 as described above and the successful launch Red Dead Redemption 2, partially offset by higher Operating expenses primarily due to higher Selling and marketing expense for titles released during the current fiscal year.
At March 31, 2019, we had $1,392.0 million of Cash and Cash equivalents and Restricted cash, compared to 1,246.4 million at March 31, 2018. The increase in Cash and cash equivalents and Restricted cash from March 31, 2018 was due primarily to Net cash provided by operating activities from sales, primarily of Red Dead Redemption 2, partially offset by investments in software development and licenses as well as royalty payments. These net increases were offset by Net cash used in financing activities, which was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock, and to a lesser extent Net cash used in investing activities, which was primarily related to bank time deposits and purchases of fixed assets.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2019	2018	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$2,928,724	$1,990,602	$938,122	47.1%

For the fiscal year ended March 31, 2019, Net Bookings increased by $938.1 million as compared to the prior year period due primarily to Red Dead Redemption 2, which released in October 2018, and our NBA 2K franchise, partially offset by a decrease from Grand Theft Auto V and Grand Theft Auto Online.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2019		2018		2017
Net revenue	$2,668,394	100.0%	$1,792,892	100.0%	$1,779,748	100.0%
Cost of goods sold	1,523,644	57.1%	898,311	50.1%	1,022,959	57.5%
Gross profit	1,144,750	42.9%	894,581	49.9%	756,789	42.5%
Selling and marketing	391,400	14.7%	256,092	14.3%	285,453	16.0%
General and administrative	281,234	10.5%	247,828	13.8%	211,409	11.9%
Research and development	230,170	8.6%	196,373	11.0%	137,915	7.8%
Depreciation and amortization	40,232	1.5%	43,969	2.5%	30,707	1.7%
Business reorganization	(4,958)	(0.2)%	14,742	0.8%	—	—%
Total operating expenses	938,078	35.2%	759,004	42.3%	665,484	37.4%
Income from operations	206,672	7.7%	135,577	7.6%	91,305	5.1%
Interest and other, net	26,113	1.0%	1,048	0.1%	(15,690)	(0.9)%
Gain on long-term investments, net	—	—%	—	—%	1,350	0.1%
Income before income taxes	232,785	8.7%	136,625	7.6%	76,965	4.3%
(Benefit from) provision for income taxes	(101,052)	(3.8)%	(36,908)	(2.1)%	9,662	0.5%
Net income	$333,837	12.5%	$173,533	9.7%	$67,303	3.8%

	Fiscal Year Ended March 31,
	2019		2018		2017
Net revenue by geographic region:
United States	$1,426,906	53.5%	$1,052,313	58.7%	$999,128	56.1%
International	1,241,488	46.5%	740,579	41.3%	780,620	43.9%
Net revenue by platform:
Console	$2,233,861	83.7%	$1,463,306	81.6%	1,440,724	81.0%
PC and other	434,533	16.3%	329,586	18.4%	339,024	19.0%
Net revenue by distribution channel:
Digital online	$1,681,609	63.0%	$1,130,946	63.1%	921,734	51.8%
Physical retail and other	986,785	37.0%	661,946	36.9%	858,014	48.2%
Net revenue by content:
Full game and other	$1,597,478	59.9%	$1,046,176	58.4%	$1,320,890	74.2%
Recurrent consumer spending	1,070,916	40.1%	746,716	41.6%	458,858	25.8%
Fiscal Years ended March 31, 2019 and 2018

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$2,668,394	100.0%	$1,792,892	100.0%	$875,502	48.8%
Internal royalties	610,804	22.9%	383,020	21.4%	227,784	59.5%
Product costs	322,148	12.1%	203,301	11.3%	118,847	58.5%
Software development costs and royalties(1)	449,198	16.8%	191,400	10.7%	257,798	134.7%
Licenses	141,494	5.3%	120,590	6.7%	20,904	17.3%
Cost of goods sold	1,523,644	57.1%	898,311	50.1%	625,333	69.6%
Gross profit	$1,144,750	42.9%	$894,581	49.9%	$250,169	28.0%

(1) Includes $149,075 and $24,610 of stock-based compensation expense in 2019 and 2018, respectively.

In general, the adoption of Topic 606 results in a more accelerated revenue pattern, due primarily to (i) the elimination of the requirement for vendor-specific objective evidence ("VSOE") of fair value when allocating between multiple performance obligations and (ii) the change of our estimated service period to a user life. However, the impact on a given period may differ from this general trend. In October 2018, we released Red Dead Redemption 2. The acceleration of revenue for this title due to the adoption of Topic 606 was material and is the primary component of the significant increases as a result of the adoption of Topic 606 throughout the discussion below. See Note 1 and Note 2 to our Consolidated Financial Statements for further information.

For the fiscal year ended March 31, 2019, net revenue increased by $875.5 million, as compared to the prior year. This increase included a $741.2 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to (i) an increase of $129.6 million in net revenue from Red Dead Redemption 2, (ii) an increase of $53.4 million in net revenue from Grand Theft Auto Online, and (iii) an increase of $43.9 million in net revenue from our NBA 2K franchise. These increases were partially offset by (i) a decrease of $51.5 million in net revenue from Grand Theft Auto V, (ii) a decrease of $27.8 million in net revenue from our WWE 2K franchise and (ii) a decrease of $18.0 million in net revenue from L.A. Noire.

Net revenue from console games increased by $770.6 million and accounted for 83.7% of our total net revenue in the fiscal year ended March 31, 2019, as compared to 81.6% in the prior year. The increase in net revenue from console games included a $658.8 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from Red Dead Redemption 2, Grand Theft Auto Online, and our NBA 2K franchise. These increases were partially offset by a decrease in net revenue from Grand Theft Auto V and our WWE 2K franchise. Net revenue from PC and other increased by $104.9 million as compared to the prior year and decreased as a percentage of net revenue to 16.3% compared to 18.4% in the prior year. The increase in net revenue from PC and other included an $82.4 million increase in net revenue as the result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from Grand Theft Auto Online, Red Dead Redemption 2 merchandise, our Civilization franchise, Monster Legends, our NBA 2K franchise, and L.A. Noire. These increases were partially offset by a decrease in net revenue from XCOM 2 and Grand Theft Auto V.
Net revenue from digital online channels increased by $550.7 million and accounted for 63.0% of our total net revenue for the fiscal year ended March 31, 2019, as compared to 63.1% in the prior year. The increase in net revenue from digital online channels included a $353.2 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, and Red Dead Redemption 2, partially offset by a decrease in net revenue from XCOM 2. Net revenue from physical retail and other channels increased by $324.8 million and accounted for 37.0% of our total net revenue for the fiscal year ended March 31, 2019, as compared to 36.9% for the prior year. The increase in net revenue from physical retail and other channels included a $388.1 million increase in net revenue as a result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to a decrease in net revenue from Grand Theft Auto V, our NBA 2K franchise, our WWE 2K franchise, and L.A. Noire, partially offset by an increase in net revenue from Red Dead Redemption 2.

Net revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases increased by $324.2 million and accounted for 40.1% of net revenue for the fiscal year ended March 31, 2019, as compared to 41.6% for the prior year. The increase in net revenue from recurrent consumer spending included a $164.4 million increase in net revenue as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, our Civilization franchise, and Red Dead Redemption 2, partially offset by a decrease in net revenue from Mafia III. Net revenue from full game and other increased by $551.3 million and accounted for 59.9% of net revenue for the fiscal year ended March 31, 2019, as compared to 58.4% for the prior year. The increase in net revenue from full game and other included a $576.9 million increase in net revenue as a result of the adoption of Topic 606, as described above. Offsetting this increase was a net decrease due to a decrease in net revenue from Grand Theft Auto V, our NBA 2K franchise, our WWE 2K franchise, L.A. Noire, and Mafia III, partially offset by an increase in net revenue from Red Dead Redemption 2.
Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2019 was 42.9%, as compared to 49.9% in the prior year. The adoption of Topic 606 resulted in a 6.1% increase in gross profit percentage. The remaining percentage decrease was due to higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned and to a lesser extent higher software development costs as a percentage of net revenue due to the timing of our releases.
Net revenue earned outside of the United States increased by $500.9 million and accounted for 46.5% of our total net revenue in the fiscal year ended March 31, 2019, as compared to 41.3% in the prior year. The increase in net revenue earned outside the United States included a $438.0 million increase as a result of the adoption of Topic 606, as described above. The remaining increase was due to an increase in net revenue from Red Dead Redemption 2, Grand Theft Auto Online, and our NBA

2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto V. Changes in foreign currency exchange rates decreased net revenue and gross profit by $10.0 million and $5.7 million, respectively, in the fiscal year ended March 31, 2019 as compared to the prior year.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$391,400	14.7%	$256,092	14.3%	$135,308	52.8%
General and administrative	281,234	10.5%	247,828	13.8%	33,406	13.5%
Research and development	230,170	8.6%	196,373	11.0%	33,797	17.2%
Depreciation and amortization	40,232	1.5%	43,969	2.5%	(3,737)	(8.5)%
Business reorganization	(4,958)	(0.2)%	14,742	0.8%	(19,700)	(133.6)%
Total operating expenses	$938,078	35.2%	$759,004	42.3%	$179,074	23.6%

Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
Selling and marketing	$23,685	$13,258
General and administrative	$51,903	$58,037
Research and development	$23,037	$18,020
Business reorganization	—	2,424
Foreign currency exchange rates decreased total operating expenses by $5.1 million in the fiscal year ended March 31, 2019 as compared to the prior year.
Selling and marketing
Selling and marketing expenses increased by $135.3 million in the fiscal year ended March 31, 2019 as compared to the prior year, due primarily to $108.5 million in higher advertising expenses. Advertising expenses were higher in the current year due primarily to the release of Red Dead Redemption 2 in October 2018, our NBA 2K franchise, and Grand Theft Auto Online. The remaining increase is due to higher personnel expenses, primarily due to increased headcount.
General and administrative
General and administrative expenses increased by $33.4 million for the fiscal year ended March 31, 2019, as compared to the prior year, due primarily to (i) increases in personnel expenses due to additional headcount, (ii) a reduction of expense in the prior period related to updating the fair value of contingent consideration from our acquisition of Social Point, (iii) increases in IT related expenses for cloud-based services, and (iv) increases in rent expense. These increases were partially offset by a decrease in stock compensation expense, related primarily to share based awards granted under our management agreement with ZelnickMedia, and insurance recoveries.
General and administrative expenses for the fiscal years ended March 31, 2019 and 2018 include occupancy expense (primarily rent, utilities and office expenses) of $22.0 million and $18.2 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $33.8 million for the fiscal year ended March 31, 2019, as compared to the prior year, due primarily to increased personnel expense due to (i) increased headcount and (ii) higher stock-based compensation as well as an increase in production and development expenses for titles for which technological feasibility has not been established.
Depreciation and amortization
Depreciation and amortization expenses decreased by $3.7 million for the fiscal year ended March 31, 2019, as compared to the prior year, due primarily to the recognition of a $11.3 million impairment charge in September 2017, as a result of our decision not to proceed with further development of a certain in-process research and development ("IPR&D") intangible asset from our acquisition of Social Point. The decrease was partially offset by an increase in depreciation expense due primarily to the move to our new corporate headquarters in December 2017 and an increase in IT infrastructure costs.

Business Reorganization
During the fiscal year ended March 31, 2019, business reorganization expense decreased $19.7 million as a result of a benefit due to updating estimates for and completing our 2016 Plan as well as costs related to our 2018 Plan in the prior year period with significantly decreased costs in the current year period. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with these reorganizations. See Note 20 - Business Reorganization to our Consolidated Financial Statements.
Interest and other, net

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$38,019	1.4%	$21,264	1.2%	$16,755	78.8%
Interest expense	(8,032)	(0.3)%	(22,269)	(1.2)%	14,237	(63.9)%
Foreign currency exchange (loss) gain	(505)	—%	(3,038)	(0.2)%	2,533	(83.4)%
Other	(3,369)	(0.1)%	5,091	0.3%	(8,460)	(166.2)%
Interest and other, net	$26,113	1.0%	$1,048	0.1%	$25,065	2,391.7%
Interest and other, net was $26.1 million for the fiscal year ended March 31, 2019, as compared to $1.0 million for the fiscal year ended March 31, 2018. The increase was due primarily to a $16.8 million increase in interest income due primarily to the size of, nature of, and return on our investment portfolio and a $14.2 million decrease in interest expense primarily as a result of the settlement of our 1.00% Convertible Notes due 2018 ("Convertible Notes"), which matured July 1, 2018. The net increase was partially offset by gains in the prior period on the early conversion of our Convertible Notes, with no corresponding gains in the current period.
Provision/Benefit from income taxes
We recognized a tax benefit of $107.1 million from a reduction in our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. Our determination took into account the successful launch of Red Dead Redemption 2 during the year along with our recent positive trend of earnings.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act made broad and complex changes to the U.S. tax code. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 and required companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act made other changes, including, but not limited to, (1) a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income ("GILTI"), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions.

The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Acts ("SAB 118"), which provides guidance on accounting for the Act's impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Act enactment date, during which a company acting in good faith may complete the accounting for the impact of the Act under ASC 740. In accordance with SAB 118, the income tax effects of the Act must be reflected in the reporting period in which the accounting under ASC Topic 740 is complete. We completed the accounting and recorded a decrease to income tax expense of $4.6 million to adjust the provisional estimates related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as a result of the Act. The impact of the Act differs from these estimates due to changes in interpretations and assumptions we have made, guidance that was issued, and actions taken as a result of the Act.

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
Our income tax benefit was $101.1 million for the fiscal year ended March 31, 2019 as compared to $36.9 million for the fiscal year ended March 31, 2018.
When compared to the statutory rate of 21.0%, the effective tax rate of (43.4)% for the fiscal year ended March 31, 2019 was primarily due to a $107.1 million tax benefit from changes in valuation allowance, a benefit of $35.0 million for tax credits,

$13.3 million from excess tax benefits from employee stock compensation, and $9.0 million from our geographic mix of earnings, partially offset by tax expense from other immaterial items, which include the impact of the Act.
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
The effective tax rate in the current year was lower compared to the prior year primarily due to a lower U.S. statutory rate, increased tax benefits from changes in valuation allowance, increased tax benefits from tax credits, reduced tax expense from the one-time transition tax, partially offset by reduced benefits from excess tax benefits related to employee stock compensation and changes in unrecognized tax benefits.
We anticipate that additional excess tax benefits from employee stock compensation and tax credits could have a significant impact on our effective tax rate in future periods.
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
As of March 31, 2019, we had gross unrecognized tax benefits, including interest and penalties, of $139.0 million, of which $23.9 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2019, gross unrecognized tax benefits increased by $10.5 million.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2016 and state income tax returns for periods prior to the fiscal year ended March 31, 2014. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2013. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2014 through March 31, 2017.
We are regularly audited by domestic and foreign taxing authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations may impact our effective tax rate in future periods.
Net income and earnings per share
For the fiscal year ended March 31, 2019, our net income was $333.8 million, as compared to $173.5 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2019 was $2.90, as compared to $1.54 for the fiscal year ended March 31, 2018. Diluted weighted average shares outstanding of 115.2 million were 2.4 million higher compared to the prior fiscal year due primarily to the settlement on conversion of our 1.00% Convertible Notes with shares of our common stock using the stated conversion rate and, to a lesser extent, normal stock compensation activity including grants and forfeitures, offset by share repurchases. See Note 1 - Basis of Presentation and Significant Accounting Policies and Note 13 - Earnings Per Share to the Consolidated Financial Statements for additional information.

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

For the fiscal year ended March 31, 2018, net revenue increased by $13.1 million, as compared to the prior year. This increase was due primarily to an increase of $159.4 million in net revenue from our NBA 2K franchise, partially offset by a decrease of $134.9 million in net revenue from Mafia III, which released in October 2016. Net revenue from our Grand Theft Auto franchise increased $32.0 million as compared to the prior year. This increase was due primarily to an increase of $114.9 million in net revenue from Grand Theft Auto Online, partially offset by a decrease of $78.0 million from Grand Theft Auto V.

Net revenue from console games increased by $22.6 million and accounted for 81.6% of our total net revenue in the fiscal year ended March 31, 2018, as compared to 81.0% in the prior year. The increase in net revenue from console games was due primarily to higher net revenue from our NBA 2K franchise, partially offset by lower net revenue from Mafia III, which released in October 2016. Net revenue from PC and other decreased by $9.4 million as compared to the prior year and decreased as a percentage of net revenue to 18.4% compared to 19.0% in the prior year. The decrease in net revenue from PC and other was due primarily to lower net revenue from Civilization VI, which released on the PC in the prior year, partially offset by higher net revenue from Social Point titles for which we had only two months of net revenue in the prior year as it was acquired in January 2017.
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
Net revenue earned outside of the United States decreased by $40.0 million and accounted for 41.3% of our total net revenue in the fiscal year ended March 31, 2018, as compared to 43.9%. The decrease in net revenue was due primarily to a decrease in net revenue from Mafia III, partially offset by higher net revenue from our NBA 2K franchise. Changes in foreign currency exchange rates increased net revenue and gross profit by $9.8 million and $6.7 million, respectively, in the fiscal year ended March 31, 2018 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$256,092	14.3%	$285,453	16.0%	$(29,361)	(10.3)%
General and administrative	247,828	13.8%	211,409	11.9%	36,419	17.2%
Research and development	196,373	11.0%	137,915	7.8%	58,458	42.4%
Depreciation and amortization	43,969	2.5%	30,707	1.7%	13,262	43.2%
Business reorganization	14,742	0.8%	—	—%	14,742	100.0%
Total operating expenses	$759,004	42.3%	$665,484	37.4%	$93,520	14.1%

Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2018	2017
Selling and marketing	$13,258	$9,963
General and administrative	$58,037	$42,908
Research and development	$18,020	$7,952
Business reorganization	$2,424	$—
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
Interest and other, net

(thousands of dollars)	2018	% of net revenue	2017	% of net revenue	(Increase)/ decrease	% Increase/ (decrease)
Interest expense, net	$(1,005)	(0.1)%	$(21,700)	(1.2)%	$20,695	(95.4)%
Foreign currency exchange (loss) gain	(3,038)	(0.2)%	4,990	0.3%	(8,028)	(160.9)%
Other	5,091	0.3%	1,020	0.1%	4,071	399.1%
Interest and other, net	$1,048	0.1%	$(15,690)	(0.9)%	$16,738	(106.7)%
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
Net income and earnings per share
For the fiscal year ended March 31, 2018, our net income was $173.5 million, as compared to $67.3 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2018 was $1.54, as compared to $0.72 for the fiscal year ended March 31, 2017. Basic weighted average shares outstanding of 110.1 million were 19.9 million higher compared to the prior fiscal year due primarily to the settlement on conversion of our 1.75% Convertible Notes and our 1.00% Convertible Notes with shares of our common stock using the stated conversion rate and, to a lesser extent the vesting of restricted stock awards. See Note 1 - Basis of Presentation and Significant Accounting Policies and Note 13 - Earnings Per Share for additional information.
Liquidity and Capital Resources
Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our New Credit Agreement to satisfy our working capital needs.
Short-term Investments
As of March 31, 2019, we had $744.5 million of short-term investments, which are highly-liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.

New Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “New Credit Agreement”). The New Credit Agreement replaced our existing Credit Agreement, which was terminated on the same day. The New Credit Agreement runs through February 8, 2024. The New Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the New Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities. Loans under the New Credit Agreement will bear interest at a margin of (a) 0.125% to 0.750% above a certain base rate (5.50% at March 31, 2019), or (b) 1.125% to 1.750% above LIBOR (approximately 2.49% at March 31, 2019), which margins are determined by reference to our consolidated total net leverage ratio.
As of March 31, 2019, there was $198.3 million available to borrow under the New Credit Agreement and we had $1.7 million of letters of credit outstanding. At March 31, 2019, we had no outstanding borrowings under the Credit Agreement.
The New Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on the Company’s and each of its subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the New Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018. The Convertible Notes were issued at 98.5% of par value for proceeds of $283.2 million, which included a $37.5 million overallotment option that was exercised. Interest on the Convertible Notes was payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The Convertible Notes matured on July 1, 2018.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 70.1%, 70.7%, and 65.5% of net revenue during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. As of March 31, 2019 and 2018, five customers accounted for 66.6% and 65.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 55.8% and 53.2% of such balances at March 31, 2019 and 2018, respectively. We had two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019 and two customers who accounted for 37.7%, and 15.5% of our gross accounts receivable as of March 31, 2018. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2019 and 2018. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash, short-term investments and projected cash flow from operations, along with availability under our New Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of March 31, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $292.7 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act” (herein referred to as the "Act”). The Act made broad and complex changes to the U.S. tax code, which could materially affect us. The Act included a number of provisions, including international provisions, which generally establish a territorial-style system for taxing foreign income of domestic multinational corporations. Our current intention is to reinvest indefinitely earnings of our foreign subsidiaries, and therefore we have not recorded any tax liabilities associated with the repatriation of foreign earnings.
Our Board of Directors has authorized the repurchase of up to 14.2 million shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason. During the fiscal years ended March 31, 2019, 2018, and 2017, we repurchased 3.7 million, 1.5 million, and 0.0 million shares of our common stock, respectively, in the open market for $362.4 million, $154.8 million, and $0.0 million, respectively, including commissions as part of the program. As of March 31, 2019, we had repurchased a total of 10.4 million shares of our common stock under the program, and 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2019	2018	2017
Net cash provided by operating activities	$843,515	$493,527	$407,903
Net cash used in investing activities	(223,576)	(271,827)	(129,030)
Net cash used in financing activities	(463,685)	(281,467)	(49,772)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(10,639)	24,924	(7,798)
Net change in cash, cash equivalents, and restricted cash	$145,615	$(34,843)	$221,303
At March 31, 2019, we had 1,392.0 million of Cash, cash equivalents, and Restricted cash, compared to 1,246.4 million at March 31, 2018. The increase in Cash, cash equivalents, and Restricted cash from March 31, 2018 was due primarily to Net cash provided by operating activities from sales, primarily of Red Dead Redemption 2, partially offset by investments in software development and licenses as well as royalty payments. These net increases were offset by Net cash used in financing activities, which was primarily related to repurchases of common stock under our share repurchase program and tax payments related to net share settlements of our restricted stock, and to a lesser extent Net cash used in investing activities, which was primarily related to bank time deposits and purchases of fixed assets.
Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:
•Software Development and Licensing:  We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through March 2025. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.
•Marketing:  We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through September 2024.
•Operating Leases:  Our offices are occupied under non-cancelable operating leases expiring at various times through December 2032. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through June 2023. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term.
•Purchase obligations: These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2024.

A summary of annual minimum contractual obligations and commitments as of March 31, 2019 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2020	$183,309	$52,953	$28,365	$23,707	$288,334
2021	120,008	28,830	27,882	9,559	186,279
2022	114,734	28,661	26,272	5,063	174,730
2023	56,884	78,100	23,787	623	159,394
2024	51,792	24,600	16,474	484	93,350
Thereafter	55,792	49,200	82,570	—	187,562
Total	$582,519	$262,344	$205,350	$39,436	$1,089,649
Income Taxes: At March 31, 2019, we had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $23.9 million, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities; therefore, these liabilities have not been included in the contractual obligations table.
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
On February 7, 2019, all of the previously disclosed lawsuits, claims, and counterclaims that had been pending since April 2016 with Mr. Leslie Benzies, the former president of one of our subsidiaries, were resolved.
Off-Balance Sheet Arrangements
As of March 31, 2019 and 2018, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2019, 2018 and 2017, 46.5%, 41.3% and 43.9%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for products during the holiday season. For certain of our software products with multiple element revenue arrangements, we defer the recognition of our net revenue over an estimated service period which generally ranges from 9 to 15 months. As a result, the quarter in which we generate the highest net sales volume may be different from the quarter in which we recognize the highest amount of net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to fluctuations in interest rates relates primarily to our short-term investment portfolio and variable rate debt under the New Credit Agreement.
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
As of March 31, 2019, we had $744.5 million of short-term investments, which included $356.8 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $826.5 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2019.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our New Credit Agreement, loans will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at March 31, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.49% at March 31, 2019), which rates are determined by reference to our consolidated total net leverage ratio. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2019, there were no outstanding borrowings under our New Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2019 and 2018, our foreign currency translation adjustment was a loss of $28.8 million and a gain of $43.4 million, respectively. We recognized a foreign currency exchange transaction loss of $0.5 million, a loss of $3.0 million, and a gain of $5.0 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2019, we had $116.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $87.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2018, we had $4.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $67.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2019, 2018 and 2017, we recorded a gain of $16.8 million, a loss of $19.5 million, and a gain of $7.2 million, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. As of March 31, 2019 and 2018, the fair value of these outstanding forward contracts were losses of $0.4 million and $0.0 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are credit-worthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2019, 46.5% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.7%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
Item 8.    Financial Statements and Supplementary Data
The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in Note 21 - Supplementary Financial Information to the Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2019. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2019). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(i)	Financial Statements. See Index to Financial Statements on page 53 of this Report.

(ii)	Financial Statement Schedule. See Note 21 to the Consolidated Financial Statements.

(iii)	Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
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

		8-K	2/3/2017	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of September 15, 2017	8-K	9/18/2017	3.1
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan, effective as of September 15, 2017+	14A	7/27/2017	Annex B
10.12	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.13	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+				X
10.14	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.15	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.16	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.17	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.18	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.19	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.20	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.21	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.22	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.23	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.24	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.25	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation+	S-3 ASR	5/20/2015	10.2
10.26	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015+	10-Q	8/10/2015	10.1
10.27	Amendment to the Restricted Stock Unit Agreement, dated as of March 31, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	10-K	5/19/2016	10.50
10.28	Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/20/2016	10.2
10.29	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017+	10-Q	2/8/2017	10.3
10.30	Restricted Unit Agreement, dated as of May 25, 2017, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/25/2017	10.2
10.31	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of December 15, 2017+	10-Q	2/8/2018	10.4
10.32	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.33	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.34	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/15/2019	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35
Credit Agreement, dated as of February 8, 2019, by and among Take-Two Interactive Software, Inc., the lender parties thereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. as syndication agent
					X
10.36	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.37	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.38	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.39	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.40	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.42	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.43	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.44	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.45	Amendment to the Xbox One Publisher License Agreement, dated January 30, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.48
10.46	Amendment No. 3 to the Xbox One Publisher License Agreement, dated August 13, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.49
10.47	Amendment No. 4 to the Xbox One Publisher License Agreement, dated December 15, 2016, between Microsoft Corporation and the Company*	10-Q/A	5/23/2017	10.2
10.48	Amendment No. 5 to the Xbox One Publisher License Agreement, signed on January 10, 2018, between Microsoft Corporation and the Company*	10-K	5/17/2018	10.55

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.49	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-K	5/24/2017	10.48
10.50	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.51	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.52	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.53	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.54	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.55	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.56	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.57
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2019

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 13, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective April 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
Adoption of ASU No. 2016-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective April 1, 2017 due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Take-Two Interactive Software, Inc.'s (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2019, and the related notes and our report dated May 13, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
May 13, 2019

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$826,525	$808,973
Short-term investments	744,485	615,406
Restricted cash	565,461	437,398
Accounts receivable, net of allowances of $995 and $54,290 at March 31, 2019 and 2018, respectively	395,729	247,649
Inventory	28,200	15,162
Software development costs and licenses	28,880	33,284
Deferred cost of goods sold	51,867	117,851
Prepaid expenses and other	186,688	133,454
Total current assets	2,827,835	2,409,177
Fixed assets, net	127,882	102,478
Software development costs and licenses, net of current portion	603,436	639,369
Deferred cost of goods sold, net of current portion	1,028	26,719
Goodwill	381,717	399,530
Other intangibles, net	73,115	103,681
Deferred tax assets	134,732	4,930
Other assets	93,320	51,957
Total assets	$4,243,065	$3,737,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,797	$35,029
Accrued expenses and other current liabilities	1,035,695	914,748
Deferred revenue	843,302	777,152
Total current liabilities	1,951,794	1,726,929
Long-term debt	—	8,068
Non-current deferred revenue	21,058	355,589
Other long-term liabilities	229,633	158,285
Total liabilities	2,202,485	2,248,871
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2019 and 2018	—	—
Common stock, $.01 par value, 200,000 shares authorized; 134,602 and 132,743 shares issued and 112,181 and 114,038 outstanding at March 31, 2019 and 2018, respectively	1,346	1,327
Additional paid-in capital	2,019,369	1,888,039
Treasury stock, at cost; 22,421 and 18,705 common shares at March 31, 2019 and 2018, respectively	(820,572)	(458,180)
Retained earnings	877,626	73,516
Accumulated other comprehensive loss	(37,189)	(15,732)
Total stockholders' equity	2,040,580	1,488,970
Total liabilities and stockholders' equity	$4,243,065	$3,737,841

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2019	2018	2017
Net revenue	$2,668,394	$1,792,892	$1,779,748
Cost of goods sold	1,523,644	898,311	1,022,959
Gross profit	1,144,750	894,581	756,789
Selling and marketing	391,400	256,092	285,453
General and administrative	281,234	247,828	211,409
Research and development	230,170	196,373	137,915
Depreciation and amortization	40,232	43,969	30,707
Business reorganization	(4,958)	14,742	—
Total operating expenses	938,078	759,004	665,484
Income from operations	206,672	135,577	91,305
Interest and other, net	26,113	1,048	(15,690)
Gain on long-term investments, net	—	—	1,350
Income before income taxes	232,785	136,625	76,965
(Benefit from) provision for income taxes	(101,052)	(36,908)	9,662
Net income	$333,837	$173,533	$67,303
Earnings per share:
Basic earnings per share	$2.95	$1.57	$0.73
Diluted earnings per share	$2.90	$1.54	$0.72

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	March 31,
	2019	2018	2017
Net income	$333,837	$173,533	$67,303
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,803)	43,379	(9,086)
Cash flow hedges:
Change in unrealized gains	763	(8,153)	—
Reclassification to earnings	3,726	—	—
Tax effect on effective cash flow hedges	417	(2,038)	—
Change in fair value of cash flow hedges	4,906	(10,191)	—
Available-for-sale securities:
Net unrealized gain (loss), net of taxes	2,440	(1,778)	(169)
Reclassification to earnings for realized net loss, net of taxes	—	—	9
Change in fair value of available-for-sale securities	2,440	(1,778)	(160)
Other comprehensive income (loss)	(21,457)	31,410	(9,246)
Comprehensive income	$312,380	$204,943	$58,057

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2019	2018 (as Adjusted) (1)	2017 (as Adjusted) (1)
Operating activities:
Net income	$333,837	$173,533	$67,303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	201,221	77,887	221,911
Stock-based compensation	247,700	116,349	81,879
Amortization of intellectual property	23,879	34,830	6,738
Depreciation	39,726	32,202	30,707
Amortization of discount on Convertible Notes	91	15,662	21,222
Impairment of in-process research and development	—	11,257	—
Amortization of debt issuance costs	809	578	1,227
Deferred income taxes	110,603	(32,523)	3,020
Gain on long-term investments, net	—	—	(1,350)
Gain on redemption of Convertible Notes	—	(4,900)	—
Other, net	(225)	6,375	(3,410)
Changes in assets and liabilities:
Accounts receivable	(98,075)	(26,998)	(41,956)
Inventory	(14,403)	3,917	(4,942)
Software development costs and licenses	(206,831)	(225,269)	(252,951)
Prepaid expenses, other current and other non-current assets	(275,800)	(74,544)	(22,155)
Deferred revenue	304,713	198,397	126,285
Deferred cost of goods sold	(24,882)	(11,959)	(14,969)
Accounts payable, accrued expenses and other liabilities	201,152	198,733	189,344
Net cash provided by operating activities	843,515	493,527	407,903
Investing activities:
Change in bank time deposits	(171,057)	(40,918)	89,076
Proceeds from available-for-sale securities	325,133	241,012	155,936
Purchases of available-for-sale securities	(282,534)	(369,998)	(221,671)
Purchases of fixed assets	(66,969)	(61,557)	(21,167)
Proceeds from sale of long-term investment	—	—	1,350
Purchase of long-term investments	—	(5,000)	(1,885)
Business acquisitions, net of cash acquired	(28,149)	(9,401)	(130,669)
Asset acquisition	—	(25,965)	—
Net cash used in investing activities	(223,576)	(271,827)	(129,030)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(101,293)	(112,884)	(51,762)
Repurchase of common stock	(362,392)	(154,792)	—
Excess tax benefit from stock-based compensation	—	—	1,990
Other	—	(13,791)	—
Net cash used in financing activities	(463,685)	(281,467)	(49,772)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(10,639)	24,924	(7,798)
Net change in cash, cash equivalents, and restricted cash	145,615	(34,843)	221,303
Cash, cash equivalents, and restricted cash, beginning of year	1,246,371	1,281,214	1,059,911
Cash, cash equivalents, and restricted cash, end of year	$1,391,986	$1,246,371	$1,281,214
Supplemental data:
Interest paid	$5,265	$4,121	$7,628
Income taxes paid (refunded)	$19,280	$8,790	$6,648

(1) Prior period amounts have been adjusted retrospectively to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted
Cash. Refer to Note 1 for further discussion.

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2016	103,765	$1,038	$1,088,628	(17,192)	$(303,388)	$(166,997)	$(37,896)	$581,385
Net income	—	—	—	—	—	67,303	—	67,303
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(9,086)	(9,086)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(160)	(160)
Stock-based compensation	—	—	88,378	—	—	—	—	88,378
Tax benefit associated with stock awards	—	—	1,990	—	—	—	—	1,990
Issuance of restricted stock, net of forfeitures and cancellations	1,738	17	(17)	—	—	—	—	—
Settlement of 1.75% Convertible Notes Due 2016	13,094	131	249,866	—	—	—	—	249,997
Conversion of 1.00% Convertible Notes Due 2018	899	9	18,332	—	—	—	—	18,341
Issuance of shares related to Social Point acquisition	1,480	15	57,327	—	—	—	—	57,342
Net share settlement of restricted stock awards	(1,163)	(12)	(51,750)	—	—	—	—	(51,762)
Balance, March 31, 2017	119,813	1,198	1,452,754	(17,192)	(303,388)	(99,694)	(47,142)	1,003,728
Net income	—	—	—	—	—	173,533	—	173,533
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	43,379	43,379
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,778)	(1,778)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(10,191)	(10,191)
Stock-based compensation	—	—	293,214	—	—	—	—	293,214
Repurchased common stock	—	—	—	(1,513)	(154,792)	—		(154,792)
Issuance of restricted stock, net of forfeitures and cancellations	2,151	21	(21)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	12,082	121	254,963	—	—	—	—	255,084
Net share settlement of restricted stock awards	(1,303)	(13)	(112,871)	—	—	—	—	(112,884)
Adoption of ASU 2016-09	—	—	—	—	—	(323)	—	(323)
Balance, March 31, 2018	132,743	1,327	1,888,039	(18,705)	(458,180)	73,516	(15,732)	1,488,970
Net income	—	—	—	—	—	333,837	—	333,837
Change in cumulative foreign currency translation adjustment							(33,456)	(33,456)
Net unrealized gain on available-for-sale securities, net of taxes							2,440	2,440
Change in unrealized gains on cash flow hedge, net							4,906	4,906
Stock-based compensation			219,460					219,460
Issuance of restricted stock, net of forfeitures and cancellations	2,345	23	(23)					—
Repurchased common stock				(3,716)	(362,392)			(362,392)
Conversion of 1.00% Convertible Notes Due 2018	377	4	8,108					8,112
Net share settlement of restricted stock awards	(920)	(9)	(101,284)					(101,293)
Impact from adoption of New Revenue Accounting Standard (Note 2)						470,273	4,653	474,926
Employee share purchase plan settlement	57	1	5,069					5,070
Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers), the recoverability and amortization of software development costs and prepaid royalties, licenses, and intangible assets, the realization of deferred income taxes, the valuation of stock-based compensation, and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Segments
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are internally developed and developed by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis--supplemented by sales information by product category, major product title, and platform--for the purpose of evaluating performance and allocating resources. Financial information about our one segment and geographic areas is included in Note 2 - Revenue from Contracts with Customers and Note 9 - Fixed Assets, Net.
Concentration of Credit Risk and Accounts Receivable
We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.
If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 70.1% 70.7% and 65.5% of net revenue during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. One customer accounted for 31.3%, 30.2% and 26.3% of net revenue during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. A second customer accounted for 18.1%, 17.6%, and 14.2% of net revenue during the fiscal years ended March 31, 2019, 2018, and 2017 respectively. A third customer accounted for 10.5% of net revenue during the fiscal year ended March 31, 2019. As of March 31, 2019 and 2018, five customers accounted for 66.6% and 65.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 55.8% and 53.2% of such balances at March 31, 2019 and 2018, respectively. We had two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019 and two customers who accounted for 37.7% and 15.5% of our gross accounts receivable as of March 31, 2018. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2019 and 2018. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash balance is primarily related to a dedicated account limited to the payment of certain internal royalty obligations.
Short-term Investments
Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within Short-term investments on our Consolidated Balance Sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments.
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
Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from 12 to 36 months.
We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the title's actual performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We use a number of criteria in evaluating expected product performance, including historical performance of comparable products developed with comparable technology, market performance of comparable titles, orders for the product prior to its release, general market conditions, and past performance of the franchise. When we determine that capitalized cost of the title is unlikely to be recovered by product sales, an impairment of software development and license capitalized costs is charged to cost of goods sold in the period in which such determination is made.
We have profit and unit sales based internal royalty programs that allow selected employees to participate in the success of software titles that they assist in developing. Royalties earned under this program are recorded as a component of Cost of goods sold in the period earned. Amounts earned and not yet paid are reflected within the software development royalties component of Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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
We use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach, or combination of approaches, ultimately selected is based on the characteristics of the asset and the availability of information.

We test our goodwill for impairment annually, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We have determined that we operate in two reporting units, which are components of our operating segment. In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50%) less than the carrying value before performing a quantitative impairment test.
When a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment analysis for goodwill is performed at the reporting unit level. The quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value, considering the related income tax effect of any goodwill deductible for tax purposes.

In performing the quantitative assessment, we measure the fair value of the reporting unit using a combination of the income and market approaches. The assessment requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate, comparable market data. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.

Consistent with prior years, we performed our annual impairment assessment process for goodwill in August 2018 and did not record any goodwill impairments. During the fiscal quarter ended March 31, 2019, we changed the measurement date for performing our annual goodwill impairment test from the beginning of August to the beginning of March. As a result, we performed an additional impairment test for our goodwill as of March 1, 2019 which did not result in any impairment of our goodwill. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with our internal budgeting process and did not delay, accelerate, or avoid an impairment of our goodwill. Retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods.

Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2019, 2018, or 2017.
Long-lived Assets
We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2019, no indicators of impairment existed.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. On April 1, 2018, we adopted the new accounting standard and related amendments (the “New Revenue Accounting Standard”) using the modified retrospective method. Refer to the Recently Adopted Accounting Pronouncements section below for the impact of adoption on our Consolidated Financial Statements. Refer to Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for our revenue recognition accounting policy as it relates to revenue transactions prior to April 1, 2018.

We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One"), and personal computers ("PC"), including smartphones and tablets. Our interactive entertainment content consists of full game software products that may contain offline gameplay, online gameplay, or a combination of offline and online gameplay. We may also sell separate downloadable add-on content to supplement our full game software products. Certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases.
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
Our software products are sold as full games, which typically provide access to the main game content, primarily for console and PC. Generally, our full game software products deliver a license of our intellectual property that provides a functional offline gaming experience (i.e., one that does not require an Internet connection to access the main game content or other significant game related services). We recognize revenue related to the license of our intellectual property that provides offline functionality at the time control of the products have been transferred to our customers.
In addition, some of our full game software products that provide a functional offline gaming experience may also include significant game related services delivered over time, such as online functionality that is dependent upon online support services and/or additional free content updates. For full game sales that offer offline functionality and significant game related services we evaluate whether the license of our intellectual property and the game related services are distinct and separable. This evaluation is performed for each software product sold. If we determine that our software products contain a license of intellectual property separate from the game related services (i.e. multiple performance obligations), we estimate a standalone selling price for each identified performance obligation. We allocate the transaction price to each performance obligation using a relative standalone selling price method (the transaction price is allocated to a performance obligation based on the proportion of the standalone selling price of each performance obligation to the sum of the standalone selling prices for all performance obligations in the contract). For the portion of the transaction price allocable to the license, revenue is recognized when the customer takes control of the product. For the portion of the transaction price allocated to game related services, revenue is recognized ratably over an estimated service period for the related software product. We also defer related product costs and recognize the costs as the revenues are recognized.
Certain of our full game software products are delivered primarily as an online gaming experience with substantially all gameplay requiring online access to our game related services. We recognize revenue for full game software products that are dependent on our game related services over an estimated service period. For our full game online software products, we also defer related product costs and recognize the costs as the revenue is recognized.
In addition to sales of our full game software products, certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases. Revenue from the sale of virtual currency and in-game purchases is deferred and recognized ratably over an estimated service period.
We also sell separate downloadable add-on content to supplement our full game software products. Revenue from the sale of separate downloadable add-on content is evaluated for revenue recognition on the same basis as our full game software products.
Certain software products are sold to customers with a “street date” (the earliest date these products may be sold by these retailers). For the transaction price related to the license for these products that also provide a functional offline gaming experience, we recognize revenue on the later of the street date or the sale date as this is generally when we have transferred control of this performance obligation. For the sale of physical software products, recognition of revenue allocated to game related services does not begin until the product is sold-through by our customer to the end user. We currently estimate sell-through to the end user for all our titles to be approximately two months after we have sold-in the software products to retailers. Determining the estimated sell-through period is subjective and requires significant management judgment and estimates.
In addition, some of our software products are sold as digital downloads. Revenue from digital downloads generally commences when the download is made available to the end user by a third-party digital storefront.
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

Contract Balances
We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and we record deferred revenue when cash payments are received or due in advance of satisfying our performance obligations, even if amounts are refundable. Contract assets generally consist of arrangements for which we have recognized revenue to the extent it is probable that significant reversal will not occur but do not have a right to invoice as of the reporting date. Contract assets are recorded within Prepaid expenses and other on our Consolidated Balance Sheet.
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

Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, and Valve's Steam, we have determined we are not the principal in the sales transaction to the end user and therefore we report revenue based on the consideration received from the digital storefront. For sales arrangements via Apple's App Store and the Google Play Store, we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within Cost of goods sold.

Shipping and Handling
Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
Estimated Service Period
For performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between 9 and 15 months depending on the software product.
Revenue Arrangements with Multiple Performance Obligations
Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment. For software products in which the software license has offline functionality and benefits from meaningful game related services, which may include online functionality that is dependent on our online support services and/or additional free content updates, we believe we have separate performance obligations for the license of the intellectual property and the game related services. Additionally, because each of our product offerings has unique features and because we do not sell our game related services separately, we typically do not have observable standalone selling prices for each performance obligation. Significant judgment and estimates are also required to determine the standalone selling price for each distinct performance obligation and whether a discount needs to be allocated based on the relative standalone selling price of our products and services.
To estimate the standalone selling price for each performance obligation, we consider, to the extent available, a variety of data points such as past selling prices of the product or other similar products, competitor pricing, and market data. If observable pricing is not available, we use an expected cost-plus margin approach taking into account relevant costs including product development, post-release support, marketing and licensing costs. This evaluation is performed on a product by product basis.

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
Advertising
We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2019, 2018 and 2017 amounted to $249,315, $140,618 and $173,947, respectively, and are included in "Selling and marketing expense" in our Consolidated Statements of Operations.
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
We estimate the fair value of time-based awards using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For performance-based shares, we do not record expense until the performance criteria are considered probable.
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
We define common stock equivalents as unvested stock-based awards and common stock underlying our Convertible Notes (see Note 12 - Debt) outstanding during the period. Common stock equivalents are measured using the treasury stock method, and common stock equivalents underlying the Convertible Notes are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.
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
Recently Adopted Accounting Pronouncements
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15: Intangibles - Goodwill and Other - Internal-Use Software - (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning December 15, 2019 (April 1, 2020 for the Company), with early adoption permitted. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs after the date of adoption. We early adopted this update effective July 1, 2018 as the standard aligns with how we are currently accounting for implementation costs incurred in a cloud computing arrangement. The adoption did not have an impact on our Consolidated Financial Statements.
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
We adopted the new standard during the first quarter of fiscal 2019 and applied the standard retrospectively for all periods presented. The application of this new standard resulted in a decrease of $128,063, a decrease of $99,580, and an increase of $76,474 of net cash from operating activities on our Consolidated Statements of Cash Flows for the twelve months ended March 31, 2019, 2018, and 2017, respectively.

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

We early adopted this update effective April 1, 2018 to simplify the accounting for non-employee stock-based awards so that it is better aligned with the current guidance for employee stock-based awards. The application of this new standard did not have a significant impact to our Consolidated Financial Statements for the fiscal year ended March 31, 2019, as our last re-measurement date for non-employee awards was March 31, 2018. The adoption of this ASU results in a change to our accounting policy for non-employee stock-based awards.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation. This new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.

We adopted this update effective April 1, 2017. Upon adoption, using the modified retrospective transition method, we recognized previously unrecognized excess tax benefits as a deferred tax asset, which was fully offset by a valuation allowance, resulting in no net impact to retained earnings. Without the valuation allowance, upon adoption, our deferred tax asset would have increased by $24,594. We elected to apply the change in presentation of excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative effect adjustment of $323 to retained earnings (an increase in the accumulated deficit). During the fiscal year ended March 31, 2019 and 2018, we recognized $13,340 and $53,169, respectively, of excess tax benefits on stock-based compensation in our Consolidated Statement of Operations as a result of adopting this update. The other aspects of the new guidance did not have a material effect on our Consolidated Financial Statements.

Accounting for Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 (April 1, 2020 for the Company), including interim periods within those fiscal years, and are applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this update effective April 1, 2018. The adoption did not have an impact on our Consolidated Financial Statements.
Revenue from Contracts with Customers
As noted in our Revenue Recognition accounting policy above, we adopted the New Revenue Accounting Standard effective April 1, 2018.
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

The most significant impacts of adopting the New Revenue Accounting Standard are:

•
The elimination of the requirement for vendor-specific objective evidence (“VSOE”) of fair value for software products that offer offline gameplay functionality and benefit from meaningful game related services which may include online functionality that is dependent on our online support services and/or additional free content updates. Under the prior revenue accounting guidance, for software products with multiple deliverables for which we did not have VSOE for our game related service deliverables, we recognized revenue ratably over an estimated service period that was based on game life. Under the New Revenue Accounting Standard, we allocate the sales price and recognize revenue for the offline software upon delivery and the remainder over an estimated service period, which represents a player's typical user life (see below). Upon adoption, this difference in accounting primarily affected revenue recognition from Grand Theft Auto V and our NBA 2K franchise, where the majority of the sales price was allocated to the offline software and recognized upon transfer of control to our customers, and the remaining amounts allocated to the game related service performance obligation and recognized over the estimated service period.

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

As a result of adopting the New Revenue Accounting Standard the following adjustments were made to our Consolidated Balance Sheet at April 1, 2018, which also reflect the changes related to income tax accounts included in Prepaid expenses and other, Other assets, Accrued expenses and other current liabilities, and Other long-term liabilities:

	March 31, 2018	Adjustments	April 1, 2018
ASSETS
Accounts receivable, net	$247,649	$53,940	$301,589
Software development costs and licenses	33,284	(11,096)	22,188
Deferred cost of goods sold	117,851	(89,867)	27,984
Prepaid expenses and other	133,454	33,620	167,074
Deferred cost of goods sold, net of current portion	26,719	(25,687)	1,032
Deferred tax assets	4,930	51,430	56,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$914,748	$69,678	$984,426
Deferred revenue	777,152	(230,144)	547,008
Non-current deferred revenue	355,589	(336,456)	19,133
Other long-term liabilities	158,285	34,336	192,621
Retained earnings	73,516	470,273	543,789
Accumulated other comprehensive loss	(15,732)	4,653	(11,079)
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of committed lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2018 (April 1, 2019 for the Company). We will adopt the new guidance using a modified retrospective approach whereby lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. While we are still evaluating the effect that ASU 2016-02 will have on our Consolidated Balance Sheet, we expect that assets and liabilities will increase materially when operating leases are recorded on our Consolidated Balance Sheets under the new standard. Our current operating lease portfolio primarily includes leases related to real estate. See Note 14 - Commitments and Contingencies for a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of March 31, 2019.
2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impacts on financial statement line items

Our adoption of the New Revenue Accounting Standard had the following impact on our Consolidated Statement of Operations for the twelve months ended March 31, 2019:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
Net revenue	$2,668,394	$1,927,148	$741,246
Cost of goods sold	1,523,644	1,218,056	305,588
Gross profit	1,144,750	709,092	435,658
Selling and marketing	391,400	391,400	—
General and administrative	281,234	281,234	—
Research and development	230,170	230,170	—
Depreciation and amortization	40,232	40,232	—
Business reorganization	(4,958)	(4,958)	—
Total operating expenses	938,078	938,078	—
Income (loss) from operations	206,672	(228,986)	435,658
Interest and other, net	26,113	28,296	(2,183)
Income (loss) before income taxes	232,785	(200,690)	433,475
(Benefit from) provision for income taxes	(101,052)	(204,782)	103,730
Net income	$333,837	$4,092	$329,745
Earnings per share:
Basic earnings per share	$2.95	$0.04	$2.91
Diluted earnings per share	$2.90	$0.04	$2.86

Our adoption of the New Revenue Accounting Standard had the following impact on our Consolidated Balance Sheet as of March 31, 2019:

	Amounts as reported	Amounts without adoption of New Revenue Accounting Standard	Increase (decrease) due to adoption of New Revenue Accounting Standard
ASSETS
Accounts receivable, net	$395,729	$330,448	$65,281
Software development costs and licenses	28,880	39,191	(10,311)
Deferred cost of goods sold	51,867	176,802	(124,935)
Prepaid expenses and other	186,688	195,744	(9,056)
Software development costs and licenses, net of current portion	603,436	777,238	(173,802)
Deferred cost of goods sold, net of current portion	1,028	75,919	(74,891)
Deferred tax assets	134,732	157,741	(23,009)

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$1,035,695	$949,347	$86,348
Deferred revenue	843,302	1,445,936	(602,634)
Non-current deferred revenue	21,058	677,148	(656,090)
Other long-term liabilities	229,633	202,721	26,912
Retained earnings	877,626	77,608	800,018
Accumulated other comprehensive loss	(37,189)	(31,912)	(5,277)

Our adoption of the New Revenue Accounting Standard accelerated the revenue recognition of prior period game sales into retained earnings, which resulted in increased cash taxes paid on our Consolidated Statement of Cash Flows for the fiscal year ending March 31, 2019.

Disaggregation of revenue
Product revenue
Product revenue is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e. upon delivery of the software product).
Service and other revenue
Service and other revenue is primarily comprised of revenue from our software products that include game related services, or separate virtual currency transactions, and in-game purchases, which are recognized over an estimated service period.

Net revenue by product revenue and service and other was as follows:

Twelve Months Ended March 31,
2019
Net revenue recognized(1):
Service and other	$1,319,033
Product	1,349,361
Total net revenue	$2,668,394
(1) Disaggregated revenue category added as a result of adoption of ASC 606. As we used the modified retrospective method in adopting ASC 606, no comparative periods are presented.
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

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

Twelve Months Ended March 31,
2019
Net revenue recognized(1):
Full game and other	$1,597,478
Recurrent consumer spending	1,070,916
Total net revenue	$2,668,394
(1) Disaggregated revenue category added as a result of adoption of ASC 606. As we used the modified retrospective method in adopting ASC 606, no comparative periods are presented.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Twelve Months Ended March 31,
	2019	2018(1)	2017(1)
Net revenue recognized:
United States	$1,426,906	$1,052,313	$999,128
International	1,241,488	740,579	780,620
Total net revenue	$2,668,394	$1,792,892	$1,779,748
(1) This disaggregated revenue category had previously been disclosed as part of Note 17 - Segment and Geographic Information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

Platform
Net revenue by platform was as follows:

	Twelve Months Ended March 31,
	2019	2018(1)	2017(1)
Net revenue recognized:
Console	$2,233,861	$1,463,306	$1,440,724
PC and other	434,533	329,586	339,024
Total net revenue	$2,668,394	$1,792,892	$1,779,748
(1) This disaggregated revenue category had previously been disclosed as part of Note 17 - Segment and Geographic Information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Twelve Months Ended March 31,
	2019	2018(1)	2017(1)
Net revenue recognized:
Digital online	$1,681,609	$1,130,946	$921,734
Physical retail and other	986,785	661,946	858,014
Total net revenue	$2,668,394	$1,792,892	$1,779,748
(1) This disaggregated revenue category had previously been disclosed as part of Note 17 - Segment and Geographic Information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenue, including current and non-current balances as of April 1, 2018 and March 31, 2019 were $566,141 and $864,360, respectively. For the twelve months ended March 31, 2019, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the twelve months ended March 31, 2019, $548,531 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,131,714, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,047,309 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of March 31, 2019 and April 1, 2018, our contract asset balances were $57,643 and $69,522, respectively.
3.     MANAGEMENT AGREEMENT
In March 2014, we entered into an amended management services agreement, (the "2014 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. The 2014 Management Agreement became effective April 1, 2014. The 2014 Management Agreement provided for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In November 2017, we entered into a new management agreement, (the "2017 Management Agreement"), with ZelnickMedia pursuant to which

ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018 and supersedes and replaces the 2014 Management Agreement, except as otherwise contemplated by the 2017 Management Agreement. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $9,265, $8,426 and $7,722 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Pursuant to the 2017 Management Agreement and 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2019, 2018 and 2017, we recorded $21,257, $32,801 and $29,573, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 16 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$389,936	$389,936	$—	$—	Cash and cash equivalents
Commercial paper	39,246	—	39,246	—	Cash and cash equivalents
US Treasuries	25,449	25,449	—	—	Cash and cash equivalents
Money market funds	565,461	565,461	—	—	Restricted cash
Bank-time deposits	387,720	387,720	—	—	Short-term investments
Corporate bonds	296,141	—	296,141	—	Short-term investments
US Treasuries	55,634	55,634	—	—	Short-term investments
Commercial paper	4,990	—	4,990	—	Short-term investments
Cross-currency swap	791	—	791	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(423)	—	(423)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$1,766,768	$1,424,200	$340,745	$1,823

	March 31, 2018	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$516,626	$516,626	$—	$—	Cash and cash equivalents
Bank-time deposits	21	21	—	—	Cash and cash equivalents
Commercial paper	10,796	—	10,796	—	Cash and cash equivalents
Corporate bonds	308,716	—	308,716	—	Short-term investments
US Treasuries	59,725	59,725	—	—	Short-term investments
Commercial paper	25,422	—	25,422	—	Short-term investments
Mutual funds	4,880	—	4,880	—	Short-term investments
Bank-time deposits	216,663	216,663	—	—	Short-term investments
Foreign currency forward contracts	12	—	12	—	Prepaid expenses and other
Foreign currency forward contracts	(43)	—	(43)	—	Accrued and other current liabilities
Cross-currency swap	(15,659)	—	(15,659)	—	Accrued and other current liabilities
Private equity	$1,205	$—	$—	$1,205	Other assets
Total recurring fair value measurements, net	$1,128,364	$793,035	$334,124	$1,205
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2019.
5.     SHORT-TERM INVESTMENTS
Our short-term investments consisted of the following as of March 31, 2019:

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$387,720	$—	$—	$387,720
Available-for-sale securities:
Corporate bonds	295,526	742	(127)	296,141
US Treasuries	55,656	27	(49)	55,634
Commercial paper	4,990			4,990
Total short-term investments	$743,892	$769	$(176)	$744,485

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$216,663	$—	$—	$216,663
Available-for-sale securities:
Corporate bonds	310,387	16	(1,687)	308,716
US Treasuries	59,970	—	(245)	59,725
Commercial paper	25,422	—	—	25,422
Mutual funds	4,876	16	(12)	4,880
Total short-term investments	$617,318	$32	$(1,944)	$615,406
Based on our evaluation of impairment for these investments, we did not consider any of these investments to be other-than-temporarily impaired as of March 31, 2019 or 2018. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.

The following table summarizes the contracted maturities of our short-term investments at March 31, 2019:

	March 31, 2019
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$629,474	$629,496
Due in 1-2 years	114,418	114,989
Total short-term investments	$743,892	$744,485

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2019	2018
Forward contracts to purchase foreign currencies	$116,590	$4,359
Forward contracts to sell foreign currencies	$87,793	$67,580
For the fiscal years ended March 31, 2019, 2018 and 2017, we recorded a gain of $16,831, a loss of $19,473, and a gain of $7,197, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point (See note 23). As of March 31, 2019, the notional amount of the cross-currency swap is $115,641. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.

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

7.     INVENTORY
Inventory balances by category are as follows:

	March 31,
	2019	2018
Finished products	$24,847	$13,940
Parts and supplies	3,353	1,222
Inventory	$28,200	$15,162
Estimated product returns included in inventory at March 31, 2019 and 2018 were $491 and $373, respectively.
8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2019		2018
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$14,809	$434,712	$19,338	$515,761
Software development costs, externally developed	3,655	168,381	4,275	122,270
Licenses	10,416	343	9,671	1,338
Software development costs and licenses	$28,880	$603,436	$33,284	$639,369
Software development costs and licenses, net of current portion as of March 31, 2019 and 2018 included $378,030 and $638,055, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Amortization of software development costs and licenses	$342,870	$101,437	$222,801
Impairment of software development costs and licenses	7,426	1,060	20,166
Less: Portion representing stock-based compensation	(149,075)	(24,610)	(21,056)
Amortization and impairment, net of stock-based compensation	$201,221	$77,887	$221,911
During the twelve months ended March 31, 2019, we recorded $7,426 of software development impairment charges (a component of Cost of goods sold). The impairment charges relate to a decision not to proceed with further development of certain interactive entertainment software.
9.     FIXED ASSETS, NET
Fixed asset balances by category are as follows:

	March 31,
	2019	2018
Computer equipment	$118,841	$87,926
Leasehold improvements	99,093	88,762
Computer software	52,641	47,702
Furniture and fixtures	16,179	13,933
Office equipment	10,758	8,139
	297,512	246,462
Less: accumulated depreciation	(169,630)	(143,984)
Fixed assets, net	$127,882	$102,478
Depreciation expense related to fixed assets for the fiscal years ended March 31, 2019, 2018 and 2017 was $39,726, $32,202 and $30,629, respectively.

The following represents our fixed assets, net by location:

	March 31,
	2019	2018
United States	$78,197	$65,476
International	49,685	37,002
Fixed assets, net	$127,882	$102,478

10.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The change in our goodwill balance is as follows:

Total
Balance at March 31, 2017	$359,115
Additions from immaterial acquisition	6,236
Adjustments (see Note 23)	4,245
Currency translation adjustment	$29,934
Balance at March 31, 2018	$399,530
Additions from immaterial acquisition	3,149
Currency translation adjustment	$(20,962)
Balance at March 31, 2019	$381,717
Indefinite-lived intangibles
Other intangibles, net, as of March 31, 2018, included in-process research and development ("IPR&D") assets of $5,226 acquired as part of the Social Point acquisition, which were indefinite-lived intangibles and therefore not subject to amortization until the related games were released or development was abandoned. During the fiscal year ended March 31, 2019, we released Tasty Town and reclassified the balance to definite-lived intangibles. As of March 31, 2019, there are no IPR&D assets included in Other intangibles, net. During the fiscal year ended March 31, 2018, as a result of our decision not to proceed with further development of a certain game related IPR&D, we recognized an impairment charge of $11,257 in Depreciation and amortization expense in our Consolidated Statements of Operations.
Definite-lived intangibles
The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed game technology	65,428	(32,975)	32,453	67,133	(23,189)	43,944	4 years
Intellectual property	$26,109	$(6,524)	$19,585	$37,431	$(13,616)	$23,815	6 years
Analytics technology	31,271	(13,551)	17,720	34,499	(8,050)	26,449	5 years
Branding and trade names	4,422	(1,065)	3,357	4,879	(632)	4,247	9 years
User base	—	—	—	10,454	(10,454)	—	1 year
Total definite-lived intangible assets	$127,230	$(54,115)	$73,115	$154,396	$(55,941)	$98,455
During the fiscal year ended March 31, 2018, we acquired intellectual property related to Kerbal Space Program, which was treated as an asset acquisition, resulting in a $21,500 increase in Intellectual property, and a $4,465 increase in Developed game technology.

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Cost of goods sold	$16,937	$19,719	$4,252
Selling and marketing	—	8,107	1,497
Research and development	6,436	6,494	989
Depreciation and amortization	506	510	78
Total amortization of intangible assets	$23,879	$34,830	$6,816
Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2020	$21,469
2021	20,669
2022	19,371
2023	7,084
2024	3,844
11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31,
	2019	2018
Software development royalties	$713,201	$600,512
Compensation and benefits	73,695	57,499
Refund Liability	65,853	—
Licenses	56,221	43,261
Marketing and promotions	42,390	19,731
Business reorganization (see Note 20)	—	72,074
Deferred acquisition payments	—	25,000
Other	84,335	96,671
Accrued expenses and other current liabilities	$1,035,695	$914,748

12.   DEBT
New Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “New Credit Agreement”). The New Credit Agreement replaced our existing Credit Agreement (see below), which was terminated on the same day. The New Credit Agreement runs through February 8, 2024. The New Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the New Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities.

Loans under the New Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at March 31, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.49% at March 31, 2019), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at March 31, 2019.

Information related to availability on our New Credit Agreement is as follows:

March 31,
2019
Available borrowings	$198,336
Outstanding letters of credit	$1,664

     We recorded interest expense and fees related to the New Credit Agreement of $372, for the fiscal year ended March 31, 2019. The New Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the New Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

Credit Agreement
In December 2017, we entered into a Seventh Amendment to our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provided for borrowings of up to $100,000 which could have been increased by up to $100,000 pursuant to the terms of the Credit Agreement and which was secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement was terminated in connection with our entering into the New Credit Agreement. We had no outstanding borrowings at March 31, 2018.
We recorded interest expense and fees related to the Credit Agreement of $472, $441 and $441, for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.
1.00% Convertible Notes Due 2018
On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018. The Convertible Notes were issued at 98.5% of par value for proceeds of $283,188, which included a $37,500 overallotment option that was exercised. Interest on the Convertible Notes was payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The Convertible Notes matured on July 1, 2018.
The following table provides the components of interest expense related to our Convertible Notes:

	Fiscal Year Ended March 31,
	2019	2018	2017
Cash interest expense (coupon interest expense)	$1	$539	$2,784
Non-cash amortization of discount on 1.00% Convertible Notes	91	15,662	14,221
Amortization of debt issuance costs	3	466	453
Total interest expense related to 1.00% Convertible Notes	$95	$16,667	$17,458

13.   EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted EPS (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2019	2018	2017
Computation of Basic earnings per share:
Net income	$333,837	$173,533	$67,303
Less: net income allocated to participating securities	—	(159)	(1,275)
Net income for basic earnings per share calculation	$333,837	$173,374	$66,028
Total weighted average shares outstanding—basic	113,176	110,210	91,921
Less: weighted average participating shares outstanding	—	(101)	(1,741)
Weighted average common shares outstanding—basic	113,176	110,109	90,180
Basic earnings per share	$2.95	$1.57	$0.73
Computation of Diluted earnings per share:
Net income	$333,837	$173,533	$67,303
Less: net income allocated to participating securities	—	(155)	(1,246)
Net income for diluted earnings per share calculation	$333,837	$173,378	$66,057
Weighted average common shares outstanding—basic	113,176	110,109	91,921
Add: dilutive effect of common stock equivalents	2,022	2,755	2,152
Weighted average common shares outstanding—diluted	115,198	112,864	94,073
Less: weighted average participating shares outstanding	—	(101)	(1,741)
Weighted average common shares outstanding- diluted	115,198	112,763	92,332
Diluted earnings per share	$2.90	$1.54	$0.72

Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of March 31, 2019, we have no material participating securities.
The calculation of EPS for common stock under the two-class method shown above excludes income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator.
We define common stock equivalents as stock-based awards and common stock related to our Convertible Notes (see Note 12 - Debt) outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which were assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

14.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2019 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2020	$183,309	$52,953	$28,365	$23,707	$288,334
2021	120,008	28,830	27,882	9,559	186,279
2022	114,734	28,661	26,272	5,063	174,730
2023	56,884	78,100	23,787	623	159,394
2024	51,792	24,600	16,474	484	93,350
Thereafter	55,792	49,200	82,570	—	187,562
Total	$582,519	$262,344	$205,350	$39,436	$1,089,649
Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through March 2025. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.
Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through September 2024 and primarily reflect our agreements with major sports leagues and players' associations.
Operating Leases:    Our offices are occupied under non-cancelable operating leases expiring at various times through December 2032. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through June 2023. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $29,204, $25,301 and $19,545 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2024.
Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2019, 2018 and 2017 were $10,881, $9,592 and $8,018, respectively.
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
On February 7, 2019, all of the previously disclosed lawsuits, claims, and counterclaims that had been pending since April 2016 with Mr. Leslie Benzies, the former president of one of our subsidiaries, were resolved. See Note 20 - Business Reorganization.
15.   INCOME TAXES
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (herein referred to as the "Act”). The Act made broad and complex changes to the U.S. tax code. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 and required companies to pay a one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries. In addition, the Act made other changes, including, but not limited to, (1) a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision that taxes global intangible low-taxed income ("GILTI"), (4) the repeal of the domestic production activity deduction, and (5) other base broadening provisions. As of March 31, 2018, we recognized a tax benefit of $6,202 due to the re-measurement of the deferred tax liability relating to indefinite lived intangibles as a result of the reduced U.S. federal corporate income tax rate.
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Act enactment date, during which a company acting in good faith may complete the accounting for the impact of the Act under ASC 740. In accordance with SAB 118, the income tax effects of the Act must be reflected in the reporting period in which the accounting under ASC Topic 740 is complete. As of March 31, 2018, we recorded an estimated increase to income tax expense of $18,078 related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as a result of the Act. The estimated increase was a result of transition tax of $26,649, offset by an increased benefit from domestic production deductions and other tax credits. As of March 31, 2019, we completed the accounting and recorded a decrease to income tax expense of $4,553 to adjust the provisional estimate related to the one-time transition tax on the previously untaxed earnings of certain foreign subsidiaries as a result of the Act. The impact of the Act differs from these estimates due to changes in interpretations and assumptions we have made, guidance that was issued, and actions taken as a result of the Act.
Components of income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Domestic	$134,265	$136,239	$86,050
Foreign	98,520	386	(9,085)
Income before income taxes	$232,785	$136,625	$76,965

Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2019	2018	2017
Current:
U.S. federal	$8,240	$(7,327)	$19,271
U.S. state and local	2,857	(1,266)	2,521
Foreign	22,274	4,208	(13,012)
Total current income taxes	33,371	(4,385)	8,780
Deferred:
U.S. federal	(128,317)	(13,530)	969
U.S. state and local	(9,157)	195	2,395
Foreign	3,051	(19,188)	(2,482)
Total deferred income taxes	(134,423)	(32,523)	882
(Benefit from) Provision for income taxes	$(101,052)	$(36,908)	$9,662

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	31.6%	35.0%
State and local taxes, net of U.S. federal benefit	2.9%	0.5%	4.9%
Foreign tax rate differential(1)	(9.0)%	(6.9)%	(1.4)%
Foreign earnings	5.1%	1.2%	5.5%
Tax credits(2)	(15.0)%	(16.5)%	(45.8)%
Excess tax benefits from stock-based compensation(3)	(5.7)%	(38.9)%	—
One-time transition tax(4)	(2.0)%	19.5%	—
Domestic production deduction	—%	(2.8)%	(2.5)%
Valuation allowance—domestic(5)	(46.0)%	(0.5)%	10.1%
Valuation allowance—foreign	—%	(2.5)%	0.1%
Change in reserves	1.3%	(11.0)%	2.9%
Other(6)	4.0%	(0.7)%	3.7%
Effective tax rate	(43.4)%	(27.0)%	12.5%

(1) The foreign rate differential in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference in the foreign versus U.S. income tax rate.
(2) Tax benefits were recorded for fiscal years ended March 31, 2019, 2018, and 2017 attributable to certain tax credits related to software development activities.
(3) The accounting for stock based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends upon the stock price at the time of employee award vesting.
(4) Represents the true-up related to the provisional estimate recorded in the fiscal year ended March 31, 2018 in accordance with SAB 118 for the one-time transition tax on previously untaxed earnings of certain foreign subsidiaries.
(5) The change in domestic valuation allowance includes a reduction in our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized in the fiscal year ended March 31, 2019.
(6) Includes the effects from the Act, excluding the SAB 118 true-up relating to the one-time transition tax, which were not material

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2019	2018
Deferred tax assets:
Accrued compensation expense	$113,517	$94,919
Equity-based compensation	82,720	78,293
Tax credit carryforward	72,408	64,175
Net operating loss carryforward	27,498	35,378
Deferred rent	5,965	5,729
Business reorganization	158	16,369
Deferred Revenue	—	42,426
Sales returns and allowances (including bad debt)	—	575
Other	411	1,145
Total deferred tax assets	302,677	339,009
Less: Valuation allowance	(49,413)	(195,640)
Net deferred tax assets	253,264	143,369
Deferred tax liabilities:
Capitalized software and depreciation	(101,168)	(118,119)
Intangible amortization	(22,486)	(24,651)
Deferred revenue	(17,100)	—
Convertible debt	—	(13)
Other	(4,690)	(4,534)
Total deferred tax liabilities	(145,444)	(147,317)
Net deferred tax asset / (liability) (1)	107,820	(3,948)
(1) As of March 31, 2019, $134,732 is included in Deferred tax assets and $26,912 is included in Other long-term liabilities. As of March 31, 2018, $3,948 is included in Other long-term liabilities.
We recognized a tax benefit of $107,132 from a reduction in our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. Our determination took into account that successful launch of Red Dead Redemption 2 during the fiscal 2019 along with our recent positive trend of earnings.
The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization. In the previous year, the net deferred tax liability is primarily the result of deferred tax liabilities related to indefinite lived intangibles, which cannot be used to offset deferred tax assets, as well as deferred tax liabilities related to intangibles as a result of the acquisition of Social Point.
At March 31, 2019, we had domestic net operating loss carryforwards totaling $47,520 of which $23,986 will expire in 2022 to 2027, $15,308 will expire from 2029 to 2032, and $8,226 will expire in 2038 to 2039. In addition, we had foreign net operating loss carryforwards of $20,563, of which $4,494 will expire from 2023 to 2028 and the remainder may be carried forward indefinitely.
At March 31, 2019, we had domestic credit carryforwards totaling $202,450, of which $115,008 expire in 2029 to 2039, and the remainder may be carried forward indefinitely.
The total amount of undistributed earnings of foreign subsidiaries was approximately $410,095 at March 31, 2019 and $314,800 at March 31, 2018. As of March 31, 2019, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2019, 2018 and 2017, we recognized an increase in interest and penalties of $232, $2,363 and $877, respectively. The gross amount of interest and penalties accrued as of March 31, 2019 and 2018 was $6,686 and $6,453, respectively.
As of March 31, 2019, we had gross unrecognized tax benefits, including interest and penalties, of $139,006, of which $23,937 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2019, gross unrecognized tax benefits increased by $10,496.
We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2016 and state income tax returns for periods prior to the fiscal year ended March 31, 2014. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended March 31, 2014. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal year ended March 31, 2015.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $11,117 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Balance, beginning of period	$122,056	$116,085	$52,799
Additions:
Current year tax positions	13,281	23,007	65,669
Prior year tax positions	288	7,406	5,086
Reduction of prior year tax positions	(1,700)	(436)	—
Lapse of statute of limitations	(1,605)	(24,006)	(7,469)
Balance, end of period	$132,320	$122,056	$116,085
We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
16.   STOCK-BASED COMPENSATION
Stock Incentive Plan
In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 7,596, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2019, there were approximately 5,426 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZelnickMedia in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2019	2018	2017
Cost of goods sold	$149,075	$24,610	$21,056
Selling and marketing	23,685	13,258	9,963
General and administrative	51,903	58,037	42,908
Research and development	23,037	18,020	7,952
Business reorganization	—	2,424	—
Stock-based compensation expense before income taxes	$247,700	$116,349	$81,879
Income tax benefit	$(48,383)	$(3,561)	$(1,552)
Stock-based compensation expense, net of income tax benefit	$199,317	$112,788	$80,327
Capitalized stock-based compensation expense	$75,725	$90,914	$74,717
During the fiscal year ended March 31, 2019, the forfeiture of awards resulted in the reversal of expense of $5,784 and amounts capitalized as software development costs of $17,504. During the fiscal year ended March 31, 2018, the forfeiture of awards resulted in the reversal of expense of $17,069 and amounts capitalized as software development costs of $53,779.
As of March 31, 2019, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $345,858 and will be either recognized as compensation expense over a weighted-average period of approximately 2.9 years or capitalized as software development costs.
For the fiscal years ended March 31, 2019, 2018 and 2017, the weighted average fair values of restricted stock units that vested were $264,162, $268,570 and $137,130, respectively.
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
ZelnickMedia Non-Employee Awards
In connection with the 2014 Management Agreement and the 2017 Management Agreement, we granted restricted stock units to ZelnickMedia (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2019	2018
Time-based	86	66
Market-based(1)	158	122
Performance-based(1)
New IP	—	21
Major IP	—	20
IP	27	—
Recurrent Consumer Spending ("RCS")	26	—
Total-Performance-based	53	41
Total Restricted Stock Units	297	229

(1) Represents the maximum number of shares eligible to vest.

Time-based restricted stock units granted in fiscal 2019 will vest on April 13, 2020, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2018 vested on April 4, 2019.
Market-based restricted stock units granted in fiscal 2019 are eligible to vest on April 13, 2020, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2018 vested on April 4, 2019. Market-based restricted stock units are eligible to vest based on our Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at least at the 75th percentile.
Performance-based restricted stock units granted in fiscal 2019 are eligible to vest on April 13, 2020, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2018 vested on April 4, 2019. The performance-based restricted stock units granted in fiscal 2018, of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement), were eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP", respectively, measured over a two-year period. The performance-based restricted stock units granted in fiscal 2019, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either (a) individual product releases of "IP" or (b) "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics have been achieved as of March 31, 2019 for the "Major IP," "IP," and "RCS" performance-based restricted stock units granted in fiscal 2018 and fiscal 2019.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia as of March 31, 2019 and 2018 were 526 and 602, respectively. During the fiscal year ended March 31, 2019, 340 restricted stock units previously granted to ZelnickMedia vested and 33 restricted stock units were forfeited by ZelnickMedia.
Fair Value of Stock-Based Awards
Time-Based Awards
The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2019, 2018 and 2017 was $103.79, $106.28 and $49.43 per share, respectively.
For the fiscal years ended March 31, 2019, 2018 and 2017, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZelnickMedia was $97.19, $78.53 and $36.37 per share, respectively.

The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2016	4,444	$22.74
Granted	800	$42.78
Vested	(2,167)	$21.71
Forfeited	(54)	$29.87
Non-vested restricted stock units at March 31, 2017	3,023	$28.65
Granted	3,480	$102.37
Vested	(2,124)	$25.94
Forfeited	(1,053)	$109.73
Non-vested restricted stock units at March 31, 2018	3,326	$81.85
Granted	995	$103.22
Vested	(1,293)	$65.99
Forfeited	(425)	$101.38
Non-vested restricted stock units at March 31, 2019	2,603	$95.35
Market-Based Awards
The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2019		2018		2017
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	2.6%	2.4%	1.4%	2.1%	0.9%	0.7%
Expected stock price volatility	34.9%	31.4%	28.4%	35.5%	31.2%	30.1%
Expected service period (years)	1.5	1.0	1.5	1.0	1.5	1.0
Dividends	None	None	None	None	None	None
The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2019, 2018, and 2017 was $150.91, $141.78, and $63.60 per share, respectively. For the fiscal years ended March 31, 2019, 2018, and 2017, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $119.21, $185.66, and $51.92 per share, respectively.

The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2016	1,782	$23.19
Granted	328	$60.06
Vested	(970)	$27.76
Forfeited	(5)	$38.38
Non-vested restricted stock units at March 31, 2017	1,135	$45.05
Granted	614	$81.20
Vested	(1,100)	$33.97
Forfeited	(3)	$55.91
Non-vested restricted stock units at March 31, 2018	646	$79.80
Granted	521	$90.73
Vested	(695)	$52.67
Forfeited	(6)	$101.72
Non-vested restricted stock units at March 31, 2019	466	$123.72
Performance-Based Awards
The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2019 and 2018 was $100.29 and $102.57, respectively. None were granted to employees during the fiscal year ended March 31, 2017. For the fiscal years ended March 31, 2019, 2018, and 2017, the estimated value of the performance-based restricted stock awards granted to ZelnickMedia was $97.19, $97.78, and $59.27 per share, respectively.
The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2016	179	$14.45
Granted	33	$36.37
Vested	(83)	$21.92
Forfeited	(28)	$22.35
Non-vested restricted stock units at March 31, 2017	101	$24.64
Granted	3,945	$101.30
Vested	(47)	$27.65
Forfeited	(573)	$104.37
Non-vested restricted stock units at March 31, 2018	3,426	$100.15
Granted	101	$62.99
Vested	(455)	$103.95
Forfeited	(72)	$61.88
Non-vested restricted stock units at March 31, 2019	3,000	$99.37
Employee Stock Purchase Plans
In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9,000, and as of March 31, 2019, there were approximately 8,943 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 10%

of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The fair value is determined using the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The following table summarizes the assumptions used in the Black-Scholes valuation model to value our purchase rights for the fiscal year ended March 31, 2019:

Fiscal Year Ended March 31,
2019
Risk-free interest rate	2.1% - 2.5%
Expected stock price volatility	39.1% - 40.0%
Expected service period (years)	0.5
Dividends	None
For the fiscal year ended March 31, 2019, our employees purchased 57 shares for $5,069 with a weighted-average fair value of $88.66.
17.   SHARE REPURCHASE PROGRAM
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
During the fiscal years ended March 31, 2019, 2018, and 2017 we repurchased 3,716, 1,513, and 0 shares of our common stock in the open market, respectively, for $362,429, $154,808, and $0, respectively, including commissions of $37, $16 and $0, respectively as part of the program. As of March 31, 2019, we had repurchased a total of 10,400 shares of our common stock under the program, and 3,818 shares of our common stock remained available for repurchase under the share repurchase program.
All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
18.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2019	2018	2017
Interest income	$38,019	$21,264	$7,869
Interest expense	(8,032)	(22,269)	(29,569)
Foreign currency exchange (loss) gain	(505)	(3,038)	4,990
Other	(3,369)	5,091	1,020
Interest and other, net	$26,113	$1,048	$(15,690)

19.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides the components of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2017	$(47,666)	$600	$—	$(76)	$(47,142)
Other comprehensive income (loss) before reclassifications	43,379	—	(15,659)	(1,778)	25,942
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	7,506	—	7,506
Tax effect on cross-currency swap	—	—	(2,038)	—	(2,038)
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive income (loss) before reclassifications	(28,803)	—	763	2,440	(25,600)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3,726	—	3,726
Tax effect on cross-currency swap	—	—	417	—	417
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)

20.   BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In the fourth quarter of fiscal 2018, we announced and initiated a second phase of the 2018 plan. In connection with both phases of this initiative, we incurred business reorganization expenses of $972 and $14,742 during the fiscal year ended March 31, 2019 and 2018, respectively, due primarily to employee separation costs. Through March 31, 2019, we had paid $9,502 related to these reorganization activities. As of March 31, 2019, $0 remained accrued for in Accrued expenses and other current liabilities and $6,214 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization in connection with the 2018 Plan.
In fiscal 2016, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2016 Plan"), including reorganizing one development studio and closing two development studios. During fiscal 2016, we incurred business reorganization expenses of $71,285 due primarily to employee separation costs in connection with this initiative and did not incur expenses in fiscal 2017 or 2018. During fiscal 2019, we recognized a benefit of $5,930 as a result of updating our estimate of costs to complete the plan. Through March 31, 2019 and 2018, we had paid $65,355 and $5,350, respectively, related to these reorganization activities. As of March 31, 2019, the 2016 Plan was completed and no further amounts remain accrued or are expected to be incurred.

21.   SUPPLEMENTARY FINANCIAL INFORMATION
The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2019
Valuation allowance for deferred income taxes (1)	$195,640	11,850	(107,133)	(50,944)	$49,413
Allowance for doubtful accounts(2)	1,247	651	—	(903)	995
Fiscal Year Ended March 31, 2018
Valuation allowance for deferred income taxes	$184,085	11,555	—	—	$195,640
Price protection, sales returns and other allowances	$65,114	59,674	(74,936)	3,191	$53,043
Allowance for doubtful accounts	1,369	—	(122)	—	1,247
Total accounts receivable allowances	$66,483	$59,674	$(75,058)	$3,191	$54,290
Fiscal Year Ended March 31, 2017
Valuation allowance for deferred income taxes	$170,574	13,511	—	—	$184,085
Price protection, sales returns and other allowances	$45,153	127,744	(100,934)	(6,849)	$65,114
Allowance for doubtful accounts	399	974	(4)	—	1,369
Total accounts receivable allowances	$45,552	$128,718	$(100,938)	$(6,849)	$66,483

(1) Amount categorized as Other represents a reduction to the valuation allowance included in the cumulative effect of initially applying the New Revenue Accounting Standard as an adjustment to the opening balance of retained earnings, due to revenues that were previously deferred being accelerated to retained earnings, for which a timing difference exists for accounting and tax purposes.
(2) Under the New Revenue Accounting Standard, Price protection, sales returns and other allowances are considered refund liabilities and are reported within Accrued expenses and other current liabilities on our Consolidated Balance Sheet and are no longer considered accounts receivable allowance as they were under ASC 605.

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2019:

	Quarter
Fiscal Year Ended March 31, 2019	First	Second	Third	Fourth
Net revenue	$387,982	$492,667	$1,248,738	$539,007
Gross profit	256,617	257,787	350,254	280,092
Income from operations	70,846	25,986	51,779	58,061
Net income	$71,693	$25,367	$179,948	$56,829
Earnings per share:
Basic earnings per share	$0.63	$0.22	$1.59	$0.50
Diluted earnings per share	$0.62	$0.22	$1.57	$0.50

	Quarter
Fiscal Year Ended March 31, 2018	First	Second	Third	Fourth
Net revenue	$418,216	$443,562	$480,840	$450,274
Gross profit	223,647	197,014	212,857	261,063
Income (loss) from operations	50,219	(11,319)	8,852	87,825
Net (loss) income	$60,276	$(2,736)	$25,140	$90,853
Earnings (loss) per share:
Basic earnings (loss) per share	$0.57	$(0.03)	$0.22	$0.80
Diluted earnings (loss) per share	$0.56	$(0.03)	$0.21	$0.77

Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per share information may not equal annual basic and diluted earnings per share.
23.   ACQUISITIONS

On January 31, 2017, we completed the acquisition of privately-held Social Point, S.L. (“Social Point”), a Spanish free-to-play mobile game developer, for consideration of $175,000 in cash and the issuance of 1,480 shares of our common stock, plus contingent earn-out consideration of up to an aggregate of $25,900 in cash and shares of our common stock. During the fiscal year ended March 31, 2019, we paid the remaining $25,000 deferred amounts related to this acquisition. The cash portion was funded from our cash on hand. Certain of the shares that were issued to continuing employees are subject to transferability restrictions and forfeiture provisions requiring their continued employment subject to certain exceptions over the three-year period following the closing and are therefore considered share-based compensation over the service period. We acquired Social Point to leverage its strong portfolio of technology, assembled workforce, and existing free-to-play mobile games in order to expand and enhance our game offerings, particularly on mobile platforms.

The acquisition-date fair value of the consideration transferred totaled $238,736. Of this amount, $143,566 was recorded as Goodwill, $111,550 was recorded as Intangible assets, and $(16,380) was recorded as Tangible assets, net of liabilities assumed from Social Point. Goodwill, which is not deductible for U.S. income tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

During the fiscal year ended March 31, 2018, we recorded adjustments to finalize the purchase accounting of the Social Point acquisition, which resulted in a net increase in Goodwill of $4,245 and a corresponding decrease in Tangible net liabilities assumed. The measurement period for the contingent consideration has expired, and we have not made any payments for contingent consideration.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 13, 2019
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 13, 2019
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 13, 2019
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 13, 2019
/s/ J MOSES
J Moses	Director	May 13, 2019
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 13, 2019
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 13, 2019
/s/ SUSAN TOLSON
Susan Tolson	Director	May 13, 2019
/s/ PAUL VIERA
Paul Viera	Director	May 13, 2019