Form 10-Q
period 2019-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2019-08-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34003
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		51-0350842
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
110 West 44th Street		10036
New York	New York	(Zip Code)
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (646) 536-2842
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value	TTWO	NASDAQ Global Select Market
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

As of July 24, 2019, there were 113,178,103 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$984,625	$826,525
Short-term investments	557,653	744,485
Restricted cash	627,370	565,461
Accounts receivable, net of allowances of $445 and $995 at June 30, 2019 and March 31, 2019, respectively	352,625	395,729
Inventory	23,847	28,200
Software development costs and licenses	18,070	28,880
Deferred cost of goods sold	36,565	51,867
Prepaid expenses and other	220,324	186,688
Total current assets	2,821,079	2,827,835
Fixed assets, net	126,393	127,882
Right-of-use assets	124,859	—
Software development costs and licenses, net of current portion	633,597	603,436
Deferred cost of goods sold, net of current portion	525	1,028
Goodwill	391,404	381,717
Other intangibles, net	68,008	73,115
Deferred tax assets	108,979	134,732
Other assets	91,378	93,320
Total assets	$4,366,222	$4,243,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,379	$72,797
Accrued expenses and other current liabilities	1,038,748	1,035,695
Deferred revenue	826,085	843,302
Lease liabilities	21,794	—
Total current liabilities	1,942,006	1,951,794
Non-current deferred revenue	22,097	21,058
Non-current lease liabilities	125,128	—
Other long-term liabilities	190,664	229,633
Total liabilities	$2,279,895	$2,202,485
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, $.01 par value, 200,000 shares authorized; 135,527 and 134,602 shares issued and 113,106 and 112,181 outstanding at June 30, 2019 and March 31, 2019, respectively	1,355	1,346
Additional paid-in capital	2,025,626	2,019,369
Treasury stock, at cost; 22,421 common shares at June 30, 2019 and March 31, 2019	(820,572)	(820,572)
Retained earnings	923,906	877,626
Accumulated other comprehensive loss	(43,988)	(37,189)
Total stockholders' equity	2,086,327	2,040,580
Total liabilities and stockholders' equity	$4,366,222	$4,243,065
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018
Net revenue	$540,459	$387,982
Cost of goods sold	241,469	131,365
Gross profit	298,990	256,617
Selling and marketing	91,821	58,306
General and administrative	74,833	67,735
Research and development	68,963	50,712
Depreciation and amortization	11,257	9,260
Business reorganization	386	(242)
Total operating expenses	247,260	185,771
Income from operations	51,730	70,846
Interest and other, net	10,425	6,601
Income before income taxes	62,155	77,447
Provision for income taxes	15,875	5,754
Net income	$46,280	$71,693
Earnings per share:
Basic earnings per share	$0.41	$0.63
Diluted earnings per share	$0.41	$0.62
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2019	2018
Net income	$46,280	$71,693
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,797)	(26,817)
Cash flow hedges:
Change in unrealized gains (losses)	202	991
Reclassification to earnings	1,083	—
Tax effect on effective cash flow hedges	(9)	133
Change in fair value of effective cash flow hedge	1,276	1,124
Available-for-sale securities:
Unrealized loss, net on available-for-sale securities, net of taxes	722	409
Change in fair value of available for sale securities	722	409
Other comprehensive loss	(6,799)	(25,284)
Comprehensive income	$39,481	$46,409

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2019	2018
Operating activities:
Net income	$46,280	$71,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	30,498	6,858
Depreciation	11,134	9,130
Amortization and impairment of intellectual property	5,560	6,861
Stock-based compensation	57,432	24,598
Other, net	1,321	(2,980)
Changes in assets and liabilities:
Accounts receivable	44,041	61,355
Inventory	4,029	3,692
Software development costs and licenses	(56,968)	(54,663)
Prepaid expenses and other assets	(131,121)	(21,464)
Deferred revenue	(15,871)	(95,075)
Deferred cost of goods sold	15,619	8,409
Accounts payable, accrued expenses and other liabilities	96,581	(29,597)
Net cash provided by (used in) operating activities	108,535	(11,183)
Investing activities:
Change in bank time deposits	133,303	(29,840)
Proceeds from available-for-sale securities	82,424	51,388
Purchases of available-for-sale securities	(28,248)	(44,108)
Purchases of fixed assets	(9,971)	(14,289)
Purchase of long-term investment	(2,000)	—
Business acquisitions	(8,715)	(3,149)
Net cash provided by (used in) investing activities	166,793	(39,998)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(52,118)	(58,403)
Repurchase of common stock	—	(153,500)
Net cash used in financing activities	(52,118)	(211,903)
Effects of foreign currency exchange rates on cash and cash equivalents	(3,201)	(9,103)
Net change in cash, cash equivalents, and restricted cash	220,009	(272,187)
Cash, cash equivalents, and restricted cash, beginning of year	1,391,986	1,246,371
Cash, cash equivalents, and restricted cash, end of period	$1,611,995	$974,184

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	1,346	2,019,369	(22,421)	(820,572)	877,626	(37,189)	2,040,580
Net income	—	—	—	—	—	46,280	—	46,280
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(8,797)	(8,797)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	1,276	1,276
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	722	722
Stock-based compensation	—	—	53,251	—	—	—	—	53,251
Repurchased common stock	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures and cancellations	1,339	13	(13)	—	—	—	—	—
Net share settlement of restricted stock awards	(476)	(5)	(52,113)	—	—	—	—	(52,118)
Employee share purchase plan settlement	62	1	5,132	—	—	—	—	5,133
Balance, June 30, 2019	135,527	$1,355	$2,025,626	(22,421)	$(820,572)	$923,906	$(43,988)	$2,086,327

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2018	132,743	1,327	1,888,039	(18,705)	(458,180)	73,516	(15,732)	1,488,970
Net income	—	—	—	—	—	71,693	—	71,693
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(31,470)	(31,470)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	1,125	1,125
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	409	409
Stock-based compensation	—	—	55,523	—	—	—	—	55,523
Repurchased common stock	—	—	—	(1,597)	(153,500)	—	—	(153,500)
Issuance of restricted stock, net of forfeitures and cancellations	1,438	14	(14)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	137	2	2,929	—	—	—	—	2,931
Net share settlement of restricted stock awards	(507)	(5)	(58,397)	—	—	—	—	(58,402)
Impact from adoption of New Revenue Accounting Standard	—	—	—	—	—	470,273	4,653	474,926
Balance, June 30, 2018	133,811	$1,338	$1,888,080	(20,302)	$(611,680)	$615,482	$(41,015)	$1,852,205

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our labels Rockstar Games, 2K, and Private Division, as well as Social Point, a leading developer of mobile games. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms, and cloud streaming services.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases codified under Topic 842, Leases. The new lease accounting standard replaces all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and to recognize a lease liability and a right-of-use (“ROU”) asset for its leases. On April 1, 2019, we adopted the new lease accounting standard using the alternative transition approach provided in ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which allows initial application of the new standard using the modified retrospective method.
As part of the adoption, the new lease accounting standard allows a number of practical expedients and exemptions. At transition, we elected the following:

•
The package of practical expedients, which allows us to carryforward our historical lease classification, assessment of whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard;

•	The practical expedient to not separate non-lease components from the related lease components; and

•
The exemption to not apply the balance sheet recognition requirements for leases with a lease term of 12 months or less and instead expense those costs on a straight-line basis over the lease term or in the period in which the obligation is incurred, if such costs are variable.

As a result of the adoption, we have updated our significant accounting policy disclosure as set forth below to include our accounting policy under Topic 842 for transactions from April 1, 2019 and thereafter:

Leases
We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease ROU asset also includes any lease payments made prior to commencement, initial direct costs incurred, and lease incentives received. All ROU assets are reviewed for impairment.
As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate in determining the present value of future lease payments. The incremental borrowing rate represents the rate required to borrow funds over a similar term to purchase the leased asset and is based on an unsecured borrowing rate and risk-adjusted to approximate a collateralized rate at the commencement date of the lease.
In determining our lease liability, the lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise such option. For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease modifications result in remeasurement of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term.
Impact of adoption
As a result of adopting Topic 842, the following adjustments, including reclassifying prepaid and deferred rent to ROU, were made to our Condensed Consolidated Balance Sheet at April 1, 2019:

	March 31, 2019	Adjustments	April 1, 2019
ASSETS
Prepaid expenses and other	$186,688	$(792)	$185,896
Right-of-use assets	$—	$118,799	$118,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$1,035,695	$(2,976)	$1,032,719
Lease liabilities	$—	$18,937	$18,937
Non-current lease liabilities	$—	$122,041	$122,041
Other long-term liabilities	$229,633	$(19,995)	$209,638

The adoption of Topic 842 did not have an impact on our Condensed Consolidated Statements of Operation or Condensed Consolidated Statements of Cash Flows.
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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net revenue recognized:
Service and other	424,385	309,187
Product	116,074	78,795
Total net revenue	$540,459	$387,982

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net revenue recognized:
Recurrent consumer spending	314,858	241,030
Full game and other	225,601	146,952
Total net revenue	$540,459	$387,982

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net revenue recognized:
United States	$330,479	$221,411
International	209,980	166,571
Total net revenue	$540,459	$387,982

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net revenue recognized:
Console	$434,814	$294,730
PC and other	105,645	93,252
Total net revenue	$540,459	$387,982

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018
Net revenue recognized:
Digital online	$427,781	$315,047
Physical retail and other	112,678	72,935
Total net revenue	$540,459	$387,982

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of June 30, 2019 and March 31, 2019 were $848,182 and $864,360, respectively. For the three months ended June 30, 2019, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2019, $330,421 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of June 30, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,042,083, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $958,985 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2019 and March 31, 2019, our contract asset balances were $62,145 and $57,643, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

3. MANAGEMENT AGREEMENT
In November 2017, we entered into a new management agreement, (the "2017 Management Agreement"), with ZelnickMedia Corporation ("ZelnickMedia") that replaces our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provides financial and management consulting services through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $1,670 and $1,705 during the three months ended June 30, 2019 and 2018, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses of $5,545 and $4,517 during the three months ended June 30, 2019 and 2018, respectively.
In connection with the 2017 Management Agreement, we have granted restricted stock units as follows:

	Three Months Ended June 30,
	2019	2018
Time-based	92	86
Market-based(1)	168	158
Performance-based(1)
IP	28	27
Recurrent Consumer Spending ("RCS")	28	26
Total—Performance-based	56	53
Total Restricted Stock Units	316	297
_______________________________________________________________________________

(1)	Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in fiscal 2020 will vest on April 13, 2021, and those granted in fiscal 2019 will vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in fiscal 2020 are eligible to vest on April 13, 2021, and those granted in fiscal 2019 are eligible to vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal 2020 are eligible to vest on April 13, 2021, and those granted in fiscal 2019 are eligible to vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. The performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 613 and 526 as of June 30, 2019 and March 31, 2019, respectively. 209 restricted stock units previously granted to ZelnickMedia vested and 20 restricted stock units were forfeited by ZelnickMedia during the three months ended June 30, 2019.

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

	June 30, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$284,236	$284,236	$—	$—	Cash and cash equivalents
Bank-time deposits	150,000	150,000	—	—	Cash and cash equivalents
Commercial paper	180,196	—	180,196	—	Cash and cash equivalents
US Treasuries	24,987	24,987	—	—	Cash and cash equivalents
Corporate bonds	18,598	—	18,598	—	Cash and cash equivalents
Corporate bonds	260,752	—	260,752	—	Short-term investments
Bank-time deposits	254,417	254,417	—	—	Short-term investments
US Treasuries	35,448	35,448	—	—	Short-term investments
Commercial paper	7,036	—	7,036	—	Short-term investments
Money market funds	620,397	620,397	—	—	Restricted cash
Cross-currency swap	950	—	950	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(112)	—	(112)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,838,728	$1,369,485	$467,420	$1,823

	March 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$389,936	$389,936	$—	$—	Cash and cash equivalents
Commercial paper	39,246	—	39,246	—	Cash and cash equivalents
US Treasuries	25,449	25,449	—	—	Cash and cash equivalents
Money market funds	565,461	565,461	—	—	Restricted cash
Bank-time deposits	387,720	387,720	—	—	Short-term investments
Corporate bonds	296,141	—	296,141	—	Short-term investments
US Treasuries	55,634	55,634	—	—	Short-term investments
Commercial paper	4,990	—	4,990	—	Short-term investments

Cross-currency swap	791	—	791	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(423)	—	(423)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$1,766,768	$1,424,200	$340,745	$1,823

We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2019.
5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$254,417	$—	$—	$254,417
Available-for-sale securities:
Corporate bonds	259,496	1,280	(25)	260,751
US Treasuries	35,388	64	(3)	35,449
Commercial paper	7,036	—	—	7,036
Total Short-term investments	$556,337	$1,344	$(28)	$557,653

	March 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$387,720	$—	$—	$387,720
Available-for-sale securities:
Corporate bonds	295,526	742	(127)	296,141
US Treasuries	55,656	27	(49)	55,634
Commercial paper	4,990			4,990
Total short-term investments	$743,892	$769	$(176)	$744,485

Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2019 or March 31, 2019. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at June 30, 2019:

	June 30, 2019
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$468,915	$469,523
Due in 1 - 2 years	87,422	88,130
Total short-term investments	$556,337	$557,653

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2019	March 31, 2019
Forward contracts to sell foreign currencies	$72,538	$116,590
Forward contracts to purchase foreign currencies	42,544	87,793

For the three months ended June 30, 2019 and 2018, we recorded a loss of $3,298 and a gain of $2,404, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of June 30, 2019, the notional amount of the cross-currency swap is $115,641. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-

currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	June 30, 2019	March 31, 2019
Finished products	$21,267	$24,847
Parts and supplies	2,580	3,353
Inventory	$23,847	$28,200

Estimated product returns included in inventory at June 30, 2019 and March 31, 2019 were $439 and $491, respectively.
8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2019		March 31, 2019
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$6,543	$453,874	$14,809	$434,712
Software development costs, externally developed	3,574	175,537	3,655	168,381
Licenses	7,953	4,186	10,416	343
Software development costs and licenses	$18,070	$633,597	$28,880	$603,436

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	March 31, 2019

Software development royalties	$760,928	$713,201
Compensation and benefits	65,324	73,695
Refund liability	53,724	65,853
Licenses	47,679	56,221
Marketing and promotions	31,235	42,390
Other	79,858	84,335
Accrued expenses and other current liabilities	$1,038,748	$1,035,695

10. DEBT
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”). The Credit Agreement runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities.

Loans under the New Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at June 30, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.40% at June 30, 2019), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at June 30, 2019.
Information related to availability on our Credit Agreement was as follows:

	June 30, 2019	March 31, 2019
Available borrowings	$198,336	$198,336
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $82 for the three months ended June 30, 2019 and $110 for the three months ended June 30, 2018 under a prior credit arrangement, which was terminated on the same day that we entered into the Credit Agreement. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2019	2018
Computation of Basic earnings per share:
Net income	$46,280	$71,693
Weighted average shares outstanding—basic	112,621	112,941
Basic earnings per share	$0.41	$0.63

Computation of Diluted earnings per share:
Net income	$46,280	$71,693
Add: interest expense, net of tax, on Convertible Notes	—	95
Net income for diluted earnings per share calculation	$46,280	$71,788

Weighted average shares outstanding—basic	112,621	112,941
Add: dilutive effect of common stock equivalents	1,107	3,044
Weighted average common shares outstanding—diluted	113,728	115,985

Diluted earnings per share	$0.41	$0.62

Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of June 30, 2019, we have no material participating securities outstanding.
During the three months ended June 30, 2019, 1,338 restricted stock awards vested, we granted 700 unvested restricted stock awards, and 41 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(8,797)		193	722	(7,882)
Amounts reclassified from accumulated other comprehensive loss			1,083		1,083
Balance at June 30, 2019	$(41,887)	$600	$(4,009)	$1,308	$(43,988)

	Three Months Ended June 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive income (loss) before reclassifications	(26,817)	—	9,585	409	(16,823)
Amounts reclassified from accumulated other comprehensive loss	—	—	(8,460)	—	(8,460)
Balance at June 30, 2018	$(31,104)	$600	$(9,066)	$(1,445)	$(41,015)

13. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we did not have any significant changes to our commitments since March 31, 2019.
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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded business reorganization expense of $386 during the three months ended June 30, 2019 due to updating estimates for employee separation costs and did not make any payments related to these reorganization activities. As of June 30, 2019, $3,698 remained accrued for in Accrued expenses and other current liabilities and $2,961 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $15,875 for the three months ended June 30, 2019 as compared to $5,754 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 25.5% for the three months ended June 30, 2019 was primarily due to a tax expense of $19,826 from the reversal of net deferred tax benefits relating to the Altera case discussed below, partially offset by a tax benefit of $11,601 from changes in unrecognized tax benefits due to audit settlements.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the three months ended June 30, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter from its financial statements, resulting in a cumulative net discrete income tax expense of $19,826. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.
In addition, on June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect and remit sales and use tax collection on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
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
16. LEASES
Our lease arrangements are primarily for (1) corporate, administrative, and development studio offices and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to fourteen years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases.
Information related to our operating leases are as follows:

Three Months Ended June 30, 2019
Lease costs
Operating lease costs	7,008
Short term lease costs	673
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	6,551
ROU assets obtained in exchange for lease obligations	11,625
Weighted Average Lease terms and discount rates
Remaining lease term	8.1
Discount rate	5.0%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at June 30, 2019, are as follows:

For the years ending March 31,
Remaining 2020	$20,938
2021	30,305
2022	28,724
2023	24,507
2024	17,260
Thereafter	58,815
Total future lease payments	180,549
Less imputed interest	(33,627)
Total lease liabilities	$146,922

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should" "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, in the section entitled "Risk Factors," and the Company's other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our labels Rockstar Games, 2K, and Private Division, as well as Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") or Microsoft's Xbox One® ("Xbox One") and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 300 million units. The latest installment, Grand Theft Auto V, has sold in over 110 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 24 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes externally developed brands, such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and the Golf Club.
Our Private Division label is dedicated to bringing titles from top independent developers to market. Private Division will publish three upcoming titles based on new IP from renowned industry creative talent, including The Outer Worlds and Ancestors: The Humankind Odyssey, which are planned for release in fiscal year 2020, and Disintegration, which is planned for release in fiscal year 2021. Additionally, Private Division is the publisher of Kerbal Space Program.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 46 million registered users. On August 2, 2018, 2K and Tencent commercially launched NBA 2K Online 2 in China. The title is based on the console edition of NBA 2K and includes an array of new features.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 28% of our net revenue for the three months ended June 30, 2019. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 16% of our net revenue for the three months ended June 30, 2019. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.8% and 78.7% of net revenue during the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and March 31, 2019, our five largest customers comprised 71.6% and 66.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 61.1% and 55.8% of such balance at June 30, 2019 and March 31, 2019, respectively. We had two customers who accounted for 41.8% and 19.3%, respectively, of our gross accounts receivable as of June 30, 2019 and two customers who accounted for 40.1% and 15.7%, respectively, of our gross accounts receivable as of March 31, 2019. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 76.0% of our net revenue by product platform for the three months ended June 30, 2019. The success of our business is dependent upon the consumer acceptance of these platforms and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a larger selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending, which is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. Our "Results of Operations" discloses that net revenue from digital online channels comprised 81.2% of our net revenue by distribution channel for the three months ended June 30, 2019. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the three months ended June 30, 2019:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Borderlands: Game of the Year Edition	2K	External	PS4, Xbox One, PC	April 3, 2019
NBA 2K Mobile	2K	Internal	Android	April 17, 2019

Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Ancestors: The Humankind Odyssey	Private Division	External	PC (digital only)	August 27, 2019
NBA 2K20	2K	Internal	PS4, Xbox One, PC	September 6, 2019
Borderlands 3	2K	Internal / External	PS4, Xbox One, PC	September 13, 2019
WWE 2K20	2K	Internal	PS4, Xbox One, PC	October 22, 2019
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	October 25, 2019
Borderlands 3	2K	Internal / External	Google Stadia	November 2019
NBA 2K20	2K	Internal	Google Stadia	November 2019
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One	December 2019
Disintegration	Private Division	External	TBA	Fiscal 2021

Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
During the three months ended June 30, 2019, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 842, Leases. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated lease accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2019	2018	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$422,240	$288,325	$133,915	46.4%
For the three months ended June 30, 2019, Net Bookings increased by $133.9 million as compared to the prior year period due primarily to our NBA 2K franchise, our Borderlands franchise, and Red Dead Redemption 2 and Red Dead Online.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
(thousands of dollars)	2019		2018
Net revenue	$540,459	100.0%	$387,982	100.0%
Cost of goods sold	241,469	44.7%	131,365	33.9%
Gross profit	298,990	55.3%	256,617	66.1%
Selling and marketing	91,821	17.0%	58,306	15.0%
General and administrative	74,833	13.8%	67,735	17.5%
Research and development	68,963	12.8%	50,712	13.1%
Depreciation and amortization	11,257	2.1%	9,260	2.4%
Business reorganization	386	0.1%	(242)	(0.1)%
Total operating expenses	247,260	45.8%	185,771	47.9%
Income from operations	51,730	9.6%	70,846	18.3%
Interest and other, net	10,425	1.9%	6,601	1.7%
Income before income taxes	62,155	11.5%	77,447	20.0%
Provision for income taxes	15,875	2.9%	5,754	1.5%
Net income	$46,280	8.6%	$71,693	18.5%

	Three Months Ended June 30,
	2019		2018
Net revenue by geographic region:
United States	$330,479	61.1%	$221,411	57.1%
International	209,980	38.9%	166,571	42.9%
Net revenue by platform:
Console	$434,814	80.5%	$294,730	76.0%
PC and other	105,645	19.5%	93,252	24.0%
Net revenue by distribution channel:
Digital online	$427,781	79.2%	$315,047	81.2%
Physical retail and other	112,678	20.8%	72,935	18.8%
Net revenue by content:
Full game and other	$225,601	41.7%	$146,952	37.9%
Recurrent consumer spending	314,858	58.3%	241,030	62.1%
Three Months Ended June 30, 2019 Compared to June 30, 2018

(thousands of dollars)	2019	%	2018	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$540,459	100.0%	$387,982	100.0%	$152,477	39.3%
Internal royalties	62,889	11.6%	53,167	13.7%	9,722	18.3%
Software development costs and royalties(1)	108,441	20.1%	29,788	7.7%	78,653	264.0%
Product costs	47,635	8.8%	38,141	9.8%	9,494	24.9%
Licenses	22,504	4.2%	10,269	2.6%	12,235	119.1%
Cost of goods sold	241,469	44.7%	131,365	33.9%	110,104	83.8%
Gross profit	$298,990	55.3%	$256,617	66.1%	$42,373	16.5%
_______________________________________________________________________________

(1)	Includes $30,798 and $3,969 of stock-based compensation expense in 2019 and 2018, respectively, in software development costs and royalties.
For the three months ended June 30, 2019, net revenue increased by $152.5 million as compared to the prior year period. The increase was due to (i) an increase of $84.5 million in net revenue from Red Dead Redemption 2 and Red Dead Online, which released in October 2018, (ii) an increase of $63.3 million in net revenue from our NBA 2K franchise, and (iii) an increase of $32.8 million in net revenue from our Borderlands franchise, partially offset by a decrease in net revenue of $32.4 million from Grand Theft Auto V and Grand Theft Auto Online.
Net revenue from console games increased by $140.1 million and accounted for 80.5% of our total net revenue for the three months ended June 30, 2019, as compared to 76.0% for the prior year period. The increase was due to an increase in net revenue from Red Dead Redemption 2 and Red Dead Online, our NBA 2K franchise, and our Borderlands franchise. These increases were partially offset by a decrease in net revenue from Grand Theft Auto V and Grand Theft Auto Online. Net revenue from PC and other increased by $12.4 million and accounted for 19.5% of our total net revenue for the three months ended June 30, 2019, as compared to 24.0% for the prior year period. The increase was due to an increase in net revenue from our Borderlands, Civilization, and WWE 2K franchises, partially offset by a decrease in net revenue from Grand Theft Auto V and Grand Theft Auto Online.
Net revenue from digital online channels increased by $112.7 million and accounted for 79.2% of our total net revenue for the three months ended June 30, 2019, as compared to 81.2% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Red Dead Redemption 2 and Red Dead Online, and our Borderlands franchise, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from physical retail and other channels increased by $39.7 million and accounted for 20.8% of our total net revenue for the three months ended June 30, 2019, as compared to 18.8% for the same period in the prior year period. The increase in net revenue from physical retail and other channels was due to an increase in net revenue from Red Dead Redemption 2, net revenue from Grand Theft Auto Online, and net revenue from our Borderlands franchise, partially offset by a decrease in net revenue from Grand Theft Auto V.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $73.8 million and accounted for 58.3% of net revenue for the three months ended June 30, 2019, as compared to 62.1% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due to an increase in net revenue from our NBA 2K franchise, our Borderlands franchise, Red Dead Redemption 2 and Red Dead Online, our Civilization franchise, Grand Theft Auto V, and our WWE 2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from full game and other increased by $78.6 million and accounted for 41.7% of net revenue for the three months ended June 30, 2019 as compared to 37.9% of net revenue for the prior year period. The increase in net revenue from full game and other was due to an increase in net revenue from Red Dead Redemption 2, our Borderlands franchise, other net revenue from Grand Theft Auto Online, and our NBA 2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto V.
Gross profit as a percentage of net revenue for the three months ended June 30, 2019 was 55.3% as compared to 66.1% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher amortization of capitalized software costs as a percentage of net revenue, partially offset by lower royalties as a percentage of net revenue due to the timing of when royalties are earned.
Net revenue earned outside of the United States increased by $43.4 million and accounted for 38.9% of our total net revenue for the three months ended June 30, 2019, as compared to 42.9% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Red Dead Redemption 2 and Red Dead Online, our Borderlands franchise, and our NBA 2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto V and Grand Theft Auto Online. Changes in foreign currency exchange rates decreased net revenue by $3.4 million and decreased gross profit by $0.9 million for the three months ended June 30, 2019 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$91,821	17.0%	$58,306	15.0%	$33,515	57.5%
General and administrative	74,833	13.8%	67,735	17.5%	7,098	10.5%
Research and development	68,963	12.8%	50,712	13.1%	18,251	36.0%
Depreciation and amortization	11,257	2.1%	9,260	2.4%	1,997	21.6%
Business reorganization	386	0.1%	(242)	(0.1)%	628	(259.5)%
Total operating expenses(1)	$247,260	45.8%	$185,771	47.9%	$61,489	33.1%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
Selling and marketing	6,476	4,774
General and administrative	$13,567	$11,518
Research and development	6,591	4,337
Changes in foreign currency exchange rates decreased total operating expenses by $3.3 million for the three months ended June 30, 2019, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $33.5 million for the three months ended June 30, 2019, as compared to the prior year period, due primarily to higher advertising expenses for Red Dead Online and our Borderlands franchise. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $7.1 million for the three months ended June 30, 2019, as compared to the prior year period, due to increases in (i) IT-related expenses for cloud-based services and (ii) personnel expenses for additional headcount.
General and administrative expenses for the three months ended June 30, 2019 and 2018 included occupancy expense (primarily rent, utilities and office expenses) of $6.1 million and $5.3 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $18.3 million for the three months ended June 30, 2019, as compared to the prior year period, due primarily to an increase in production and development expenses for titles for which technological feasibility has not been established.

Depreciation and Amortization
Depreciation and amortization expenses increased by $2.0 million for the three months ended June 30, 2019 as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
During the three months ended June 30, 2019, business reorganization expense increased $0.6 million as a result of updating estimates for our 2018 Plan, which resulted in expense in the current period as compared to a benefit in the prior year period.
Interest and other, net
Interest and other, net was income of $10.4 million for the three months ended June 30, 2019, as compared to $6.6 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments, higher invested balances, and the rise in interest rates on those investments, partially offset by foreign currency losses.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $15.9 million for the three months ended June 30, 2019 as compared to a provision for income taxes of $5.8 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 25.5% for the three months ended June 30, 2019 was primarily due to a tax expense of $19.8 million from the reversal of deferred tax benefits relating to the Altera case, discussed below, partially offset by a tax benefit of $11.6 million from changes in unrecognized tax benefits due to audit settlements.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 7.4% for the three months ended June 30, 2018 was primarily due to a tax benefit of $6.6 million as a result of tax credits anticipated to be utilized, a net tax benefit of $5.5 million for excess tax benefits from employee stock compensation, a tax benefit of $5.5 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, and offset by a tax provision of $3.4 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Tax Cuts and Jobs Act, enacted on December 22, 2017, due to a net tax provision of $2.4 million.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased benefits from excess tax benefits from employee stock-based compensation, tax credits, and changes in our valuation allowance as well as a discrete tax benefit recorded from changes in unrecognized tax benefits due to settlement of audits, and increased tax expense relating to the Altera case, discussed below. To a lesser extent, the effective tax rate was impacted period to period due to geographic mix of earnings.
We anticipate that additional excess tax benefits or shortfalls from employee stock compensation, tax credits, and changes in our geographic mix of earnings could have a significant impact on our effective tax rate in the future. In addition, we are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits and/or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
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
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the three months ended June 30, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter from its financial statements, resulting in a cumulative net discrete income tax expense of $19,826. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.

In addition, on June 21, 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair, which overturned previous case law that precluded states from requiring retailers to collect sales tax on sales made to in-state customers unless the retailer had physical presence in the state. Although this case is limited to sales tax collection obligations, we continue to monitor the potential impact of this decision on our state income tax footprint.
Net income and earnings per share
For the three months ended June 30, 2019, net income was $46.3 million, as compared to $71.7 million in the prior year period. Diluted earnings per share for the three months ended June 30, 2019, was $0.41, as compared to diluted earnings per share of $0.62 in the prior year period. Diluted weighted average shares of 113.7 million were 2.3 million shares lower as compared to the prior year period, due primarily to repurchases in the last three quarters of fiscal 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of June 30, 2019, we had $557.7 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”). The Credit Agreement runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200 million, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25 million and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25 million. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250 million in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at June 30, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.40% at June 30, 2019), which rates are determined by reference to our consolidated total net leverage ratio.
As of June 30, 2019, there was $198.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At June 30, 2019, we had no outstanding borrowings under the Credit Agreement.
The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on the Company’s and each of its subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 79.8% and 78.7% of net revenue during the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and March 31, 2019, five customers accounted for 71.6% and 66.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 61.1% and 55.8% of such balances at June 30, 2019 and March 31, 2019, respectively. We had two customers who accounted for 41.8% and 19.3% of our gross accounts receivable as of June 30, 2019, respectively, and two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of June 30, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $408.8 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
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
During the three months ended June 30, 2019, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10,400 shares of our common stock under the program, and as of June 30, 2019, 3,818 shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2019	2018
Net cash provided by (used in) operating activities	$108,535	$(11,183)
Net cash provided by (used in) investing activities	166,793	(39,998)
Net cash used in financing activities	(52,118)	(211,903)
Effects of foreign currency exchange rates on cash and cash equivalents	(3,201)	(9,103)
Net change in cash, cash equivalents, and restricted cash	$220,009	$(272,187)
At June 30, 2019, we had $1,612.0 million of cash and cash equivalents and restricted cash, compared to $1,392.0 million at March 31, 2019. The increase was due to (a) Net cash provided by investing activities, primarily related to changes in bank time deposits and net proceeds from available-for-sale securities, partially offset by purchases of fixed assets and business acquisitions, and (b) Net cash provided by operating activities from sales of our products, partially offset by investments in software development and licenses. These net increases were offset by Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards.
Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we did not have any significant changes to our commitments since March 31, 2019.
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
Off-Balance Sheet Arrangements
As of June 30, 2019 and March 31, 2019, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended June 30, 2019 and 2018, 38.9% and 42.9%, respectively of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of June 30, 2019, we had $557.7 million of short-term investments, which included $303.2 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $984.6 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2019.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.25% to 0.750% above a certain base rate (5.50% at June 30, 2019), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 2.40% at June 30, 2019), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit.

Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2019 and 2018, our foreign currency translation adjustment was a loss of $8.8 million and $26.8 million, respectively. For the three months ended June 30, 2019 and 2018, we recognized a foreign currency exchange transaction loss of $1.0 million and a gain of $1.5 million respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2019, we had $72.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $42.5 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2019, we had $116.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $87.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2019 and 2018, we recorded a loss of $3.3 million and a gain of $2.4 million, respectively. As of June 30, 2019, the fair value of these outstanding forward contracts was an immaterial gain and was included in Prepaid expenses and other, and, as of March 31, 2019, the fair value of outstanding forward contracts was an immaterial loss and was included in Other assets. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2019, 38.9% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of Topic 842: Leases required the implementation of new controls and the modification of certain accounting processes related to lease accounting. The impact of these changes was not material to our internal control over financial reporting.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2019, we did not make any repurchases of our common stock in the open market. As of June 30, 2019, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remain available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2019:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2019	—	$—	—	3,818
May 1-31, 2019	—	$—	—	3,818
June 1-30, 2019	—	$—	—	3,818
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
3.1
Second Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of June 20, 2019 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2019)

10.1	Amendment No. 6 to the Xbox One Publisher License Agreement dated as of April 9, 2019, by and between Microsoft Corporation and Take-Two Interactive Software, Inc.*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 5, 2019	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2019	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)