Form 10-Q
period 2019-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2019-11-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 28, 2019, there were 113,346,942 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$762,032	$826,525
Short-term investments	742,613	744,485
Restricted cash and cash equivalents	668,371	565,461
Accounts receivable, net of allowances of $442 and $995 at September 30, 2019 and March 31, 2019, respectively	858,597	395,729
Inventory	39,293	28,200
Software development costs and licenses	62,328	28,880
Deferred cost of goods sold	36,426	51,867
Prepaid expenses and other	218,673	186,688
Total current assets	3,388,333	2,827,835
Fixed assets, net	129,168	127,882
Right-of-use assets	119,313	—
Software development costs and licenses, net of current portion	527,622	603,436
Deferred cost of goods sold, net of current portion	479	1,028
Goodwill	383,778	381,717
Other intangibles, net	61,159	73,115
Deferred tax assets	110,167	134,732
Other assets	95,092	93,320
Total assets	$4,815,111	$4,243,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,946	$72,797
Accrued expenses and other current liabilities	1,251,196	1,035,695
Deferred revenue	901,813	843,302
Lease liabilities	22,273	—
Total current liabilities	2,290,228	1,951,794
Non-current deferred revenue	25,378	21,058
Non-current lease liabilities	118,789	—
Other long-term liabilities	198,953	229,633
Total liabilities	$2,633,348	$2,202,485
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2019 and March 31, 2019	—	—
Common stock, $.01 par value, 200,000 shares authorized; 135,616 and 134,602 shares issued and 113,195 and 112,181 outstanding at September 30, 2019 and March 31, 2019, respectively	1,356	1,346
Additional paid-in capital	2,059,720	2,019,369
Treasury stock, at cost; 22,421 common shares at September 30, 2019 and March 31, 2019	(820,572)	(820,572)
Retained earnings	995,721	877,626
Accumulated other comprehensive loss	(54,462)	(37,189)
Total stockholders' equity	2,181,763	2,040,580
Total liabilities and stockholders' equity	$4,815,111	$4,243,065
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$857,841	$492,667	$1,398,300	$880,649
Cost of goods sold	468,248	234,880	709,717	366,245
Gross profit	389,593	257,787	688,583	514,404
Selling and marketing	149,566	94,165	241,387	152,471
General and administrative	76,659	67,320	151,492	135,055
Research and development	76,197	60,565	145,160	111,277
Depreciation and amortization	12,024	9,751	23,281	19,011
Business reorganization	327	—	713	(242)
Total operating expenses	314,773	231,801	562,033	417,572
Income from operations	74,820	25,986	126,550	96,832
Interest and other, net	8,054	4,975	18,479	11,576
Income before income taxes	82,874	30,961	145,029	108,408
Provision for income taxes	11,059	5,594	26,934	11,348
Net income	$71,815	$25,367	$118,095	$97,060
Earnings per share:
Basic earnings per share	$0.63	$0.22	$1.05	$0.86
Diluted earnings per share	$0.63	$0.22	$1.04	$0.84
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$71,815	$25,367	$118,095	$97,060
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,567)	2,482	(21,364)	(24,335)
Cash flow hedges:
Change in unrealized gains	5,889	878	6,092	1,869
Reclassification to earnings	(4,490)	—	(3,408)	—
Tax effect on effective cash flow hedges	696	(24)	687	109
Change in fair value of effective cash flow hedge	2,095	854	3,371	1,978
Change in fair value of available for sale securities	(2)	481	720	890
Other comprehensive (loss) income	(10,474)	3,817	(17,273)	(21,467)
Comprehensive income	$61,341	$29,184	$100,822	$75,593

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2019	2018
Operating activities:
Net income	$118,095	$97,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	72,505	20,269
Depreciation	23,037	18,753
Amortization and impairment of intellectual property	10,627	12,272
Stock-based compensation	113,199	54,941
Other, net	4,325	(1,614)
Changes in assets and liabilities:
Accounts receivable	(463,019)	(233,236)
Inventory	(12,064)	(25,925)
Software development costs and licenses	(51,932)	(133,008)
Prepaid expenses and other assets	(131,055)	(6,681)
Deferred revenue	66,148	12,601
Deferred cost of goods sold	15,287	6,867
Accounts payable, accrued expenses and other liabilities	379,005	(28,334)
Net cash provided by (used in) operating activities	144,158	(206,035)
Investing activities:
Change in bank time deposits	6,720	33,604
Proceeds from available-for-sale securities	137,071	114,266
Purchases of available-for-sale securities	(141,244)	(95,888)
Purchases of fixed assets	(25,532)	(29,144)
Purchase of long-term investment	(4,500)	—
Business acquisitions	(8,715)	(3,149)
Net cash (used in) provided by investing activities	(36,200)	19,689
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(61,478)	(63,967)
Repurchase of common stock	—	(153,500)
Net cash used in financing activities	(61,478)	(217,467)
Effects of foreign currency exchange rates on cash and cash equivalents	(8,063)	(9,464)
Net change in cash, cash equivalents, and restricted cash	38,417	(413,277)
Cash, cash equivalents, and restricted cash, beginning of year	1,391,986	1,246,371
Cash, cash equivalents, and restricted cash, end of period	$1,430,403	$833,094

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2019	135,527	$1,355	$2,025,626	(22,421)	$(820,572)	$923,906	$(43,988)	$2,086,327
Net income	—	—	—	—	—	71,815	—	71,815
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(12,567)	(12,567)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	2,095	2,095
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	43,455	—	—	—	—	43,455
Issuance of restricted stock, net of forfeitures and cancellations	164	2	(2)	—	—	—	—	—
Net share settlement of restricted stock awards	(75)	(1)	(9,359)	—	—	—	—	(9,360)
Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2018	133,811	$1,338	$1,888,080	(20,302)	$(611,680)	$615,482	$(41,015)	$1,852,205
Net income	—	—	—	—	—	25,367	—	25,367
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	2,481	2,481
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	854	854
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	481	481
Stock-based compensation	—	—	63,433	—	—	—	—	63,433
Issuance of restricted stock, net of forfeitures and cancellations	94	1	(1)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	241	2	5,180	—	—	—	—	5,182
Net share settlement of restricted stock awards	(40)	—	(5,564)	—	—	—	—	(5,564)
Balance, September 30, 2018	134,106	$1,341	$1,951,128	(20,302)	$(611,680)	$640,849	$(37,199)	$1,944,439

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	118,095	—	118,095
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(21,364)	(21,364)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	3,371	3,371
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	720	720
Stock-based compensation	—	—	96,706	—	—	—	—	96,706
Issuance of restricted stock, net of forfeitures and cancellations	1,503	15	(15)	—	—	—	—	—
Net share settlement of restricted stock awards	(551)	(6)	(61,472)	—	—	—	—	(61,478)
Employee share purchase plan settlement	62	1	5,132	—	—	—	—	5,133
Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2018	132,743	$1,327	$1,888,039	(18,705)	$(458,180)	$73,516	$(15,732)	$1,488,970
Net income	—	—	—	—	—	97,060	—	97,060
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(28,989)	(28,989)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	1,979	1,979
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	890	890
Stock-based compensation	—	—	118,956	—	—	—	—	118,956
Repurchased common stock	—	—	—	(1,597)	(153,500)	—	—	(153,500)
Issuance of restricted stock, net of forfeitures and cancellations	1,532	15	(15)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	378	4	8,109	—	—	—	—	8,113
Net share settlement of restricted stock awards	(547)	(5)	(63,961)	—	—	—	—	(63,966)
Impact from adoption of New Revenue Accounting Standard	—	—	—	—	—	470,273	4,653	474,926
Balance, September 30, 2018	134,106	$1,341	$1,951,128	(20,302)	$(611,680)	$640,849	$(37,199)	$1,944,439

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
As part of the adoption, the new lease accounting standard allows a number of practical expedients and exemptions. At transition, we elected the following:

•
The package of practical expedients, which allows us to carryforward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that exist prior to adoption of the new standard;

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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue recognized:
Service and other	421,747	313,194	846,132	622,381
Product	436,094	179,473	552,168	258,268
Total net revenue	$857,841	$492,667	$1,398,300	$880,649

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue recognized:
Full game and other	539,373	252,068	764,974	399,020
Recurrent consumer spending	318,468	240,599	633,326	481,629
Total net revenue	$857,841	$492,667	$1,398,300	$880,649

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue recognized:
United States	$494,661	$279,306	$825,140	$500,717
International	363,180	213,361	573,160	379,932
Total net revenue	$857,841	$492,667	$1,398,300	$880,649

Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue recognized:
Console	$651,818	$372,240	$1,086,632	$666,970
PC and other	206,023	120,427	311,668	213,679
Total net revenue	$857,841	$492,667	$1,398,300	$880,649

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue recognized:
Digital online	$615,774	$358,371	$1,043,555	$673,418
Physical retail and other	242,067	134,296	354,745	207,231
Total net revenue	$857,841	$492,667	$1,398,300	$880,649

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of September 30, 2019 and March 31, 2019 were $927,191 and $864,360, respectively. For the three months ended September 30, 2019, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2019 and 2018, $234,411 and $183,644, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the six months ended September 30, 2019 and 2018, $564,833 and $424,129, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of September 30, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,074,206, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $991,328 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2019 and March 31, 2019, our contract asset balances were $80,501 and $57,643, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.
3. MANAGEMENT AGREEMENT
In November 2017, we entered into a new management agreement (the "2017 Management Agreement"), with ZelnickMedia Corporation ("ZelnickMedia") that replaces our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provides financial and management consulting services through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $1,705 and $1,705 during the three months ended September 30, 2019 and 2018, respectively, and $3,375 and $3,410 during the six months ended September 30, 2019 and 2018, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $5,956 and $5,682 during the three months ended September 30, 2019 and 2018, respectively, and $11,501 and $10,199 during the six months ended September 30, 2019 and 2018, respectively.
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
Time-based restricted stock units granted in fiscal year 2020 will vest on April 13, 2021, and those granted in fiscal year 2019 will vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in fiscal year 2020 are eligible to vest on April 13, 2021, and those granted in fiscal year 2019 are eligible to vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2020 are eligible to vest on April 13, 2021, and those granted in fiscal year 2019 are eligible to vest on April 13, 2020, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. The performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 613 and 526 as of September 30, 2019 and March 31, 2019, respectively. 209 restricted stock units previously granted to ZelnickMedia vested and 20 restricted stock units were forfeited by ZelnickMedia during the six months ended September 30, 2019.
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

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which is measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	September 30, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$320,146	$320,146	$—	$—	Cash and cash equivalents
Bank-time deposits	10,333	10,333	—	—	Cash and cash equivalents
Commercial paper	104,612	—	104,612	—	Cash and cash equivalents
Corporate bonds	2,565	—	2,565	—	Cash and cash equivalents
Corporate bonds	274,027	—	274,027	—	Short-term investments
Bank-time deposits	381,000	381,000	—	—	Short-term investments
US Treasuries	28,941	28,941	—	—	Short-term investments
Commercial paper	58,645	—	58,645	—	Short-term investments
Money market funds	661,397	661,397	—	—	Restricted cash and cash equivalents
Cross-currency swap	6,683	—	6,683	—	Prepaid expenses and other
Private equity	2,066	—	—	2,066	Other assets
Foreign currency forward contracts	(168)	—	(168)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,850,247	$1,401,817	$446,364	$2,066

	March 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$389,936	$389,936	$—	$—	Cash and cash equivalents
Commercial paper	39,246	—	39,246	—	Cash and cash equivalents
US Treasuries	25,449	25,449	—	—	Cash and cash equivalents
Money market funds	565,461	565,461	—	—	Restricted cash and cash equivalents
Bank-time deposits	387,720	387,720	—	—	Short-term investments
Corporate bonds	296,141	—	296,141	—	Short-term investments
US Treasuries	55,634	55,634	—	—	Short-term investments
Commercial paper	4,990	—	4,990	—	Short-term investments
Cross-currency swap	791	—	791	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(423)	—	(423)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$1,766,768	$1,424,200	$340,745	$1,823

We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2019.
5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$381,000	$—	$—	$381,000
Available-for-sale securities:
Corporate bonds	272,758	1,286	(17)	274,027
US Treasuries	28,898	43	—	28,941
Commercial paper	58,645	—	—	58,645
Total Short-term investments	$741,301	$1,329	$(17)	$742,613

	March 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$387,720	$—	$—	$387,720
Available-for-sale securities:
Corporate bonds	295,526	742	(127)	296,141
US Treasuries	55,656	27	(49)	55,634
Commercial paper	4,990			4,990
Total short-term investments	$743,892	$769	$(176)	$744,485

Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2019 or March 31, 2019. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at September 30, 2019:

	September 30, 2019
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$637,405	$638,236
Due in 1 - 2 years	103,896	104,377
Total short-term investments	$741,301	$742,613

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2019	March 31, 2019
Forward contracts to sell foreign currencies	$211,668	$116,590
Forward contracts to purchase foreign currencies	40,512	87,793

For the three months ended September 30, 2019 and 2018, we recorded a gain of $2,210 and a loss of $247, respectively, and for the six months ended September 30, 2019 and 2018 we recorded a loss of $1,087 and $2,157, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of September 30, 2019, the notional amount of the cross-currency swap is $115,641. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	September 30, 2019	March 31, 2019
Finished products	$34,408	$24,847
Parts and supplies	4,885	3,353
Inventory	$39,293	$28,200

Estimated product returns included in inventory at September 30, 2019 and March 31, 2019 were $347 and $491, respectively.
8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2019		March 31, 2019
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$40,292	$417,113	$14,809	$434,712
Software development costs, externally developed	10,690	108,077	3,655	168,381
Licenses	11,346	2,432	10,416	343
Software development costs and licenses	$62,328	$527,622	$28,880	$603,436

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	March 31, 2019

Software development royalties	$897,304	$713,201
Licenses	82,354	56,221
Refund liability	73,278	65,853
Compensation and benefits	68,640	73,695
Marketing and promotions	45,365	42,390
Other	84,255	84,335
Accrued expenses and other current liabilities	$1,251,196	$1,035,695

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
Loans under the New Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at September 30, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.02% at September 30, 2019), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at September 30, 2019.
Information related to availability on our Credit Agreement was as follows:

	September 30, 2019	March 31, 2019
Available borrowings	$198,336	$198,336
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $84 and $166 for the three and six months ended September 30, 2019, respectively, and $111 and $221 for the three and six months ended September 30, 2018, respectively, under a prior credit arrangement, which was terminated on the same day that we entered into the Credit Agreement. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Computation of Basic earnings per share:
Net income	$71,815	$25,367	$118,095	$97,060
Weighted average shares outstanding—basic	113,117	113,735	112,869	113,339
Basic earnings per share	$0.63	$0.22	$1.05	$0.86

Computation of Diluted earnings per share:
Net income	$71,815	$25,367	$118,095	$97,060

Weighted average shares outstanding—basic	113,117	113,735	112,869	113,339
Add: dilutive effect of common stock equivalents	960	2,360	1,056	2,462
Weighted average common shares outstanding—diluted	114,077	116,095	113,925	115,801

Diluted earnings per share	$0.63	$0.22	$1.04	$0.84

Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of September 30, 2019, we have no material participating securities outstanding.
During the six months ended September 30, 2019, 1,501 restricted stock awards vested, we granted 716 unvested restricted stock awards, and 66 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(21,364)	—	6,779	720	(13,865)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,408)	—	(3,408)
Balance at September 30, 2019	$(54,454)	$600	$(1,914)	$1,306	$(54,462)

	Six Months Ended September 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive income (loss) before reclassifications	(24,335)	—	9,054	890	(14,391)
Amounts reclassified from accumulated other comprehensive loss	—	—	(7,076)	—	(7,076)
Balance at September 30, 2018	$(28,622)	$600	$(8,213)	$(964)	$(37,199)

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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal year 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded business reorganization expense of $327 and $713 during the three and six months ended September 30, 2019, respectively, due to updating estimates for employee separation costs and did not make any payments related to these reorganization activities. As of September 30, 2019, $3,869 remained accrued for in Accrued expenses and other current liabilities and $3,116 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.

The provision for income taxes was $11,059 for the three months ended September 30, 2019 as compared to $5,594 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 13.3% for the three months ended September 30, 2019 was primarily due to tax benefits of $3,209 as a result of tax credits anticipated to be utilized and $1,402 due to geographic mix of earnings.
The provision for income taxes for the six months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $26,934 for the six months ended September 30, 2019 as compared to $11,348 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 18.6% for the six months ended September 30, 2019 was primarily due to a tax benefit of $11,749 from changes in unrecognized tax benefits due to audit settlements, a benefit of $6,026 as a result of tax credits anticipated to be utilized, and a benefit of $3,170 from our geographic mix of earnings. To a lesser extent the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19,826 from the reversal of net deferred tax benefits relating to the Altera case, discussed below.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the six months ended September 30, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter from our financial statements, resulting in a cumulative net discrete income tax expense of $19,826. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the U.S. Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.
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
16. LEASES
Our lease arrangements are primarily for (1) corporate, administrative, and development studio offices and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to thirteen years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases.
Information related to our operating leases are as follows:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Lease costs
Operating lease costs	$6,555	$13,563
Short term lease costs	$682	$1,355

Six Months Ended September 30, 2019
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$13,216
ROU assets obtained in exchange for lease obligations	$11,625

At September 30, 2019
Weighted average information
Remaining lease term	8.0
Discount rate	5.0%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at September 30, 2019, are as follows:

For the years ending March 31,
Remaining 2020	$13,251
2021	30,046
2022	28,497
2023	24,311
2024	17,073
Thereafter	58,581
Total future lease payments	171,759
Less imputed interest	(30,697)
Total lease liabilities	$141,062

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
Overview
Our Business
We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our labels Rockstar Games, 2K, and Private Division, as well as Social Point, a leading developer of mobile games. Our products are currently designed for console gaming systems, such as Sony's PlayStation®4 ("PS4"), Microsoft's Xbox One® ("Xbox One"), or Nintendo's Switch™ ("Switch"), and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 305 million units. The latest installment, Grand Theft Auto V, has sold in over 115 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 25 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes externally developed brands, such as Borderlands. The latest installment, Borderlands 3, launched on September 13, 2019. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and the Golf Club.
Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher of Kerbal Space Program. During fiscal year 2020, Private Division has released The Outer Worlds and Ancestors: The Humankind Odyssey, based on new IP from renowned industry creative talent. Private Division has announced that Kerbal Space Program 2 and Disintegration are planned for release in fiscal year 2021.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 47 million registered users. On August 2, 2018, 2K and Tencent commercially launched NBA 2K Online 2 in China. The title is based on the console edition of NBA 2K and includes an array of new features.
In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: the inaugural season included head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August 2018. The NBA 2K League's second season finals were held in August 2019.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 23% of our net revenue for the six months ended September 30, 2019. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 13% of our net revenue for the six months ended September 30, 2019. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 74.8% and 75.4% of net revenue during the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and March 31, 2019, our five largest customers comprised 66.0% and 66.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 50.0% and 55.8% of such balance at September 30, 2019 and March 31, 2019, respectively. We had two customers who accounted for 31.4% and 18.7%, respectively, of our gross accounts receivable as of September 30, 2019 and two customers who accounted for 40.1% and 15.7%, respectively, of our gross accounts receivable as of March 31, 2019. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch, which comprised 77.7% of our net revenue by product platform for the three months ended September 30, 2019. The success of our business is dependent upon the consumer acceptance of these platforms and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a larger selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending, which is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. Our "Results of Operations" discloses that net revenue from digital online channels comprised 74.6% of our net revenue by distribution channel for the six months ended September 30, 2019. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.

Product Releases
We released the following key titles during the six months ended September 30, 2019:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Borderlands: Game of the Year Edition	2K	External	PS4, Xbox One, PC	April 3, 2019
NBA 2K Mobile	2K	Internal	Android	April 17, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PC (digital only)	August 27, 2019
NBA 2K20	2K	Internal	PS4, Xbox One, Switch, PC, iOS, Android	September 6, 2019
Borderlands 3	2K	Internal / External	PS4, Xbox One, PC	September 13, 2019
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
WWE 2K20	2K	Internal	PS4, Xbox One, PC	October 22, 2019 (released)
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	October 25, 2019 (released)
Red Dead Redemption 2	Rockstar Games	Internal	PC	November 5,2019 (released)
Sid Meier's Civilization VI	2K	Internal	PS4, Xbox One	November 22, 2019
Red Dead Redemption 2	Rockstar Games	Internal / External	Google Stadia	November 2019
Borderlands 3	2K	Internal / External	Google Stadia	November 2019
NBA 2K20	2K	Internal	Google Stadia	November 2019
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One	December 2019
Kerbal Space Program 2	Private Division	External	PC (digital only), PS4, Xbox One	Fiscal 2021
Disintegration	Private Division	External	TBA	Fiscal 2021

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
During the six months ended September 30, 2019, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 842, Leases. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated lease accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2019	2018	Increase/ (decrease)	% Increase/ (decrease)	2019	2018	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$950,516	$583,421	$367,095	62.9%	$1,372,756	$871,746	$501,010	57.5%
For the three months ended September 30, 2019, Net Bookings increased by $367.1 million as compared to the prior year period due primarily to Borderlands 3, which released in September 2019, Grand Theft Auto Online and Grand Theft Auto V, Red Dead Redemption 2 and Red Dead Online, and our NBA 2K franchise. For the six months ended September 30, 2019, Net Bookings increased by $501.0 million as compared to the prior year period primarily due to Borderlands 3, our NBA 2K franchise, Red Dead Redemption 2 and Red Dead Online, and Grand Theft Auto Online.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
(thousands of dollars)	2019		2018		2019		2018
Net revenue	$857,841	100.0%	$492,667	100.0%	$1,398,300	100.0%	$880,649	100.0%
Cost of goods sold	468,248	54.6%	234,880	47.7%	709,717	50.8%	366,245	41.6%
Gross profit	389,593	45.4%	257,787	52.3%	688,583	49.2%	514,404	58.4%
Selling and marketing	149,566	17.4%	94,165	19.1%	241,387	17.3%	152,471	17.3%
General and administrative	76,659	8.9%	67,320	13.7%	151,492	10.8%	135,055	15.3%
Research and development	76,197	8.9%	60,565	12.3%	145,160	10.4%	111,277	12.6%
Depreciation and amortization	12,024	1.4%	9,751	2.0%	23,281	1.7%	19,011	2.2%
Business reorganization	327	—%	—	—%	713	0.1%	(242)	—%
Total operating expenses	314,773	36.7%	231,801	47.1%	562,033	40.2%	417,572	47.4%
Income from operations	74,820	8.7%	25,986	5.3%	126,550	9.1%	96,832	11.0%
Interest and other, net	8,054	0.9%	4,975	1.0%	18,479	1.3%	11,576	1.3%
Income before income taxes	82,874	9.7%	30,961	6.3%	145,029	10.4%	108,408	12.3%
Provision for income taxes	11,059	1.3%	5,594	1.1%	26,934	1.9%	11,348	1.3%
Net income	$71,815	8.4%	$25,367	5.1%	$118,095	8.4%	$97,060	11.0%

	Three Months Ended September 30,				Six Months Ended September 30,
	2019		2018		2019		2018
Net revenue by geographic region:
United States	$494,661	57.7%	$279,306	56.7%	$825,140	59.0%	$500,717	56.9%
International	363,180	42.3%	213,361	43.3%	573,160	41.0%	379,932	43.1%
Net revenue by platform:
Console	$651,818	76.0%	$372,240	75.6%	$1,086,632	77.7%	$666,970	75.7%
PC and other	206,023	24.0%	120,427	24.4%	311,668	22.3%	213,679	24.3%
Net revenue by distribution channel:
Digital online	$615,774	71.8%	$358,371	72.7%	$1,043,555	74.6%	$673,418	76.5%
Physical retail and other	242,067	28.2%	134,296	27.3%	354,745	25.4%	207,231	23.5%
Net revenue by content:
Full game and other	$539,373	62.9%	$252,068	51.2%	$764,974	54.7%	$399,020	45.3%
Recurrent consumer spending	318,468	37.1%	240,599	48.8%	633,326	45.3%	481,629	54.7%
Three Months Ended September 30, 2019 Compared to September 30, 2018

(thousands of dollars)	2019	%	2018	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$857,841	100.0%	$492,667	100.0%	$365,174	74.1%
Software development costs and royalties(1)	211,996	24.7%	42,648	8.7%	169,348	397.1%
Internal royalties	109,991	12.8%	82,113	16.7%	27,878	34.0%
Product costs	86,568	10.1%	55,885	11.3%	30,683	54.9%
Licenses	59,693	7.0%	54,234	11.0%	5,459	10.1%
Cost of goods sold	468,248	54.6%	234,880	47.7%	233,368	99.4%
Gross profit	$389,593	45.4%	$257,787	52.3%	$131,806	51.1%
_______________________________________________________________________________

(1)	Includes $27,832 and $7,688 of stock-based compensation expense in 2019 and 2018, respectively, in software development costs and royalties.

For the three months ended September 30, 2019, net revenue increased by $365.2 million as compared to the prior year period. The increase was due to (i) $255.4 million in net revenue from Borderlands 3, which released in September 2019, (ii) $80.3 million in net revenue from Red Dead Redemption 2, which released in October 2018, and (iii) an increase of $22.9 million in net revenue from our NBA 2K franchise.
Net revenue from console games increased by $279.6 million and accounted for 76.0% of our total net revenue for the three months ended September 30, 2019, as compared to 75.6% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, Red Dead Redemption 2, and our NBA 2K franchise. Net revenue from PC and other increased by $85.6 million and accounted for 24.0% of our total net revenue for the three months ended September 30, 2019, as compared to 24.4% for the prior year period. The increase was due to net revenue from Borderlands 3, partially offset by a decrease in net revenue from our NBA 2K franchise.
Net revenue from digital online channels increased by $257.4 million and accounted for 71.8% of our total net revenue for the three months ended September 30, 2019, as compared to 72.7% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, our NBA 2K franchise, and Red Dead Redemption 2. Net revenue from physical retail and other channels increased by $107.8 million and accounted for 28.2% of our total net revenue for the three months ended September 30, 2019, as compared to 27.3% for the same period in the prior year period. The increase in net revenue from physical retail and other channels was due to net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by a decrease in net revenue from our NBA 2K franchise.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $77.9 million and accounted for 37.1% of net revenue for the three months ended September 30, 2019, as compared to 48.8% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due to an increase in net revenue from our NBA 2K franchise, Borderlands 3, Red Dead Redemption 2 and Red Dead Online, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from full game and other increased by $287.3 million and accounted for 62.9% of net revenue for the three months ended September 30, 2019 as compared to 51.2% of net revenue for the prior year period. The increase in net revenue from full game and other was due to net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by a decrease in net revenue from our NBA 2K franchise.
Gross profit as a percentage of net revenue for the three months ended September 30, 2019 was 45.4% as compared to 52.3% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher royalties and amortization of capitalized software costs as a percentage of net revenue due primarily to the timing of releases.
Net revenue earned outside of the United States increased by $149.8 million and accounted for 42.3% of our total net revenue for the three months ended September 30, 2019, as compared to 43.3% in the prior year period. The increase in net revenue outside of the United States was due to net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by a decrease in net revenue from our NBA 2K franchise. Changes in foreign currency exchange rates decreased net revenue by $4.4 million and decreased gross profit by $1.8 million for the three months ended September 30, 2019 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$149,566	17.4%	$94,165	19.1%	$55,401	58.8%
General and administrative	76,659	8.9%	67,320	13.7%	9,339	13.9%
Research and development	76,197	8.9%	60,565	12.3%	15,632	25.8%
Depreciation and amortization	12,024	1.4%	9,751	2.0%	2,273	23.3%
Business reorganization	327	—%	—	—%	327	100.0%
Total operating expenses(1)	$314,773	36.7%	$231,801	47.1%	$82,972	35.8%
_______________________________________________________________________________

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
Selling and marketing	$3,744	$4,874
General and administrative	13,576	12,926
Research and development	10,615	4,854

Changes in foreign currency exchange rates decreased total operating expenses by $3.6 million for the three months ended September 30, 2019, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $55.4 million for the three months ended September 30, 2019, as compared to the prior year period, due primarily to higher advertising expenses for Borderlands 3, which released in September 2019, and Grand Theft Auto Online. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $9.3 million for the three months ended September 30, 2019, as compared to the prior year period, due to increases in (i) personnel expenses for additional headcount and (ii) IT-related expenses for cloud-based services.
General and administrative expenses for the three months ended September 30, 2019 and 2018 included occupancy expense (primarily rent, utilities and office expenses) of $6.1 million and $5.4 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $15.6 million for the three months ended September 30, 2019, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount and (ii) production and development expenses for titles for which technological feasibility has not been established.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.3 million for the three months ended September 30, 2019 as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
During the three months ended September 30, 2019, business reorganization expense increased $0.3 million as a result of updating estimates for our 2018 Plan with no corresponding expense in the prior year period.
Interest and other, net
Interest and other, net was income of $8.1 million for the three months ended September 30, 2019, as compared to $5.0 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments, higher invested balances, and the rise in interest rates on those investments.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $11.1 million for the three months ended September 30, 2019 as compared to a provision for income taxes of $5.6 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 13.3% for the three months ended September 30, 2019 was primarily due to tax benefits of $3.2 million as a result of tax credits anticipated to be utilized and $1.4 million due to a geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 18.1% for the three months ended September 30, 2018 was primarily due to a tax benefit of $5.1 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $2.2 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $1.4 million for excess tax benefits from employee stock compensation, offset by a tax provision of $6.1 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Tax Cuts and Jobs Act due to a net tax provision of $1.0 million.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased benefits from our geographic mix in earnings offset by decreased benefits from changes in our valuation allowance.
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
Net income and earnings per share
For the three months ended September 30, 2019, net income was $71.8 million, as compared to $25.4 million in the prior year period. Diluted earnings per share for the three months ended September 30, 2019, was $0.63, as compared to diluted earnings per share of $0.22 in the prior year period. Diluted weighted average shares of 114.1 million were 2.0 million shares lower as compared to the prior year period, due primarily to share repurchases in the last three quarters of fiscal year 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Six Months Ended September 30, 2019 Compared to September 30, 2018

(thousands of dollars)	2019	%	2018	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,398,300	100.0%	$880,649	100.0%	$517,651	58.8%
Software development costs and royalties(1)	320,437	22.9%	72,436	8.2%	248,001	342.4%
Internal royalties	172,880	12.4%	135,280	15.4%	37,600	27.8%
Product costs	134,203	9.6%	94,026	10.7%	40,177	42.7%
Licenses	82,197	5.9%	64,503	7.3%	17,694	27.4%
Cost of goods sold	709,717	50.8%	366,245	41.6%	343,472	93.8%
Gross profit	$688,583	49.2%	$514,404	58.4%	$174,179	33.9%

(1)	Includes $58,630 and $11,658 of stock-based compensation expense in 2019 and 2018, respectively, in software development costs and royalties.
For the six months ended September 30, 2019, net revenue increased by $517.7 million as compared to the prior year period. The increase was due to (i) $255.4 million in net revenue from Borderlands 3, which released in September 2019, (ii) $157.4 million in net revenue from Red Dead Redemption 2, which released in October 2018, and (iii) an increase of $86.2 million from our NBA 2K franchise. These increases were offset by a decrease of $51.9 million in net revenue from Grand Theft Auto V and Grand Theft Auto Online.
Net revenue from console games increased by $419.7 million and accounted for 77.7% of our total net revenue for the six months ended September 30, 2019, as compared to 75.7% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, Red Dead Redemption 2, and our NBA 2K franchise, partially offset by a decrease in net revenue from Grand Theft Auto V. Net revenue from PC and other increased by $98.0 million and accounted for 22.3% of our total net revenue for the six months ended September 30, 2019, as compared to 24.3% for the prior year period. The increase was due to net revenue from Borderlands 3.
Net revenue from digital online channels increased by $370.1 million and accounted for 74.6% of our total net revenue for the six months ended September 30, 2019, as compared to 76.5% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, our NBA 2K franchise, and Red Dead Redemption 2, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from physical retail and other channels increased by $147.5 million and accounted for 25.4% of our total net revenues for the six months ended September 30, 2019, as compared to 23.5% for the same period in the prior year period. The increase was due to net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by a decrease in net revenue from Grand Theft Auto V and our NBA 2K franchise.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $151.7 million and accounted for 45.3% of net revenue for the six months ended September 30, 2019, as compared to 54.7% of net revenue for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, our Borderlands franchise, and Red Dead Redemption 2 and Red Dead Online, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from full game and other increased by $366.0 million and accounted for 54.7% of net revenue for the six months ended September 30, 2019 as compared to 45.3% of net revenue for the prior year period. The increase was due to net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by a decrease in net revenue from Grand Theft Auto V and our NBA 2K franchise.
Gross profit as a percentage of net revenue for the six months ended September 30, 2019 was 49.2% as compared to 58.4% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher royalties and amortization of capitalized software costs as a percentage of net revenue due primarily to the timing of releases.
Net revenue earned outside of the United States increased by $193.2 million, and accounted for 41.0% of our total net revenue for the six months ended September 30, 2019, as compared to 43.1% in the prior year period. The increase in net revenue outside of the United States was due to net revenue from Borderlands 3 and Red Dead Redemption 2. Changes in foreign currency exchange rates decreased net revenue by $7.8 million and decreased gross profit by $2.7 million for the six months ended September 30, 2019 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$241,387	17.3%	$152,471	17.3%	$88,916	58.3%
General and administrative	151,492	10.8%	135,055	15.3%	16,437	12.2%
Research and development	145,160	10.4%	111,277	12.6%	33,883	30.4%
Depreciation and amortization	23,281	1.7%	19,011	2.2%	4,270	22.5%
Business reorganization	713	0.1%	(242)	—%	955	(394.6)%
Total operating expenses (1)	$562,033	40.2%	$417,572	47.4%	$144,461	34.6%

(1)	Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
General and administrative	$27,143	$24,444
Selling and marketing	10,220	9,648
Research and development	17,206	9,191
Changes in foreign currency exchange rates decreased total operating expenses by $7.0 million for the six months ended September 30, 2019, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $88.9 million for the six months ended September 30, 2019, as compared to the prior year period, due primarily to higher advertising expenses for Borderlands 3, Grand Theft Auto Online, and Red Dead Online. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $16.4 million for the six months ended September 30, 2019, as compared to the prior year period, due to increases in personnel expenses for additional headcount and IT related expenses for cloud-based service and IT infrastructure.
General and administrative expenses for the six months ended September 30, 2019 and 2018 included occupancy expense (primarily rent, utilities and office expenses) of $12.4 million and $10.8 million, respectively, related to our development studios.

Research and development
Research and development expenses increased by $33.9 million for the six months ended September 30, 2019, as compared to the prior year period, due primarily to increases in (i) production and development expenses for titles for which technological feasibility has not been established and (ii) personnel expenses due to increased headcount.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2019 increased by $4.3 million, as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
During the six months ended September 30, 2019, business reorganization expense increased $1.0 million due to updating estimates for our 2018 Plan resulting in expense in the current year period as compared to a benefit in the prior year period.
Interest and other, net
Interest and other, net was income of $18.5 million for the six months ended September 30, 2019, as compared to an income of $11.6 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments, higher invested balances, and the rise in interest rates on those investments.
Provision for Income Taxes
The provision for income taxes for the six months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $26.9 million for the six months ended September 30, 2019 as compared to a provision from income taxes of $11.3 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 18.6% for the six months ended September 30, 2019 was due primarily to a tax benefit of $11.7 million from changes in unrecognized tax benefits due to audit settlements, a benefit of $6.0 million as a result of tax credits anticipated to be utilized, and a benefit of $3.2 million from our geographic mix of earnings. To a lesser extent the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case, discussed below.
In the prior year period, when compared to our blended statutory rate of 21%, the effective tax rate of 10.5% for the six months ended September 30, 2018 was primarily due to a tax benefit of $10.6 million as a result of changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, a tax benefit of $8.8 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $6.9 million for excess tax benefits from employee stock compensation, offset by a tax provision of $10.6 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Tax Cuts and Jobs Act due to a net tax provision of $3.4 million.
    The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax expense relating to the Altera case, discussed below, decreased benefits from changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, decreased excess tax benefits from employee stock-based compensation partially offset by increased geographic mix of earnings and increased discrete tax benefits recorded from changes in unrecognized tax benefits primarily due to expiration in statute of limitations.
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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In

February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the six months ended September 30, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter, resulting in a cumulative net discrete income tax expense of $19.8 million. On July 22, 2019, the taxpayer in the Altera Corp. case requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.
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
Net income and earnings per share
For the six months ended September 30, 2019, net income was $118.1 million, as compared to net income of $97.1 million in the prior year period. For the six months ended September 30, 2019, diluted earnings per share was $1.04 as compared to diluted earnings per share of $0.84 in the prior year period. Diluted weighted average shares of 114 million were 1.9 million shares lower as compared to the prior year period, due primarily to share repurchases in the last three quarters of fiscal year 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of September 30, 2019, we had $742.6 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at September 30, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 2.02% at September 30, 2019), which rates are determined by reference to our consolidated total net leverage ratio.
As of September 30, 2019, there was $198.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At September 30, 2019, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 74.8% and 75.4% of net revenue during the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and March 31, 2019, five customers accounted for 66.0% and 66.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 50% and 55.8% of such balances at September 30, 2019 and March 31, 2019, respectively. We had two customers who accounted for 31.4% and 18.7% of our gross accounts receivable as of September 30, 2019, respectively, and two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of September 30, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $187.7 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
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
During the three months ended September 30, 2019, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10,400 shares of our common stock under the program, and as of September 30, 2019, 3,818 shares of our common stock remain available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2019	2018
Net cash provided by (used in) operating activities	$144,158	$(206,035)
Net cash (used in) provided by investing activities	(36,200)	19,689
Net cash used in financing activities	(61,478)	(217,467)
Effects of foreign currency exchange rates on cash and cash equivalents	(8,063)	(9,464)
Net change in cash, cash equivalents, and restricted cash	$38,417	$(413,277)
At September 30, 2019, we had $1,430.4 million of cash and cash equivalents and restricted cash, compared to $1,392.0 million at March 31, 2019. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards and (2) Net cash used in investing activities primarily related to the purchases of fixed assets and business acquisitions.

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
Off-Balance Sheet Arrangements
As of September 30, 2019 and March 31, 2019, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2019 and 2018, 42.3% and 43.3%, respectively, and for the six months ended September 30, 2019 and 2018, 41.0% and 43.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2019, we had $742.6 million of short-term investments, which included $361.6 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $762.0 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2019.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (5.50% at September 30, 2019), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 2.02% at September 30, 2019), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended September 30, 2019 and 2018, our foreign currency translation adjustment was a loss of $12.6 million and a gain of $2.5 million, respectively, and for the six months ended September 30, 2019 and 2018, we recognized a foreign currency translation adjustment loss of $21.4 million and a loss of $24.3 million, respectively. For the three months ended September 30, 2019 and 2018, we recognized a foreign currency exchange transaction loss of $1.7 million and a loss of $0.9 million, respectively, and for the six months ended September 30, 2019 and 2018, we recognized a foreign currency exchange transaction loss of $2.7 million and a gain of $0.6 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2019, we had $211.7 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $40.5 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2019, we had $116.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $87.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2019 and 2018, we recorded a gain of $2.2 million and a loss of $0.2 million, respectively, and for the six months ended September 30, 2019 and 2018, we recorded a loss of $1.1 million and a gain of $2.2 million, respectively. As of September 30, 2019, the fair value of these outstanding forward contracts was an immaterial gain and was included in Prepaid expenses and other, and, as of March 31, 2019, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended September 30, 2019, 42.3% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended September 30, 2019, we did not make any repurchases of our common stock in the open market. As of September 30, 2019, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remain available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2019:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2019	—	$—	—	3,818
August 1-31, 2019	—	$—	—	3,818
September 1-30, 2019	—	$—	—	3,818
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 7, 2019	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)