Form 10-Q
period 2019-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2020-02-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

As of January 27, 2020, there were 113,424,323 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,284,861	$826,525
Short-term investments	699,269	744,485
Restricted cash and cash equivalents	457,573	565,461
Accounts receivable, net of allowances of $443 and $995 at December 31, 2019 and March 31, 2019, respectively	647,460	395,729
Inventory	24,426	28,200
Software development costs and licenses	59,802	28,880
Deferred cost of goods sold	33,079	51,867
Prepaid expenses and other	228,567	186,688
Total current assets	3,435,037	2,827,835
Fixed assets, net	127,417	127,882
Right-of-use assets	153,053	—
Software development costs and licenses, net of current portion	440,752	603,436
Deferred cost of goods sold, net of current portion	912	1,028
Goodwill	391,815	381,717
Other intangibles, net	56,596	73,115
Deferred tax assets	110,831	134,732
Other assets	163,220	93,320
Total assets	$4,879,633	$4,243,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,491	$72,797
Accrued expenses and other current liabilities	1,147,918	1,035,695
Deferred revenue	841,814	843,302
Lease liabilities	24,108	—
Total current liabilities	2,096,331	1,951,794
Non-current deferred revenue	32,962	21,058
Non-current lease liabilities	151,400	—
Other long-term liabilities	196,905	229,633
Total liabilities	$2,477,598	$2,202,485
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2019 and March 31, 2019	—	—
Common stock, $.01 par value, 200,000 shares authorized; 135,771 and 134,602 shares issued and 113,350 and 112,181 outstanding at December 31, 2019 and March 31, 2019, respectively	1,358	1,346
Additional paid-in capital	2,100,373	2,019,369
Treasury stock, at cost; 22,421 common shares at December 31, 2019 and March 31, 2019	(820,572)	(820,572)
Retained earnings	1,159,363	877,626
Accumulated other comprehensive loss	(38,487)	(37,189)
Total stockholders' equity	2,402,035	2,040,580
Total liabilities and stockholders' equity	$4,879,633	$4,243,065
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387
Cost of goods sold	437,093	898,484	1,146,810	1,264,730
Gross profit	493,036	350,254	1,181,619	864,657
Selling and marketing	137,068	161,322	378,455	313,793
General and administrative	84,531	70,638	236,023	205,693
Research and development	82,520	62,305	227,680	173,582
Depreciation and amortization	12,330	10,140	35,611	29,151
Business reorganization	(246)	(5,930)	467	(6,172)
Total operating expenses	316,203	298,475	878,236	716,047
Income from operations	176,833	51,779	303,383	148,610
Interest and other, net	11,943	8,071	30,422	19,647
Income before income taxes	188,776	59,850	333,805	168,257
Provision for (benefit from) income taxes	25,134	(120,098)	52,068	(108,750)
Net income	$163,642	$179,948	$281,737	$277,007
Earnings per share:
Basic earnings per share	$1.44	$1.59	$2.49	$2.44
Diluted earnings per share	$1.43	$1.57	$2.47	$2.41
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$163,642	$179,948	$281,737	$277,007
Other comprehensive income (loss):
Foreign currency translation adjustment	18,172	(16,331)	(3,192)	(40,666)
Cash flow hedges:
Change in unrealized gains	(3,728)	2,350	2,297	4,219
Reclassification to earnings	2,184	—	(1,157)	—
Tax effect on effective cash flow hedges	(386)	58	301	167
Change in fair value of effective cash flow hedge	(1,930)	2,408	1,441	4,386
Change in fair value of available for sale securities	(267)	168	453	1,058
Other comprehensive (loss) income	15,975	(13,755)	(1,298)	(35,222)
Comprehensive income	$179,617	$166,193	$280,439	$241,785

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2019	2018
Operating activities:
Net income	$281,737	$277,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	115,823	160,167
Depreciation	35,246	28,769
Amortization and impairment of intellectual property	15,981	17,785
Stock-based compensation	176,598	178,609
Other, net	1,809	(3,912)
Changes in assets and liabilities:
Accounts receivable	(249,709)	(525,981)
Inventory	3,688	(26,352)
Software development costs and licenses	(18,552)	(157,710)
Prepaid expenses and other assets	(215,060)	(142,918)
Deferred revenue	11,751	328,325
Deferred cost of goods sold	18,602	(37,281)
Accounts payable, accrued expenses and other liabilities	262,061	293,691
Net cash provided by operating activities	439,975	390,199
Investing activities:
Change in bank time deposits	114,720	64,101
Proceeds from available-for-sale securities	243,170	184,542
Purchases of available-for-sale securities	(311,995)	(179,570)
Purchases of fixed assets	(34,790)	(43,646)
Purchases of long-term investments	(26,142)	—
Business acquisitions	(12,040)	(3,149)
Net cash (used in) provided by investing activities	(27,077)	22,278
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(71,260)	(85,837)
Issuance of common stock	10,515	—
Repurchase of common stock	—	(262,392)
Net cash used in financing activities	(60,745)	(348,229)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,705)	(15,124)
Net change in cash, cash equivalents, and restricted cash	350,448	49,124
Cash, cash equivalents, and restricted cash, beginning of year	1,391,986	1,246,371
Cash, cash equivalents, and restricted cash, end of period	$1,742,434	$1,295,495

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763
Net income	—	—	—	—	—	163,642	—	163,642
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	18,172	18,172
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(1,930)	(1,930)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(267)	(267)
Stock-based compensation	—	—	45,055	—	—	—	—	45,055
Issuance of restricted stock, net of forfeitures and cancellations	171	2	(2)	—	—	—	—	—
Net share settlement of restricted stock awards	(80)	(1)	(9,781)	—	—	—	—	(9,782)
Employee share purchase plan settlement	64	1	5,381	—	—	—	—	5,382
Balance, December 31, 2019	135,771	$1,358	$2,100,373	(22,421)	$(820,572)	$1,159,363	$(38,487)	$2,402,035

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2018	134,106	$1,341	$1,951,128	(20,302)	$(611,680)	$640,848	$(37,199)	$1,944,438
Net income	—	—	—	—	—	179,948	—	179,948
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(16,331)	(16,331)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	2,408	2,408
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	168	168
Stock-based compensation	—	—	42,529	—	—	—	—	42,529
Repurchased common stock	—	—	—	(1,000)	(108,892)	—	—	(108,892)
Issuance of restricted stock, net of forfeitures and cancellations	440	4	(4)	—	—	—	—	—
Net share settlement of restricted stock awards	(207)	(2)	(21,869)	—	—	—	—	(21,871)
Employee share purchase plan settlement	57	1	5,069	—	—	—	—	5,070
Balance, December 31, 2018	134,396	$1,344	$1,976,853	(21,302)	$(720,572)	$820,796	$(50,954)	$2,027,467

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	281,737	—	281,737
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(3,192)	(3,192)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	1,441	1,441
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	453	453
Stock-based compensation	—	—	141,761	—	—	—	—	141,761
Issuance of restricted stock, net of forfeitures and cancellations	1,674	17	(17)	—	—	—	—	—
Net share settlement of restricted stock awards	(631)	(7)	(71,253)	—	—	—	—	(71,260)
Employee share purchase plan settlement	126	2	10,513	—	—	—	—	10,515
Balance, December 31, 2019	135,771	$1,358	$2,100,373	(22,421)	$(820,572)	$1,159,363	$(38,487)	$2,402,035

	Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2018	132,743	$1,327	$1,888,039	(18,705)	$(458,180)	$73,516	$(15,732)	$1,488,970
Net income	—	—	—	—	—	277,007	—	277,007
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(45,320)	(45,320)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	4,387	4,387
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1,058	1,058
Stock-based compensation	—	—	161,485	—	—	—	—	161,485
Repurchased common stock	—	—	—	(2,597)	(262,392)	—	—	(262,392)
Issuance of restricted stock, net of forfeitures and cancellations	1,972	19	(19)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	378	4	8,109	—	—	—	—	8,113
Net share settlement of restricted stock awards	(754)	(7)	(85,830)	—	—	—	—	(85,837)
Employee share purchase plan settlement	57	1	5,069	—	—	—	—	5,070
Impact from adoption of New Revenue Accounting Standard	—	—	—	—	—	470,273	4,653	474,926
Balance, December 31, 2018	134,396	$1,344	$1,976,853	(21,302)	$(720,572)	$820,796	$(50,954)	$2,027,467

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
As part of the adoption, the new lease accounting standard allows a number of practical expedients and exemptions. At transition, we elected the following:
•The package of practical expedients, which allows us to carryforward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that exist prior to adoption of the new standard;
•The practical expedient to not separate non-lease components from the related lease components; and
•The exemption to not apply the balance sheet recognition requirements for leases with a lease term of 12 months or less and instead expense those costs on a straight-line basis over the lease term or in the period in which the obligation is incurred, if such costs are variable.
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
Impact of adoption
As a result of adopting Topic 842, the following adjustments, including reclassifying prepaid and deferred rent to ROU assets, were made to our Condensed Consolidated Balance Sheet at April 1, 2019:

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
Recently Issued Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2020 (April 1, 2021 for the Company), with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.
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
Accounting for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2019 (April 1, 2020 for the Company), with early adoption permitted. These changes will be applied on a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue recognized:
Service and other	481,301	311,282	1,327,433	933,663
Product	448,828	937,456	1,000,996	1,195,724
Total net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue recognized:
Full game and other	589,633	952,182	1,354,607	1,351,202
Recurrent consumer spending	340,496	296,556	973,822	778,185
Total net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue recognized:
United States	$536,841	$651,568	$1,361,981	$1,152,285
International	393,288	597,170	966,448	977,102
Total net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387

Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue recognized:
Console	$679,799	$1,144,459	$1,766,431	$1,811,429
PC and other	250,330	104,279	561,998	317,958
Total net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue recognized:
Digital online	$700,321	$594,722	$1,743,876	$1,268,140
Physical retail and other	229,808	654,016	584,553	861,247
Total net revenue	$930,129	$1,248,738	$2,328,429	$2,129,387

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of December 31, 2019 and March 31, 2019 were $874,776 and $864,360, respectively. For the nine months ended December 31, 2019, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2019 and 2018, $193,468 and $80,471, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2019 and 2018, $758,301 and $504,600, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of December 31, 2019, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $967,609, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $872,647 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

As of December 31, 2019 and March 31, 2019, our contract asset balances were $74,412 and $57,643, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $3,166 and $3,432 during the three months ended December 31, 2019 and 2018, respectively, and $6,541 and $6,842 during the nine months ended December 31, 2019 and 2018, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $5,956 and $5,555 during the three months ended December 31, 2019 and 2018, respectively, and $17,457 and $15,574 during the nine months ended December 31, 2019 and 2018, respectively.
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

(1)Represents the maximum number of shares eligible to vest.
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 613 and 526 as of December 31, 2019 and March 31, 2019, respectively. 209 restricted stock units previously granted to ZelnickMedia vested and 20 restricted stock units were forfeited by ZelnickMedia during the nine months ended December 31, 2019.

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
We follow a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:
•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which is measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	December 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$594,789	$594,789	$—	$—	Cash and cash equivalents
Bank-time deposits	211,463	211,463	—	—	Cash and cash equivalents
Commercial paper	44,256	—	44,256	—	Cash and cash equivalents
Corporate bonds	6,001	—	6,001	—	Cash and cash equivalents
Corporate bonds	303,460	—	303,460	—	Short-term investments
Bank-time deposits	273,000	273,000	—	—	Short-term investments
US Treasuries	16,033	16,033	—	—	Short-term investments
US Agencies	3,499	—	3,499	—	Short-term investments
Commercial paper	103,277	—	103,277	—	Short-term investments
Money market funds	457,573	457,573	—	—	Restricted cash and cash equivalents
Cross-currency swap	3,115	—	3,115	—	Prepaid expenses and other
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(88)	—	(88)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,019,137	$1,552,858	$463,520	$2,759

	March 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$389,936	$389,936	$—	$—	Cash and cash equivalents
Commercial paper	39,246	—	39,246	—	Cash and cash equivalents
US Treasuries	25,449	25,449	—	—	Cash and cash equivalents
Money market funds	565,461	565,461	—	—	Restricted cash and cash equivalents
Bank-time deposits	387,720	387,720	—	—	Short-term investments
Corporate bonds	296,141	—	296,141	—	Short-term investments
US Treasuries	55,634	55,634	—	—	Short-term investments
Commercial paper	4,990	—	4,990	—	Short-term investments
Cross-currency swap	791	—	791	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(423)	—	(423)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$1,766,768	$1,424,200	$340,745	$1,823
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2019.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$273,000	$—	$—	$273,000
Available-for-sale securities:
Corporate bonds	302,418	1,049	(7)	303,460
US Treasuries	16,030	6	(3)	16,033
US Agencies	3,499	—	—	3,499
Commercial paper	103,277	—	—	103,277
Total Short-term investments	$698,224	$1,055	$(10)	$699,269

	March 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$387,720	$—	$—	$387,720
Available-for-sale securities:
Corporate bonds	295,526	742	(127)	296,141
US Treasuries	55,656	27	(49)	55,634
Commercial paper	4,990	—	—	4,990
Total short-term investments	$743,892	$769	$(176)	$744,485
Based on our review of investments with unrealized losses, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2019 or March 31, 2019. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.
The following table summarizes the contracted maturities of our short-term investments at December 31, 2019:

	December 31, 2019
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$576,141	$576,830
Due in 1 - 2 years	122,083	122,439
Total short-term investments	$698,224	$699,269

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2019	March 31, 2019
Forward contracts to sell foreign currencies	$180,722	$116,590
Forward contracts to purchase foreign currencies	56,062	87,793
For the three months ended December 31, 2019 and 2018, we recorded a loss of $556 and a gain of $10,811, respectively, and for the nine months ended December 31, 2019 and 2018, we recorded a loss of $1,643 and gain of $12,968, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of December 31, 2019, the notional amount of the cross-currency swap is $115,641. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7. INVENTORY
Inventory balances by category were as follows:

	December 31, 2019	March 31, 2019
Finished products	$23,231	$24,847
Parts and supplies	1,195	3,353
Inventory	$24,426	$28,200
Estimated product returns included in inventory at December 31, 2019 and March 31, 2019 were $1,054 and $491, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2019		March 31, 2019
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$24,864	$362,952	$14,809	$434,712
Software development costs, externally developed	31,385	75,730	3,655	168,381
Licenses	3,553	2,070	10,416	343
Software development costs and licenses	$59,802	$440,752	$28,880	$603,436
During the three and nine months ended December 31, 2019, we recorded $0, and during the three and nine months ended December 31, 2018, we recorded $7,426, of software development impairment charges (a component of Cost of goods sold). For the nine months ended December 31, 2018, the impairment charges relate to a decision not to proceed with further development of certain interactive entertainment software.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2019	March 31, 2019

Software development royalties	$684,789	$713,201
Compensation and benefits	128,627	73,695
Refund liability	104,238	65,853
Licenses	77,902	56,221
Marketing and promotions	72,885	42,390
Other	79,477	84,335
Accrued expenses and other current liabilities	$1,147,918	$1,035,695

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
Loans under the New Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at December 31, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 1.66% at December 31, 2019), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at December 31, 2019.
Information related to availability on our Credit Agreement was as follows:

	December 31, 2019	March 31, 2019
Available borrowings	$198,336	$198,336
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $82 and $248 for the three and nine months ended December 31, 2019, respectively, and $111 and $332 for the three and nine months ended December 31, 2018, respectively, under a prior credit arrangement, which was terminated on the same day that we entered into the Credit Agreement. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Computation of Basic earnings per share:
Net income	$163,642	$179,948	$281,737	$277,007
Weighted average shares outstanding—basic	113,251	113,433	112,996	113,390
Basic earnings per share	$1.44	$1.59	$2.49	$2.44

Computation of Diluted earnings per share:
Net income	$163,642	$179,948	$281,737	$277,007

Weighted average shares outstanding—basic	113,251	113,433	112,996	113,390
Add: dilutive effect of common stock equivalents	1,003	1,304	1,013	1,528
Weighted average common shares outstanding—diluted	114,254	114,737	114,009	114,918

Diluted earnings per share	$1.43	$1.57	$2.47	$2.41
Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of December 31, 2019, we have no material participating securities outstanding.
During the nine months ended December 31, 2019, 1,674 restricted stock awards vested, we granted 887 unvested restricted stock awards, and 80 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(3,192)	—	2,598	453	(141)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,157)	—	(1,157)
Balance at December 31, 2019	$(36,282)	$600	$(3,844)	$1,039	$(38,487)

	Nine Months Ended December 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive income (loss) before reclassifications	(40,666)	—	1,158	1,058	(38,450)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,228	—	3,228
Balance at December 31, 2018	$(44,953)	$600	$(5,805)	$(796)	$(50,954)

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

14. BUSINESS REORGANIZATION
In the first quarter of fiscal year 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded a benefit of $246 and expense of $467 for business reorganization during the three and nine months ended December 31, 2019, respectively, due to updating estimates for employee separation costs and did not make any payments related to these reorganization activities. As of December 31, 2019, $3,747 remained accrued in Accrued expenses and other current liabilities and $2,991 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
In fiscal 2016, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2016 Plan"), including reorganizing one development studio and closing two development studios and incurred business reorganization expense of $71,285 due primarily to employee separation costs in connection with this initiative. During the three and nine months ended December 31, 2018, we recognized a benefit of $5,930 as a result of updating our estimate of costs to complete the 2016 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $25,134 for the three months ended December 31, 2019 as compared to a benefit of $120,098 for the prior year period due primarily to a change in our valuation allowance.
When compared to the statutory rate of 21%, the effective tax rate of 13.3% for the three months ended December 31, 2019 was due primarily to tax benefits of $9,118 as a result of tax credits anticipated to be utilized and $2,638 due to geographic mix of earnings.
The provision for income taxes for the nine months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $52,068 for the nine months ended December 31, 2019 as compared to a benefit of $108,750 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 15.6% for the nine months ended December 31, 2019 was due primarily to a tax benefit of $11,641 from changes in unrecognized tax benefits due to audit settlements, a benefit of $15,144 as a result of tax credits anticipated to be utilized, and a benefit of $5,808 from our geographic mix of earnings. To a lesser extent the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19,826 from the reversal of net deferred tax benefits relating to the Altera case, discussed below.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the nine months ended December 31, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter from our financial statements, resulting in a cumulative net discrete income tax expense of $19,826. The taxpayer requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. The case remains potentially open for judicial review by the U.S. Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.
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
On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The tax reform abolished preferential tax regimes for holding companies, domicile companies, and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. Any deferred tax assets arising from tax basis step-up would be recorded once the cantonal process is complete. As of December 31, 2019, the TRAF did not have a material effect on the Company.

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

16. LEASES
Our lease arrangements are primarily for (1) corporate, administrative, and development studio offices and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to fifteen years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases.
Information related to our operating leases are as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Lease costs
Operating lease costs	$7,340	$20,904
Short term lease costs	$662	$2,017

Nine Months Ended December 31, 2019
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$20,718
ROU assets obtained in exchange for lease obligations	$49,767

At December 31, 2019
Weighted average information
Remaining lease term	9.4
Discount rate	5.0%
Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at December 31, 2019, are as follows:

For the years ending March 31,
Remaining 2020	$6,480
2021	31,889
2022	32,212
2023	29,896
2024	22,711
Thereafter	97,636
Total future lease payments	220,824
Less imputed interest	(45,316)
Total lease liabilities	$175,508

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
We endeavor to be the most creative, innovative, and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports, and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment by leveraging our existing titles as well as by developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 310 million units. The latest installment, Grand Theft Auto V, has sold in over 120 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 25 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency, and releasing titles for smartphones and tablets.
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
Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher of Kerbal Space Program. During fiscal year 2020, Private Division released The Outer Worlds and Ancestors: The Humankind Odyssey, based on new IP from renowned industry creative talent. Private Division has announced that Kerbal Space Program 2 and Disintegration are planned for release in fiscal year 2021.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 48 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises, who will be joined by a team from Shanghai for the 2020 season. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August of each of the NBA 2K League's first two seasons.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 21.5% of our net revenue for the nine months ended December 31, 2019. In October 2018, we released Red Dead Redemption 2. Sales of Red Dead Redemption products generated 14.8% of our net revenue for the nine months ended December 31, 2019. The timing of our Grand Theft Auto or Red Dead Redemption product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 70.0% and 68.3% of net revenue during the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and March 31, 2019, our five largest customers comprised 63.6% and 66.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 48.9% and 55.8% of such balance at December 31, 2019 and March 31, 2019, respectively. We had two customers who accounted for 34.4% and 14.4%, respectively, of our gross accounts receivable as of December 31, 2019 and two customers who accounted for 40.1% and 15.7%, respectively, of our gross accounts receivable as of March 31, 2019. The economic environment has affected our customers in the past and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of software products made for video game consoles manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch, which comprised 75.9% of our net revenue by product platform for the nine months ended December 31, 2019. The success of our business is dependent upon the consumer acceptance of these platforms and continued growth in their installed base. When new hardware platforms are introduced, demand for software used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as tablets, smartphones and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings.

Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a larger selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending, which is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. Our "Results of Operations" discloses that net revenue from digital online channels comprised 74.9% of our net revenue by distribution channel for the nine months ended December 31, 2019. We expect online delivery of games and game offerings to continue to grow and to become an increasing part of our business over the long-term.
Product Releases
We released the following key titles during the nine months ended December 31, 2019:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Borderlands: Game of the Year Edition	2K	External	PS4, Xbox One, PC	April 3, 2019
NBA 2K Mobile	2K	Internal	Android	April 17, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PC (digital only)	August 27, 2019
NBA 2K20	2K	Internal	PS4, Xbox One, Switch, PC, iOS, Android	September 6, 2019
Borderlands 3	2K	Internal / External	PS4, Xbox One, PC	September 13, 2019
WWE 2K20	2K	Internal	PS4, Xbox One, PC	October 22, 2019
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	October 25, 2019
Red Dead Redemption 2	Rockstar Games	Internal	PC	November 5, 2019
Red Dead Redemption 2	Rockstar Games	Internal	Google Stadia	November 19, 2019
NBA 2K20	2K	Internal	Google Stadia	November 19, 2019
Sid Meier's Civilization VI	2K	Internal	PS4, Xbox One	November 22, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One	December 6, 2019
Borderlands 3	2K	Internal / External	Google Stadia	December 17, 2019
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Disintegration	Private Division	External	TBA	Fiscal 2021
Kerbal Space Program 2	Private Division	External	PC (digital only)	Fiscal 2021

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
During the nine months ended December 31, 2019, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 842, Leases. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements for disclosures regarding our updated lease accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019	2018	Increase/ (decrease)	% Increase/ (decrease)	2019	2018	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$888,179	$1,568,568	$(680,389)	(43.4)%	$2,260,935	$2,440,314	$(179,379)	(7.4)%
For the three months ended December 31, 2019, Net Bookings decreased by $680.4 million as compared to the prior year period due primarily to Red Dead Redemption 2, which released on PS4 and Xbox One in October 2018, partially offset by an increase in Net Bookings from The Outer Worlds, Borderlands 3, Grand Theft Auto Online, Grand Theft Auto V, and Red Dead Online. For the nine months ended December 31, 2019, Net Bookings decreased by $179.4 million as compared to the prior year period due primarily to Red Dead Redemption 2, partially offset by an increase in Net Bookings from Borderlands 3, The Outer Worlds, our NBA 2K franchise, Grand Theft Auto Online, and Red Dead Online.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(thousands of dollars)	2019		2018		2019		2018
Net revenue	$930,129	100.0%	$1,248,738	100.0%	$2,328,429	100.0%	$2,129,387	100.0%
Cost of goods sold	437,093	47.0%	898,484	72.0%	1,146,810	49.3%	1,264,730	59.4%
Gross profit	493,036	53.0%	350,254	28.0%	1,181,619	50.7%	864,657	40.6%
Selling and marketing	137,068	14.7%	161,322	12.9%	378,455	16.3%	313,793	14.7%
General and administrative	84,531	9.1%	70,638	5.7%	236,023	10.1%	205,693	9.7%
Research and development	82,520	8.9%	62,305	5.0%	227,680	9.8%	173,582	8.2%
Depreciation and amortization	12,330	1.3%	10,140	0.8%	35,611	1.5%	29,151	1.4%
Business reorganization	(246)	—%	(5,930)	(0.5)%	467	—%	(6,172)	(0.3)%
Total operating expenses	316,203	34.0%	298,475	23.9%	878,236	37.7%	716,047	33.6%
Income from operations	176,833	19.0%	51,779	4.1%	303,383	13.0%	148,610	7.0%
Interest and other, net	11,943	1.3%	8,071	0.6%	30,422	1.3%	19,647	0.9%
Income before income taxes	188,776	20.3%	59,850	4.8%	333,805	14.3%	168,257	7.9%
Provision for (benefit from) income taxes	25,134	2.7%	(120,098)	(9.6)%	52,068	2.2%	(108,750)	(5.1)%
Net income	$163,642	17.6%	$179,948	14.4%	$281,737	12.1%	$277,007	13.0%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
Net revenue by geographic region:
United States	$536,841	57.7%	$651,568	52.2%	$1,361,981	58.5%	$1,152,285	54.1%
International	393,288	42.3%	597,170	47.8%	966,448	41.5%	977,102	45.9%
Net revenue by platform:
Console	$679,799	73.1%	$1,144,459	91.6%	$1,766,431	75.9%	$1,811,429	85.1%
PC and other	250,330	26.9%	104,279	8.4%	561,998	24.1%	317,958	14.9%
Net revenue by distribution channel:
Digital online	$700,321	75.3%	$594,722	47.6%	$1,743,876	74.9%	$1,268,140	59.6%
Physical retail and other	229,808	24.7%	654,016	52.4%	584,553	25.1%	861,247	40.4%
Net revenue by content:
Full game and other	$589,633	63.4%	$952,182	76.3%	$1,354,607	58.2%	$1,351,202	63.5%
Recurrent consumer spending	340,496	36.6%	296,556	23.7%	973,822	41.8%	778,185	36.5%
Three Months Ended December 31, 2019 Compared to December 31, 2018

(thousands of dollars)	2019	%	2018	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$930,129	100.0%	$1,248,738	100.0%	$(318,609)	(25.5)%
Software development costs and royalties(1)	130,985	14.1%	265,166	21.2%	(134,181)	(50.6)%
Internal royalties	166,432	17.9%	401,382	32.1%	(234,950)	(58.5)%
Product costs	90,959	9.8%	183,208	14.7%	(92,249)	(50.4)%
Licenses	48,717	5.2%	48,728	3.9%	(11)	—%
Cost of goods sold	437,093	47.0%	898,484	72.0%	(461,391)	(51.4)%
Gross profit	$493,036	53.0%	$350,254	28.0%	$142,782	40.8%
_______________________________________________________________________________
(1)Includes $33,048 and $96,082 of stock-based compensation expense in 2019 and 2018, respectively, in software development costs and royalties.
For the three months ended December 31, 2019, net revenue decreased by $318.6 million as compared to the prior year period. The decrease was due to (i) a decrease in net revenue of $577.2 million from Red Dead Redemption 2, which released in October 2018, partially offset by an increase in net revenue of (ii) $153.9 million from The Outer Worlds which released in October 2019, (iii) $65.8 million from Borderlands 3, which released in September 2019, and (iv) $45.7 million from our NBA 2K franchise.
Net revenue from console games decreased by $464.7 million and accounted for 73.1% of our total net revenue for the three months ended December 31, 2019, as compared to 91.6% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from The Outer Worlds, Borderlands 3, and our NBA 2K franchise. Net revenue from PC and other increased by $146.1 million and accounted for 26.9% of our total net revenue for the three months ended December 31, 2019, as compared to 8.4% for the prior year period. The increase was due to net revenue from Red Dead Redemption 2, which released on PC in November 2019, The Outer Worlds, and Borderlands 3.
Net revenue from digital online channels increased by $105.6 million and accounted for 75.3% of our total net revenue for the three months ended December 31, 2019, as compared to 47.6% for the prior year period. The increase was due to an increase in net revenue from The Outer Worlds, Borderlands 3, and our NBA 2K franchise, partially offset by a decrease in net revenue from Red Dead Redemption 2. Net revenue from physical retail and other channels decreased by $424.2 million and accounted for 24.7% of our total net revenue for the three months ended December 31, 2019, as compared to 52.4% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from The Outer Worlds.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $43.9 million and accounted for 36.6% of net revenue for the three months ended December 31, 2019, as compared to 23.7% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from our NBA 2K franchise. Net revenue from full game and other decreased by $362.5 million and accounted for 63.4% of net revenue for the three months ended December 31, 2019 as compared to 76.3% of net revenue for the prior year period. The decrease in net revenue from full game and other was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from The Outer Worlds and Borderlands 3.
Gross profit as a percentage of net revenue for the three months ended December 31, 2019 was 53.0% as compared to 28.0% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower royalties and amortization of capitalized software costs as a percentage of net revenue due primarily to the timing of releases.
Net revenue earned outside of the United States decreased by $203.9 million and accounted for 42.3% of our total net revenue for the three months ended December 31, 2019, as compared to 47.8% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from The Outer Worlds and Borderlands 3. Changes in foreign currency exchange rates decreased net revenue by $1.9 million and decreased gross profit by $0.1 million for the three months ended December 31, 2019 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$137,068	14.7%	$161,322	12.9%	$(24,254)	(15.0)%
General and administrative	84,531	9.1%	70,638	5.7%	13,893	19.7%
Research and development	82,520	8.9%	62,305	5.0%	20,215	32.4%
Depreciation and amortization	12,330	1.3%	10,140	0.8%	2,190	21.6%
Business reorganization	(246)	—%	(5,930)	(0.5)%	5,684	(95.9)%
Total operating expenses(1)	$316,203	34.0%	$298,475	23.9%	$17,728	5.9%
_______________________________________________________________________________

(1)Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
Selling and marketing	$4,113	$6,673
General and administrative	14,911	13,790
Research and development	11,327	7,123
Changes in foreign currency exchange rates decreased total operating expenses by $0.9 million for the three months ended December 31, 2019, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $24.3 million for the three months ended December 31, 2019, as compared to the prior year period, due primarily to lower advertising expenses for Red Dead Redemption 2, which released in October 2018, partially offset by higher advertising expenses for The Outer Worlds, Grand Theft Auto Online, Borderlands 3, and Red Dead Online. The decrease was partially offset by higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $13.9 million for the three months ended December 31, 2019, as compared to the prior year period, due to increases in (i) personnel expenses for additional headcount, (ii) increased professional fees due to an insurance recovery in the prior year period, and (iii) IT-related expenses for cloud-based services.
General and administrative expenses for the three months ended December 31, 2019 and 2018 included occupancy expense (primarily rent, utilities and office expenses) of $6.6 million and $5.5 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $20.2 million for the three months ended December 31, 2019, as compared to the prior year period, due primarily to increases in (i) production and development expenses for titles for which technological feasibility has not been established and (ii) personnel expenses for additional headcount.

Depreciation and Amortization
Depreciation and amortization expenses increased by $2.2 million for the three months ended December 31, 2019 as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
During the three months ended December 31, 2019, business reorganization expense increased $5.7 million due to a benefit in the prior year related to updating estimates for our 2016 Plan, partially offset by updating estimates for our 2018 Plan with no corresponding expense in the prior year period.
Interest and other, net
Interest and other, net was income of $11.9 million for the three months ended December 31, 2019, as compared to $8.1 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments, higher invested balances, and higher interest rates on those investments.
Provision for Income Taxes
The provision for income taxes for the three months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $25.1 million for the three months ended December 31, 2019 as compared to a benefit for income taxes of $120.1 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 13.3% for the three months ended December 31, 2019 was due primarily to tax benefits of $9.1 million as a result of tax credits anticipated to be utilized and $2.6 million due to a geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of (200.7)% for the three months ended December 31, 2018 was due primarily to a tax benefit of $108.7 million resulting from changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a tax benefit of $15.4 million due to the geographic mix of earnings, a tax benefit of $12.0 million for excess tax benefits from employee stock compensation, and a tax benefit of $6.5 million as a result of tax credits anticipated to be utilized. To a lesser extent, our rate was also affected by the Tax Cuts and Jobs Act (herein referred to as the "Tax Act").
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased benefits from changes in our valuation allowance, our geographic mix in earnings, and excess benefits from stock compensation.
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

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The tax reform abolished preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. Any deferred tax assets arising from tax basis step-up would be recorded once the cantonal process is complete. As of December 31, 2019, the TRAF did not have a material effect on the Company.

Net income and earnings per share
For the three months ended December 31, 2019, net income was $163.6 million, as compared to $179.9 million in the prior year period. Diluted earnings per share for the three months ended December 31, 2019, was $1.43, as compared to diluted earnings per share of $1.57 in the prior year period. Diluted weighted average shares of 114.3 million were 0.5 million shares lower as compared to the prior year period, due primarily to share repurchases in the last three quarters of fiscal year 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Nine Months Ended December 31, 2019 Compared to December 31, 2018

(thousands of dollars)	2019	%	2018	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,328,429	100.0%	$2,129,387	100.0%	$199,042	9.3%
Software development costs and royalties(1)	451,422	19.4%	337,603	15.9%	113,819	33.7%
Internal royalties	339,312	14.6%	536,662	25.2%	(197,350)	(36.8)%
Product costs	225,162	9.7%	277,234	13.0%	(52,072)	(18.8)%
Licenses	130,914	5.6%	113,231	5.3%	17,683	15.6%
Cost of goods sold	1,146,810	49.3%	1,264,730	59.4%	(117,920)	(9.3)%
Gross profit	$1,181,619	50.7%	$864,657	40.6%	$316,962	36.7%
(1)Includes $91,678 and $107,740 of stock-based compensation expense in 2019 and 2018, respectively, in software development costs and royalties.
For the nine months ended December 31, 2019, net revenue increased by $199.0 million as compared to the prior year period. The increase was due primarily to (i) $321.3 million in net revenue from Borderlands 3, which released in September 2019, (ii) $153.9 million from The Outer Worlds, which released in October 2019, and (iii) an increase of $132.0 million from our NBA 2K franchise. These increases were offset by a decrease of $419.8 million in net revenue from Red Dead Redemption 2, which released in October 2018.
Net revenue from console games decreased by $45.0 million and accounted for 75.9% of our total net revenue for the nine months ended December 31, 2019, as compared to 85.1% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, our WWE 2K franchise, and Grand Theft Auto Online, partially offset by an increase in net revenue from Borderlands 3, our NBA 2K franchise, The Outer Worlds, and Red Dead Online. Net revenue from PC and other increased by $244.0 million and accounted for 24.1% of our total net revenue for the nine months ended December 31, 2019, as compared to 14.9% for the prior year period. The increase was due an increase in net revenue from Borderlands 3, Red Dead Redemption 2, which released on PC in November 2019, and The Outer Worlds.
Net revenue from digital online channels increased by $475.7 million and accounted for 74.9% of our total net revenue for the nine months ended December 31, 2019, as compared to 59.6% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, our NBA 2K franchise, and The Outer Worlds, partially offset by a decrease in net revenue from Red Dead Redemption 2. Net revenue from physical retail and other channels decreased by $276.7 million and accounted for 25.1% of our total net revenue for the nine months ended December 31, 2019, as compared to 40.4% for the same period in the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from Borderlands 3.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $195.6 million and accounted for 41.8% of net revenue for the nine months ended December 31, 2019, as compared to 36.5% of net revenue for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Borderlands 3, and Red Dead Online, partially offset by a decrease in net revenue from Grand Theft Auto Online. Net revenue from full game and other increased by $3.4 million and accounted for 58.2% of net revenue for the nine months ended December 31, 2019 as compared to 63.5% of net revenue for the prior year period. The increase was due to net revenue from Borderlands 3, The Outer Worlds, The Ancestors, and Civilization VI, which released on PS4 and Xbox One in November 2019, partially offset by a decrease in net revenue from Red Dead Redemption 2, our WWE 2K franchise, our NBA 2K franchise, and Grand Theft Auto V.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2019 was 50.7% as compared to 40.6% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower royalties as a percentage of net revenue due primarily to the timing of releases.

Net revenue earned outside of the United States decreased by $10.7 million, and accounted for 41.5% of our total net revenue for the nine months ended December 31, 2019, as compared to 45.9% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Red Dead Redemption 2, Grand Theft Auto V, and our WWE 2K franchise, partially offset by an increase in net revenue from Borderlands 3, The Outer Worlds, Civilization VI, The Ancestors, and Red Dead Redemption Online. Changes in foreign currency exchange rates decreased net revenue by $9.7 million and decreased gross profit by $2.8 million for the nine months ended December 31, 2019 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2019	% of net revenue	2018	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$378,455	16.3%	$313,793	14.7%	$64,662	20.6%
General and administrative	236,023	10.1%	205,693	9.7%	30,330	14.7%
Research and development	227,680	9.8%	173,582	8.2%	54,098	31.2%
Depreciation and amortization	35,611	1.5%	29,151	1.4%	6,460	22.2%
Business reorganization	467	—%	(6,172)	(0.3)%	6,639	(107.6)%
Total operating expenses (1)	$878,236	37.7%	$716,047	33.6%	$162,189	22.7%
(1)Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2019	2018
General and administrative	$42,054	$38,234
Selling and marketing	14,333	16,321
Research and development	28,533	16,314
Changes in foreign currency exchange rates decreased total operating expenses by $7.9 million for the nine months ended December 31, 2019, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $64.7 million for the nine months ended December 31, 2019, as compared to the prior year period, due primarily to higher advertising expenses for Borderlands 3, Red Dead Online, Grand Theft Auto Online, and The Outer Worlds, partially offset by lower advertising expenses for Red Dead Redemption 2. The increase was also due to higher personnel expenses due to increased headcount.
General and administrative
General and administrative expenses increased by $30.3 million for the nine months ended December 31, 2019, as compared to the prior year period, due to increases in personnel expenses for additional headcount and IT related expenses for cloud-based service and IT infrastructure.
General and administrative expenses for the nine months ended December 31, 2019 and 2018 included occupancy expense (primarily rent, utilities and office expenses) of $18.9 million and $16.5 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $54.1 million for the nine months ended December 31, 2019, as compared to the prior year period, due primarily to increases in (i) production and development expenses for titles for which technological feasibility has not been established and (ii) personnel expenses due to increased headcount.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2019 increased by $6.5 million, as compared to the prior year period, due primarily to IT infrastructure.

Business reorganization
During the nine months ended December 31, 2019, business reorganization expense increased $6.6 million due to a benefit in the prior year related to updating estimates for our 2016 Plan and updating estimates for our 2018 Plan with no corresponding expense in the prior year period.
Interest and other, net
Interest and other, net was income of $30.4 million for the nine months ended December 31, 2019, as compared to income of $19.6 million for the prior year period. The change was due primarily to higher interest income due to the nature of our investments, higher invested balances, and higher interest rates on those investments, partially offset by foreign currency losses.
Provision for Income Taxes
The provision for income taxes for the nine months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $52.1 million for the nine months ended December 31, 2019 as compared to a benefit from income taxes of $108.8 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 15.6% for the nine months ended December 31, 2019 was due primarily to a benefit of $15.1 million as a result of tax credits anticipated to be utilized, a tax benefit of $11.6 million from changes in unrecognized tax benefits due to audit settlements, and a benefit of $5.8 million from our geographic mix of earnings. To a lesser extent the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case, discussed below.
In the prior year period, when compared to our blended statutory rate of 21%, the effective tax rate of (64.6)% for the nine months ended December 31, 2018 was due primarily to a tax benefit of $108.7 million as a result of changes in our valuation allowance on certain U.S. deferred tax assets that are more-likely-than-not to be realized, a tax benefit of $18.9 million for excess tax benefits from employee stock compensation, a tax benefit of $15.3 million as a result of tax credits anticipated to be utilized, and a net tax benefit of $4.7 million due to the geographic mix of earnings. To a lesser extent, our rate was also affected by the Tax Act.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax expense relating to the Altera case, discussed below, decreased benefits from changes in our valuation allowance relating to temporary items and tax carryforwards anticipated to be utilized, and excess tax benefits from employee stock-based compensation partially offset by increased discrete tax benefits recorded from changes in unrecognized tax benefits due primarily to audit settlements.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the nine months ended December 31, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter, resulting in a cumulative net discrete income tax expense of $19,826. The taxpayer requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. The case remains potentially open for judicial review by the U.S. Supreme Court. As a result, the final outcome of the case is uncertain. We will continue to monitor ongoing developments of this matter and potential impacts to our financial statements.
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
On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The tax reform abolished preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. Any deferred tax assets arising from tax basis step-up would be recorded once the cantonal process is complete. As of December 31, 2019, the TRAF did not have a material effect on the Company.
Net income and earnings per share
For the nine months ended December 31, 2019, net income was $281.7 million, as compared to net income of $277.0 million in the prior year period. For the nine months ended December 31, 2019, diluted earnings per share was $2.47 as compared to diluted earnings per share of $2.41 in the prior year period. Diluted weighted average shares of 114 million were 0.9 million shares lower as compared to the prior year period, due primarily to share repurchases in the last three quarters of fiscal year 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2019, we had $699.3 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at December 31, 2019) or (b) 1.125% to 1.750% above LIBOR (approximately 1.66% at December 31, 2019), which rates are determined by reference to our consolidated total net leverage ratio.
As of December 31, 2019, there was $198.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At December 31, 2019, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 70.0% and 68.3% of net revenue during the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and March 31, 2019, five customers accounted for 63.6% and 66.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 48.9% and 55.8% of such balances at December 31, 2019 and March 31, 2019, respectively. We had two customers who accounted for 34.4% and 14.4% of our gross accounts receivable as of December 31, 2019, respectively, and two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments on both a short-term and long-term basis.
As of December 31, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $447.3 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect for the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations.
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
During the nine months ended December 31, 2019, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10,400 shares of our common stock under the program, and as of December 31, 2019, 3,818 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2019	2018
Net cash provided by operating activities	$439,975	$390,199
Net cash (used in) provided by investing activities	(27,077)	22,278
Net cash used in financing activities	(60,745)	(348,229)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,705)	(15,124)
Net change in cash, cash equivalents, and restricted cash	$350,448	$49,124
At December 31, 2019, we had $1,742.4 million of cash and cash equivalents and restricted cash, compared to $1,392.0 million at March 31, 2019. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards and (2) Net cash used in investing activities primarily related to the purchases of fixed assets and purchases of long-term investments.

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
Off-Balance Sheet Arrangements
As of December 31, 2019 and March 31, 2019, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended December 31, 2019 and 2018, 42.3% and 47.8%, respectively, and for the nine months ended December 31, 2019 and 2018, 41.5% and 45.9%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2019, we had $699.3 million of short-term investments, which included $426.3 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $1,284.9 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2019.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (5.50% at December 31, 2019), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 1.66% at December 31, 2019), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended December 31, 2019 and 2018, our foreign currency translation adjustment was a gain of $18.2 million and a loss of $16.3 million, respectively, and for the nine months ended December 31, 2019 and 2018, we recognized a foreign currency translation adjustment loss of $3.2 million and a loss of $40.7 million, respectively. For the three months ended December 31, 2019 and 2018, we recognized a foreign currency exchange transaction gain of $1.0 million and a gain of $2.2 million, respectively, and for the nine months ended December 31, 2019 and 2018, we recognized a foreign currency exchange transaction loss of $1.7 million and a gain of $2.7 million, respectively, included in interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2019, we had $180.7 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $56.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2019, we had $116.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $87.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2019 and 2018, we recorded a loss of $0.6 million and a gain of $10.8 million, respectively, and for the nine months ended December 31, 2019 and 2018, we recorded a loss of $1.6 million and a gain of $13.0 million, respectively. As of December 31, 2019, the fair value of these outstanding forward contracts was an immaterial gain and was included in Prepaid expenses and other, and, as of March 31, 2019, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended December 31, 2019, 42.3% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—In January 2013, our Board of Directors authorized the repurchase of up to 7,500 shares of our common stock. On May 13, 2015, our Board of Directors approved an increase of 6,718 shares to our share repurchase program, increasing the total number of shares that we are permitted to repurchase to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended December 31, 2019, we did not make any repurchases of our common stock in the open market. As of December 31, 2019, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2019:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2019	—	$—	—	3,818
November 1-30, 2019	—	$—	—	3,818
December 1-31, 2019	—	$—	—	3,818
_______________________________________________________________________________

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended December 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 6, 2020	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2020	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)