Form 10-K
period 2020-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2020-05-22
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $13,938,279,654.
As of May 7, 2020, there were 113,942,760 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business
General
        We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Social Point. Our products are currently designed for console gaming systems, such as the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One"), and Nintendo's SwitchTM ("Switch"), and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
        We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 5,800 employees globally. Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
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
        Support World-Class Creative Teams.    Creativity and innovation remain the core tenets of our organization and are the lifeblood of our ongoing success. We have 4,488 employees working in game development in studios around the world, including some of the most well-known names in the business. The creative teams at Rockstar Games and 2K are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, Private Division is dedicated to bringing titles from top independent developers to market, and Social Point further enhances our development capabilities with a track record of producing multiple hits in the free-to-play mobile sector. Whether expanding our portfolio of franchises, launching new intellectual property, or providing innovative ways for audiences to remain captivated and engaged, we prioritize producing the highest quality entertainment experiences. We support our teams by focusing on talent retention and acquisition, and our label structure enables us to target distinct market segments and opportunities.
        Focus on Core Strength of Producing High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally owned and developed intellectual properties. We currently own the intellectual property rights to 26 proprietary brands. In addition, we selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.
        We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to assess titles after release to measure their performance in the market and the return on our investment. We apply this process to all of our products, whether internally or externally developed. The product investment review process includes reviews of each project at various stages of development by our executive management team and the senior management of our publishing labels and includes coordination between our sales and marketing personnel before the launch of titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.
        We develop our products using a combination of our internal development teams and external development resources acting under contract with us. We typically select external developers based on their track record and expertise in developing products in the same category or genre. One developer will generally produce the same game for multiple platforms and will also produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which is designed to maintain our quality standards for our products.
        Leverage Emerging Technologies, Platforms, and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, including tablets and smartphones, presents opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own or third-party websites). We aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience.
        Expand International Business.    The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, the Middle East, and Latin America. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are a direct publisher in Japan and South Korea. While we retain title to all intellectual property, in some regions, local publishers, under license agreements, are responsible for localization of software content, distribution, and marketing of the products in their respective local markets. We intend to continue to build on our licensing relationships and also continue to expand on distribution strategies to grow our international business.
Our Businesses
        Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Spain, the United Kingdom, and the United States. As of March 31, 2020, we had a research and development staff of 4,488 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.

        Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales, and satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of the expected sales for the related titles.
        We continue to engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue from these opportunities.
        Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 320 million units worldwide. The latest installment, Grand Theft Auto V, has sold-in over 125 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 30 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency.
        2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes externally developed franchises such as Borderlands. The latest installment, Borderlands 3, launched on September 13, 2019. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA Tour 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences and will launch starting in fiscal year 2022.
        Private Division.    Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher and owner of Kerbal Space Program. During fiscal year 2020, Private Division released The Outer Worlds and Ancestors: The Humankind Odyssey, based on new IP from renowned industry creative talent. Additionally, Private Division has announced that Disintegration is planned for release in fiscal year 2021 and Kerbal Space Program 2 in fiscal year 2022.
        Social Point.    Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
        We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 49 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
 We have expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season followed by a bracketed playoff system and a finals match-up that was held in August in each of the NBA 2K League's first two seasons.
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
Manufacturing
        Platform manufacturers, such as Sony, Microsoft, and Nintendo, either manufacture or control the selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Nintendo, or Microsoft's approved replicator and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.
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
        The term of the agreement expires on March 31, 2021, with automatic one-year renewal terms thereafter. Sony may terminate the agreement for any or no reason upon thirty days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
        The term of the Xbox One license agreement renewed on April 1, 2020 for a two-month period expiring on June 1, 2020, while the parties negotiate a new license agreement also covering Microsoft's next generation consoles. The term of the Xbox 360 license agreement expires on March 31, 2021, with automatic one-year renewal terms thereafter. The Xbox One and Xbox 360 license agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox One licensee agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of the Xbox One and Xbox 360 license agreements, we have certain rights to sell off existing inventories.
Sales
        We sell software titles both physically and digitally through direct relationships with large retail customers, including digital storefronts and platform partners, and third-party distributors. Our top customers include, among others, Sony, Microsoft, Steam, GameStop, and Epic. We sell our products globally and have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom, and the United States.

        We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2020 accounted for 71.5% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2020.
        We also distribute our titles, add-on content, and in-game purchases through direct digital download via the Internet to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be a significant channel for the sale of our products for the foreseeable future, particularly for consoles.
Marketing
        Our marketing and promotional efforts are intended to maximize consumer interest in our titles, promote brand name recognition of our franchises, assist retailers and properly position, package and merchandise our titles. From time to time, we also receive marketing support from hardware manufacturers in connection with their own promotional efforts.
        We market titles by:
•Implementing public relations campaigns, using social, digital, online, television, outdoor, and print marketing, including certain performance marketing programs. We believe that we label and market our products in accordance with the applicable principles and guidelines of the Entertainment Software Rating Board, or the ESRB, an independent self-regulatory body that assigns ratings and enforces advertising guidelines for the interactive software industry.
•Stimulating continued sales by reducing the wholesale prices of our products to retailers, digital storefronts, and platform providers at various times during the life of a product. Price protection may occur at any time in a product's life cycle, but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Price protection, sales returns and other allowances amounted to $98.0 million, $81.7 million and $59.7 million during the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
•Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.
        As of March 31, 2020, we had a sales and marketing staff of 603 people.
Product Procurement
        We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer and distributor orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.
Competition
        In our business, we compete with:
•Companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing and technical personnel and other resources than ours. Examples of our competitors include Activision Blizzard, Inc., Electronic Arts Inc., and Ubisoft Entertainment S.A.
•Sony, Microsoft, and Nintendo for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.
•Other software, hardware, entertainment and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.
•Other forms of entertainment such as motion pictures, television and audio, social networking, online computer programs, mobile games, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.
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
International Operations
        International sales are a significant part of our business. For the fiscal years ended March 31, 2020, 2019 and 2018, we earned 42.5%, 46.5% and 41.3%, respectively, of our net revenue outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 2 to the Consolidated Financial Statements.
Segment and Geographic Information
        See Notes 1, 2, and 9 to the Consolidated Financial Statements.
Employees
        As of March 31, 2020, we had 5,800 full-time employees, of which 3,123 were employed outside of the United States. None of our regular employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.
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
        Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 23.0% of our net revenue for the fiscal year ended March 31, 2020, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 87.4% of our net revenue for the fiscal year ended March 31, 2020. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
Our results of operations may be materially adversely impacted by the coronavirus pandemic (COVID-19).
Our results of operations may be materially adversely affected by COVID-19. The global spread of COVID-19 has created significant uncertainty, resulting in volatility and economic disruption. The extent to which COVID-19 has an impact on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; economic activity and related actions taken in response to the pandemic; the effect on consumer demand for our products and the discretionary spending patterns of our customers, including the ability of our customers to pay for our products; our ability to develop, market, and sell our products, including as a result of travel restrictions and people working from home; the impact on the operations of our counterparties, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products, and other third parties with which we partner (e.g. to market or ship our products); any closures of our, our customers’, and counterparties' offices and facilities; additional volatility in exchange rates; the impact of potential inflation; and the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio.
Further, “shelter-in-place,” quarantine, or other such initiatives by governmental entities could also disrupt our operations. In such situations, if employees or third-party developers who cannot optimally perform their responsibilities from home are not able to or are unwilling to report to work, we may experience material interruptions in product development and delays in bringing products to market. Such circumstances may also impact the effectiveness of the Company's quality controls and game testing measures. An increase in the number of employees working remotely also increases the potential adverse impact of risk associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breach, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks, can have adverse effects on our business. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Further, key personnel could contract COVID-19 hindering their availability and productivity.
Additionally, sports organizations' operations and seasons may be altered or even canceled based on the response to COVID-19. Such events could affect the demand for our sports titles.
While we have developed and continue to develop plans to help mitigate the negative impact of the outbreak on our business, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described elsewhere herein and could materially adversely affect our business, financial condition, results of operations or stock price.
We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.
        We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months for annual sports releases, to multiple years for certain of our top-selling titles. Therefore, our development costs can be substantial. If we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example as a result of the coronavirus pandemic (COVID-19), we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.
        Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.
The inability of our products to achieve significant market acceptance, delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our business, financial condition and operating results.
        New products may not achieve significant market acceptance, generate sufficient sales, or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because sales associated with an initial product launch generally constitute a high percentage of the total sales associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our business, financial condition, and operating results and therefore cause our operating results to be materially different from our expectations.

Our business is subject to our ability to develop commercially successful products for the current video game platforms.
        We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 74.7% of our net revenue by product platform for the fiscal year ended March 31, 2020. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.
In 2020, we expect Sony and Microsoft to launch their respective next generation consoles, although COVID-19 or other events may impact the timing of release and availability of these new consoles. When next generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the products we publish may decline until new platforms achieve wide consumer acceptance. Console transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenues. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.
We may experience declines or fluctuations in the recurring portion of our business.
        Our business model includes revenue that we expect to be recurring in nature, such as revenue from our annualized titles and associated services, and ongoing mobile businesses. While we have been able to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, for example as a result of COVID-19, among others. Any decline or fluctuation in this portion of our business may have a negative impact on our financial and operating results.
Connectivity issues could affect our ability to sell and provide online services for our products and could affect our profitability.
        We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, PlayStation Network, Steam, Epic, and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. Given the increasing global usage of online platforms as a result of the COVID-19 pandemic, the risks of connectivity issues may be heightened. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide game-related services and could have a material adverse effect on our business, financial condition and operating results.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our business.
        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system, network failures, or security breaches could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats may be heightened as a result of an extended period of remote work arrangements due to COVID-19. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Any failure to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, cause us to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse the company for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
        Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. Although we have implemented and continue to develop programs reasonably designed to prevent such negative impacts, the abuse or exploitation of our virtual economies can include the illegitimate generation and sale of virtual items in black markets. These kinds of activities and the steps that we take to address and prevent these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.
Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.
        We are collecting and storing consumer information, including personal information. We take measures to protect our consumer information from unauthorized access or disclosure. It is possible that our security controls over consumer information may not prevent the improper access or disclosure of personal information. In addition, due to the high-profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security incident that leads to disclosure of consumer information (including personal information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal information, any of which could result in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners experience a security incident that leads to disclosure of consumer information, our reputation could be harmed, resulting in loss of revenue.
        In addition, certain of our products are online enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' information or our data—including our intellectual property and other confidential business information—or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.
The laws and regulations concerning data privacy and certain other aspects of our business are continually evolving. Failure to comply with these laws and regulations could harm our business.
        We are subject to certain privacy and data protection laws, including those in the United States ("U.S."). Certain activities related to processing the personal data of individuals in the European Union ("E.U.") are conducted by our United Kingdom ("U.K.")-based data controller or our local entities in the E.U. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with privacy and data protection laws or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.
        Privacy and data protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on our approach to operating and marketing our games. For example, the E.U. General Data Protection Regulation ("GDPR") became effective on May 25, 2018, replacing Data Protection Directive 95/46/EC. GDPR applies to us because we receive and process the personal information of individuals in the E.U., and we maintain certain local entities in the E.U. responsible for processing personal information. GDPR contains significant penalties for non-compliance. Countries in the E.U. are still enacting national laws that correspond to certain portions of the GDPR. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. Other states, including Nevada, have enacted or are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices.
        Player use of our games is subject to our privacy policy, end user license agreements ("EULA"), and terms of service. If we fail to comply with our posted privacy policy, EULA, or terms of service, or if we fail to comply with existing privacy or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition, and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.
        It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions, and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results.
        Although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, some of our online games and other services include random digital item mechanics, which may become subject to regulations in various jurisdictions. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S., the E.U., or elsewhere regarding these activities may lessen the growth of online or casual game services and impair our business. Also, existing laws or new laws regarding the marketing of in-game or in-app purchases, regulation of currency, banking institutions, unclaimed property, or money laundering may be interpreted to cover virtual currency or goods.
Security breaches involving the source code for our products or other sensitive and proprietary information could adversely affect our business.
        We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. If we or these third parties are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

Our efforts to expand into new products and services may subject us to additional risks.
        In recent years, we have continued to invest in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grand Theft Auto and NBA 2K, as well as through our mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisition of Social Point, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
We depend on our key management and product development personnel.
        Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman/Chief Executive Officer and President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of our key creative personnel responsible for content creation and development of our Grand Theft Auto and other hit titles and titles based on other brands. We may not be able to continue to retain these personnel at current compensation levels, or at all.
        The loss of the services of our executive officers, ZelnickMedia, or certain key creative personnel could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.
Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.
        Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions, such as a prolonged U.S. or international general economic downturn, such as those caused by COVID-19, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, could also reduce consumer spending. Reduced consumer spending has and may in the future continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. As a result of COVID-19, our counterparty credit risk may be particularly exacerbated, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.
We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price, and timing of our products; changes in consumer demographics; the availability and popularity of other forms of entertainment and leisure; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.
Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.
        We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in the business, the mix of earnings between countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income or loss could be materially affected.
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
        In the fiscal year ended March 31, 2019, we released our valuation allowance on certain U.S. deferred tax assets as a result of a determination that it was more-likely-than-not that such deferred tax assets would be realized. We will continue to evaluate our ability to realize our U.S. deferred tax assets. If future evidence suggests that any changes are required to reflect the amount of our U.S. deferred tax asset that is more-likely-than-not to be realized, we will adjust our valuation allowance as needed in the appropriate period.
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
        The ultimate amount of tax payable in a given financial statement period may be materially affected by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, on July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. The taxpayer in the case requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. The case remains potentially open for judicial review by the U.S. Supreme Court. As a result, the final outcome of the case is uncertain. In February 2020, the taxpayer petitioned the U.S. Supreme Court to review the Ninth Circuit’s decision and is awaiting the Supreme Court’s decision as to whether it will hear the case. We will continue to monitor ongoing developments and potential impacts to our financial statements.
        We earn a significant amount of our operating income and continue to hold a significant portion of our cash outside the U.S. Our current intention is to reinvest indefinitely earnings of our foreign subsidiaries, and therefore we have not recorded any tax liabilities associated with the repatriation of foreign earnings.
The Tax Cuts and Jobs Act (the "Tax Act") subjects a U.S. shareholder to current tax on GILTI earned by foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as an expense in the period incurred.
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
Our quarterly operating results are dependent on the release of "hit" titles and therefore dependent on the timing of our product releases, which may cause our quarterly operating results to fluctuate significantly.
        We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or canceled, our sales might also suffer disproportionately. For example, the NBA season, along with several other professional sports leagues, have cancelled or delayed their seasons as a result of the COVID-19 outbreak. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.
Price protection granted to our customers and returns of our published titles by our customers may adversely affect our operating results.
        We are exposed to the risk of price protection and product returns with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations for customers, which include credits and returns, when demand for specific products falls below expectations. We grant price protection and accept returns in connection with our publishing arrangements, and revenue is recognized after deducting estimated price protection and reserves for returns. While we believe that we can reliably estimate price protection and returns, if price protection and return rates for our products exceed our reserves, our revenue could decline, which could have a material adverse effect on our business, financial condition, and operating results.
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
        A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2020 accounted for 71.5% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2020. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competitive pressure, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
        In addition, because some of our customers are also publishers of games for their own hardware platforms and may manufacture products for other licensees, such customers may give priority to their own products or those of our competitors. Accordingly, console manufacturers like Sony or Microsoft could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing, or distribution costs, any of which could negatively impact our business.
Furthermore, our customers may also be placed into bankruptcy, become insolvent, or be liquidated due to economic downturns, global contractions of credit, or for other factors. This risk has been heightened by the COVID-19 pandemic. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers. In addition, our results of operations may be adversely affected if certain of our customers who purchase on credit terms are no longer eligible to purchase on such terms due to their financial distress or lack of credit insurance, which may reduce the quantity of products they demand from us.
If our marketing and advertising efforts fail to resonate with consumers, our business, financial condition and operating results could be adversely affected.
        Our products are marketed worldwide through a diverse spectrum of promotional programs, such as social media advertising, digital and online marketing, television advertising, print advertising, retail merchandising, website development, and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with consumers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse influence on our business, financial condition and operating results.

The interactive entertainment software industry is highly competitive.
        We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc., Electronic Arts Inc., and Ubisoft Entertainment S.A. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
        A number of software publishers who compete with us have developed and commercialized or are currently developing online games. If technological advances significantly increase the availability of online games and if consumer acceptance of online gaming grows substantially, it could result in a decline in our platform-based software sales and negatively affect sales of such products.
Additionally, we compete with other forms of entertainment and leisure activities. While we monitor general market conditions, significant shifts in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities are difficult to predict. Failure to adequately identify and adapt to these competitive pressures could have a negative impact on our business.
Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.
        While digital sales are increasingly important to our business, for physical sales, retailers have limited shelf space and promotional resources. Competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support, with most and highest quality shelf space devoted to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve best seller status. Competition for retail shelf space is expected to continue to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space. Similarly, as digital sales increase in importance to our business, there is increasing competition for premium placements of products on websites. Such placement is subject to many similar risks as physical shelf space discussed above.
The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.
        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, may continue to increase. The increased importance of digital content delivery in our industry, including through subscription-based access to a portfolio of interactive content, increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is purchased through retail distribution. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers. The increasing importance of digital sales to our business could also result in increasing issues with our digital distribution process, including difficulties our distributors have with collecting from consumers and any associated rebates we would owe.
Our business is partly dependent on our ability to enter into successful software development arrangements with third parties.
        Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third-party software developers for the development of some of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited availability of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significant increases in our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have continued to increase and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us and have a material adverse effect on our business, financial condition and operating results.
We cannot publish our titles without the approval of hardware licensors that are also our competitors.
        We are required to obtain licenses from certain of our competitors, including Sony and Microsoft, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles, and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. During a console transition, like the one that is expected to occur in 2020, hardware platform manufacturers may seek to change the terms governing our relationships with them. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.
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
        Outside of fee arrangements, our agreements with our channel partners sometimes give them significant control over other aspects of the distribution of our products and services that we develop for their platform. If our channel partners establish terms that restrict our offerings through their channels, or significantly affect the financial terms on which these products or services are offered to our customers, we may be unable to distribute our product offerings through them or be forced to do so on a materially worse financial or business terms in negotiating such various aspects of distribution. Increased competition for digital “shelf space” has put channel partners in more favorable bargaining positions in relation to such terms of distribution.
We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.
        In the event of a significant decline in revenue, we may not be able to dispose of facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenue and profit. Moreover, reducing costs may impair our ability to produce and develop software titles at sufficient levels in the future.
We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.
        We use open source software in connection with certain of our games and the services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. If it were determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our game development efforts, any of which could harm our business.

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
        We expect a significant portion of our games to be on-line enabled in the future, and therefore we must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected or if internet bandwidth becomes limited as a result of COVID-19 related increased worldwide demand, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.
        Because of the potential importance of our online business to our revenues and results of operations, our ability to access adequate Internet bandwidth and online computational resources to support our business is critical. If the price of such resources increases, we may not be able to increase our prices or subscriber levels to compensate for such costs, which could materially adversely affect our business, financial condition, and operating results.
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
        We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding and reasonable resource constraints. If a video game we published were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative effect on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines, and penalties, and our reputation could be harmed, which could affect sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.
Content policies adopted by retailers, consumer opposition and litigation could negatively affect sales of our products.
        Retailers, including digital storefronts and platform partners, may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. An increase in the number of lawsuits filed by the families of victims of violence may trigger supplemental governmental scrutiny, damage our reputation, and negatively affect the sale of our products. Further, in 2019, the World Health Organization included "gaming disorder" in the 11th revision of the International Classification of Diseases (ICD-11), leading some to consider legislation and policies aimed at addressing this issue. In addition, public dialogue concerning interactive entertainment may have an adverse impact on our reputation and our customers' willingness to purchase our products.
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
        Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2020, 42.5% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
We face risks from our international operations.
        We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America, and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, import/export compliance laws, or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. Additionally, cultural differences may affect consumer preferences and as a result, some of our “hit” products may not sell as well as they do in the U.S. Cultural differences may also require us to modify the content of our products or the method by which we charge our customers. If we do not correctly assess consumer preferences in the countries in which we sell our products, or respond to other risks related to our international operations, it could negatively impact our business.
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
        On January 31, 2020, the U.K. left the E.U. (“Brexit”) and entered a transition period expected to last until the end of calendar 2020 during which the U.K. will continue to be subject to E.U. rules and regulations while it negotiates the future terms of its relationship with the E.U. A substantial amount of uncertainty remains regarding the outcome of the ongoing negotiations. We continue to assess and monitor the risks our business is likely to face as a result of Brexit. We are preparing to mitigate those risks with operational and commercial changes to the extent possible and warranted. However, the legal and regulatory landscape remains uncertain, and we have no assurance that such preparations will enable us to avoid a material adverse impact on our business from Brexit. For example, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
        The effects of the U.K.'s future trade agreements with the E.U. or other nations could potentially disrupt the markets we serve and may cause us to lose customers, distributors, and employees. Access to the single E.U. market and benefits from the E.U. global trade deals depend on the U.K.'s future trade agreements with the E.U., and the terms of such agreements could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could negatively affect sales to consumers of our products. Without access to the single E.U. market, it may be more challenging and costly to distribute our products in Europe.
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
        As our industry grows, we may be subject to an increasing amount of litigation that is common in the software industry based on allegations of infringement or other alleged violations of patent, copyright, or trademarks. In addition, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the intellectual property rights of others with both the growth of online functionality and advances in technology, game content and software graphics as games become more realistic. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

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
        If appropriate opportunities present themselves, we may acquire or make investments in businesses, intellectual properties and other assets that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, intellectual property or other asset, such acquisitions and investments involve a number of risks, including:
•retaining key employees and maintaining the key business and customer relationships of the businesses we acquire;
•cultural challenges associated with integrating employees from an acquired company or business into our organization;
•the possibility that the combined company would not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated or that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated;
•significant acquisition-related accounting adjustments, particularly relating to an acquired company's deferred revenue, that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits;
•significant accounting charges resulting from the completion and integration of a sizable acquisition and increased capital expenditures, including potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of an acquisition;
•the possibility that significant acquisitions, when not managed cautiously, may result in the over-extension of our existing operating infrastructures, internal controls and information technology systems;
•the possibility that we will not discover important facts during due diligence that could have a material adverse effect on the value of the businesses we acquire, including the possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business;
•the need to integrate an acquired company's accounting, management information, human resource and other administrative systems to permit effective management and timely reporting, and the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;
•litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third parties; and
•to the extent that we engage in strategic transactions outside of the U.S., we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.
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
        Our credit agreement (the "Credit Agreement") may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares, and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement also requires us to satisfy specified financial covenants and comply with other affirmative and negative covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default, which would allow our lenders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness under our Credit Agreement.
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
        We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws affecting "net neutrality" or measures enacted in certain jurisdictions as a result of the COVID-19 pandemic, could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
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
        Our financial results are reported under the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, standards regarding revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that an increasing number of our games will be supported with material post-release activities, such as content updates and online-enabled features, and we could therefore be required to recognize more of the related revenues for those games over a period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, user playing patterns can affect our estimate of the service period, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time than we initially allocated. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.
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
Climate change may have a long-term impact on our business.
Climate change could result in an increase in the frequency or severity of natural disasters, such as earthquakes, fires, floods, or significant power outages and other catastrophic events. Such events may adversely impact critical infrastructure, have the potential to disrupt our business, our third-party suppliers, or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
        We may issue equity or equity-based securities in the future to facilitate acquisitions or strategic transactions, to adjust our ratio of debt to equity, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
        The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us including those discussed in the risk factors in this section as well as others not currently known to us or that we currently do not believe are material, to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions, such as the impact of COVID-19.

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
        Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases approximately 39,500 square feet of office space in London, United Kingdom, which expires in December 2034, and approximately 12,500 square feet of office space in Windsor, United Kingdom, which expires in January 2022. Rockstar North, our wholly-owned subsidiary, leases 72,000 square feet of office space in Edinburgh, Scotland, which expires in June 2024.
        2K corporate offices and two development studios occupy approximately 123,000 square feet of leased office space in Novato, California. The lease expires in June 2023 with respect to approximately 59,000 square feet and July 2025 with respect to approximately 64,000 square feet.
        In addition, our other subsidiaries lease office space in Sydney, Australia; Oakville, Montreal, and Parksville Canada; Chengdu and Shanghai, China; Brno, Czech Republic; Paris, France; Munich, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Mexico City, Mexico, Breda, Netherlands; Auckland, New Zealand; Singapore; Seoul, South Korea; Madrid and Barcelona, Spain; Luzerne, Switzerland; Taipei, Taiwan; Brighton, London, Lincoln, Leeds, and Oxford,

United Kingdom; and, in the United States, Carlsbad, Foothill Ranch, Petaluma, Moorpark, and San Mateo California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; and Kirkland, Seattle and Vancouver, Washington.
        For information regarding our lease commitments, see Note 14 to the Consolidated Financial Statements.
Item 3.    Legal Proceedings
        We are, or may become, subject to demands and claims (including intellectual property and employment related claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
        Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 61 as of May 7, 2020.
Dividend Policy
        We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our Credit Agreement requires us to meet certain incurrence tests prior to paying a dividend. See "Liquidity and Capital Resources" under Item 7 for additional information on our Credit Agreement.
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
        The following line graph compares, from March 31, 2015 through March 31, 2020, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2015 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2020
* $100 invested on March 31, 2015 in stock or index - including reinvestment of dividends.

	March 31,
	2015	2016	2017	2018	2019	2020
Take-Two Interactive Software, Inc.	$100.00	$147.96	$232.80	$384.05	$370.66	$465.87
NASDAQ Composite Index	100.00	100.55	123.56	149.21	165.07	166.22
Peer Group	100.00	130.29	185.60	251.95	188.13	217.73
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
        During the fiscal years ended March 31, 2020, 2019, and 2018 we repurchased 0, 3,715,642, and 1,512,557 shares of our common stock in the open market, respectively, for $0.0 million, $362.4 million, and $154.8 million, respectively, including commissions, as part of the program. As of March 31, 2020, we had repurchased a total of 10,399,529 shares of our common stock under the program, and 3,818,154 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
        Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2020:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2020	—	—	—	3,818
February 1 - 28, 2020	—	$—	—	3,818
March 1 - 31, 2020	—	$—	—	3,818

Item 6.    Selected Financial Data
        The following Selected Financial Data should be read in conjunction with our Consolidated Financial Statements and related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. (in thousands, except per share data)

	Fiscal Year Ended March 31,
STATEMENT OF OPERATIONS DATA:	2020	2019 (1)	2018	2017	2016
Net revenue	$3,088,970	$2,668,394	$1,792,892	$1,779,748	$1,413,698
Gross profit	1,546,520	1,144,750	894,581	756,789	599,825
Net income (loss)	$404,459	$333,837	$173,533	$67,303	$(8,302)
Earnings per share:
Basic:
Earnings (loss) per share:	$3.58	$2.95	$1.57	$0.73	$(0.10)
Diluted:
Earnings (loss) per share:	$3.54	$2.90	$1.54	$0.72	$(0.10)

	As of March 31,
BALANCE SHEET DATA:	2020	2019	2018	2017	2016
Total assets	$4,948,832	$4,243,065	$3,737,841	$3,149,154	$2,590,277
Long-term debt	—	—	8,068	251,929	497,935

(1) During fiscal 2019, we adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," using a modified retrospective method. Therefore, prior periods were not restated.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
        We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Social Point. Our products are currently designed for console gaming systems, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch, and PC, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 320 million units. The latest installment, Grand Theft Auto V, has sold-in over 125 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 30 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency.
        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed franchises, such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA Tour 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences and will launch starting in fiscal year 2022.
        Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher and owner of Kerbal Space Program. During the fiscal year 2020, Private Division released The Outer Worlds and Ancestors: The Humankind Odyssey, based on new IP from renowned industry creative talent. Additionally, Private Division, has announced that Disintegration is planned for release in fiscal year 2021 and Kerbal Space Program 2 in fiscal year 2022.
        Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
        We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 49 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
        In February 2017, we expanded our relationship with the NBA through the creation of the NBA 2K League. Launched in May 2018, this groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season followed by a bracketed playoff system and a finals match-up that was held in August in each of the NBA 2K League's first two seasons.
Trends and Factors Affecting our Business
        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 23.0% of our net revenue for the fiscal year ended March 31, 2020. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
        Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, delays in development, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. In the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of COVID-19 related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, being implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, such as our transition, based on our concern for the health and safety of our teams, to working from home for the vast majority of our teams, which to date has resulted in minimal disruption. However, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described, above, in Item 1A of this Form 10-K and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of COVID-19 will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.

Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 71.5%, 70.1% and 70.7% of net revenue during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. As of March 31, 2020 and 2019, five customers comprised 58.1% and 66.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 48.8% and 55.8% of such balance at March 31, 2020 and 2019, respectively. We had two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020 and two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of March 31, 2019. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2020 and 2019. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and Microsoft's Xbox One, which comprised 74.7% of our net revenue by product platform for the fiscal year ended March 31, 2020. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those slated for release in calendar 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles are expected to provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, COVID-19 or other events, may impact the timing of release and availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 77.0% of our net revenue for the fiscal year ended March 31, 2020. We expect online delivery of games and game offerings to continue to grow and to become the primary part of our business over the long-term.

Product Releases
We released the following key titles in fiscal year 2020:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Borderlands: Game of the Year Edition	2K	External	PS4, Xbox One, PC	April 3, 2019
NBA 2K Mobile	2K	Internal	Android	April 17, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PC (digital only)	August 27, 2019
NBA 2K20	2K	Internal	PS4, Xbox One, Nintendo Switch, PC, iOS, Android	September 6, 2019
Borderlands 3	2K	Internal/External	PS4, Xbox One, PC	September 13, 2019
WWE 2K20	2K	Internal	PS4, Xbox One, PC	October 22, 2019
The Outer Worlds	Private Division	External	PS4, Xbox One, PC	October 25, 2019
Red Dead Redemption 2	Rockstar Games	Internal	PC	November 5, 2019
Red Dead Redemption 2	Rockstar Games	Internal	Google Stadia	November 19, 2019
NBA 2K20	2K	Internal	Google Stadia	November 19, 2019
Sid Meier's Civilization VI	2K	Internal	PS4, Xbox One	November 22, 2019
Ancestors: The Humankind Odyssey	Private Division	External	PS4, Xbox One	December 6, 2019
Borderlands 3	2K	Internal/External	Google Stadia	December 17, 2019
Borderlands 3 (for Steam and other retailers)	2K	Internal/External	PC	March 13, 2020
Product Pipeline
We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
XCOM: Chimera Squad	2K	Internal	PC	April 24, 2020 (released)
BioShock: The Collection	2K	Internal/External	Switch	May 29, 2020
Borderlands Legendary Collection	2K	Internal/External	Switch	May 29, 2020
XCOM 2 Collection	2K	External	Switch	May 29, 2020
The Outer Worlds	Private Division	External	Switch	June 5, 2020
Disintegration	Private Division	External	PS4, Xbox One, PC	June 16, 2020
PGA Tour 2K21	2K	External	PS4, Xbox One, Switch, PC, Stadia	August 21, 2020
NBA 2K21	2K	Internal	TBA	Fall 2020
Kerbal Space Program 2	Private Division	Internal	PS4, Xbox One, PC	Fall 2021
Fiscal 2020 Financial Summary
        Our Net revenue for fiscal year ended March 31, 2020 was led by titles from a variety of our top franchises, primarily NBA 2K; Grand Theft Auto V and Grand Theft Auto Online; Red Dead Redemption 2 and Red Dead Online, which released on PC in November 2019; Borderlands 3, which released in September 2019; and The Outer Worlds, which released in October 2019. Our Net revenue increased to $3,089.0 million, an increase of $420.6 million or 15.8% compared to the fiscal year ended March 31, 2019.
        For the fiscal year ended March 31, 2020, our Net income was $404.5 million, as compared to Net income of $333.8 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2020 was $3.54, as compared to Diluted income per share of $2.90 for the fiscal year ended March 31, 2019. Our operating income for the fiscal year ended March 31, 2020 increased compared to the operating income for fiscal year ended March 31, 2019, due primarily to higher Gross profit, which was due primarily to higher revenue from the titles described above and lower internal royalties as a percentage of net revenue, partially offset by higher Operating expenses primarily due to higher Selling and marketing expense.
        At March 31, 2020, we had $1,993.4 million of Cash and cash equivalents and Restricted cash and cash equivalents, compared to $1,392.0 million at March 31, 2019. The increase in Cash and cash equivalents and Restricted cash and cash equivalents from March 31, 2019 was due primarily to Net cash provided by operating activities from sales primarily from the previously mentioned titles, partially offset by investments in software development and licenses as well as royalty payments, and to a lesser extent Net cash from investing activities. These net increases were offset by Net cash used in financing activities, which was primarily related to tax payments related to net share settlements of our restricted stock.
Critical Accounting Policies and Estimates
        Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, and intangible assets; valuation and recognition of stock-based compensation; and income taxes. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
        We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2020	2019	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$2,990,358	$2,928,724	$61,634	2.1%
        For the fiscal year ended March 31, 2020, Net Bookings increased by $61.6 million as compared to the prior year period due primarily to Borderlands 3, which released in September 2019, Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, The Outer Worlds which released in October 2019, Red Dead Online, Civilization VI, and Ancestors: The Humankind Odyssey, which released in August 2019, partially offset by a decrease in Net Bookings from Red Dead Redemption 2, which released on PS4 and Xbox One in October 2018 and PC in November 2019.
Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. For the comparison of fiscal year 2019 to fiscal year 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019.
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2020		2019		2018
Net revenue	$3,088,970	100.0%	$2,668,394	100.0%	$1,792,892	100.0%
Cost of goods sold	1,542,450	49.9%	1,523,644	57.1%	898,311	50.1%
Gross profit	1,546,520	50.1%	1,144,750	42.9%	894,581	49.9%
Selling and marketing	458,424	14.8%	391,400	14.7%	256,092	14.3%
General and administrative	318,235	10.3%	281,234	10.5%	247,828	13.8%
Research and development	296,398	9.6%	230,170	8.6%	196,373	11.0%
Depreciation and amortization	48,113	1.6%	40,232	1.5%	43,969	2.5%
Business reorganization	83	—%	(4,958)	(0.2)%	14,742	0.8%
Total operating expenses	1,121,253	36.3%	938,078	35.2%	759,004	42.3%
Income from operations	425,267	13.8%	206,672	7.7%	135,577	7.6%
Interest and other, net	38,505	1.2%	26,113	1.0%	1,048	0.1%
Loss on long-term investments	5,333	0.2%	—	—%	—	—%
Income before income taxes	458,439	14.8%	232,785	8.7%	136,625	7.6%
Provision for (benefit from) income taxes	53,980	1.7%	(101,052)	(3.8)%	(36,908)	(2.1)%
Net income	$404,459	13.1%	$333,837	12.5%	$173,533	9.7%

	Fiscal Year Ended March 31,
	2020		2019		2018
Net revenue by geographic region:
United States	$1,775,682	57.5%	$1,426,906	53.5%	$1,052,313	58.7%
International	1,313,288	42.5%	1,241,488	46.5%	740,579	41.3%
Net revenue by platform:
Console	$2,308,602	74.7%	$2,233,861	83.7%	1,463,306	81.6%
PC and other	780,368	25.3%	434,533	16.3%	329,586	18.4%
Net revenue by distribution channel:
Digital online	$2,378,563	77.0%	$1,681,609	63.0%	1,130,946	63.1%
Physical retail and other	710,407	23.0%	986,785	37.0%	661,946	36.9%
Net revenue by content:
Full game and other	$1,703,971	55.2%	$1,597,478	59.9%	$1,046,176	58.4%
Recurrent consumer spending	1,384,999	44.8%	1,070,916	40.1%	746,716	41.6%
Fiscal Years ended March 31, 2020 and 2019

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$3,088,970	100.0%	$2,668,394	100.0%	$420,576	15.8%
Software development costs and royalties(1)	611,198	19.8%	449,198	16.8%	162,000	36.1%
Internal royalties	483,697	15.7%	610,804	22.9%	(127,107)	(20.8)%
Product costs	277,147	9.0%	322,148	12.1%	(45,001)	(14.0)%
Licenses	170,408	5.5%	141,494	5.3%	28,914	20.4%
Cost of goods sold	1,542,450	49.9%	1,523,644	57.1%	18,806	1.2%
Gross profit	$1,546,520	50.1%	$1,144,750	42.9%	$401,770	35.1%
(1) Includes $154,031 and $149,075 of stock-based compensation expense in 2020 and 2019, respectively.
        For the fiscal year ended March 31, 2020, net revenue increased by $420.6 million, as compared to the prior year. The increase was due primarily to (i) $371.8 million in net revenue from Borderlands 3, which released in September 2019, (ii) an increase of $185.5 million in net revenue from our NBA 2K franchise, (iii) $159.8 million in net revenue from The Outer Worlds, which released in October 2019, and (iv) an increase of $46.6 million in net revenue from Red Dead Online. These increases were partially offset by a decrease of $402.9 million in net revenue from Red Dead Redemption 2.
 Net revenue from console games increased by $74.7 million and accounted for 74.7% of our total net revenue in the fiscal year ended March 31, 2020, as compared to 83.7% in the prior year. The increase was due to an increase in net revenue from Borderlands 3, our NBA 2K franchise, The Outer Worlds, and Red Dead Online. These increases were partially offset by a decrease in net revenue from Red Dead Redemption 2. Net revenue from PC and other increased by $345.8 million and accounted for 25.3% of our total net revenue in the fiscal year ended March 31, 2020, as compared to 16.3% in the prior year. The increase was due to an increase in net revenue from Borderlands 3, Red Dead Redemption 2, which released for PC in November 2019, and The Outer Worlds.
        Net revenue from digital online channels increased by $697.0 million and accounted for 77.0% of our total net revenue for the fiscal year ended March 31, 2020, as compared to 63.0% in the prior year. The increase was due to an increase in net revenue from Borderlands 3, our NBA 2K franchise, and The Outer Worlds. Net revenue from physical retail and other channels decreased by $276.4 million and accounted for 23.0% of our total net revenue for the fiscal year ended March 31, 2020, as compared to 37.0% for the prior year. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, partially offset by an increase in net revenue from Borderlands 3.
        Net revenue from full game and other increased by $106.5 million and accounted for 55.2% of net revenue for the fiscal year ended March 31, 2020, as compared to 59.9% for the prior year. The increase was due to an increase in net revenue from Borderlands 3, The Outer Worlds, and Civilization VI, partially offset by a decrease in net revenue from Red Dead Redemption 2. Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $314.1 million and accounted for 44.8% of net revenue for the fiscal year ended March 31, 2020, as compared to 40.1% for the prior year. The increase was due to an increase in net revenue from our NBA 2K franchise, Borderlands 3, and Red Dead Online, partially offset by a decrease in net revenue from Grand Theft Auto Online.

        Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2020 was 50.1%, as compared to 42.9% in the prior year. The percentage increase was due primarily to lower internal royalties as a percentage of net revenue due to the timing of when royalties are earned and our release slate.
        Net revenue earned outside of the United States increased by $71.8 million and accounted for 42.5% of our total net revenue in the fiscal year ended March 31, 2020, as compared to 46.5% in the prior year. The increase was due to an increase in net revenue from Borderlands 3, The Outer Worlds, our NBA 2K franchise, Red Dead Online, Civilization VI, Ancestors: The Humankind Odyssey, and Grand Theft Auto V, partially offset by a decrease in net revenue from Red Dead Redemption 2 and Grand Theft Auto Online. Changes in foreign currency exchange rates decreased net revenue and gross profit by $11.5 million and $4.0 million, respectively, in the fiscal year ended March 31, 2020 as compared to the prior year.
Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$458,424	14.8%	$391,400	14.7%	$67,024	17.1%
General and administrative	318,235	10.3%	281,234	10.5%	37,001	13.2%
Research and development	296,398	9.6%	230,170	8.6%	66,228	28.8%
Depreciation and amortization	48,113	1.6%	40,232	1.5%	7,881	19.6%
Business reorganization	83	—%	(4,958)	(0.2)%	5,041	(101.7)%
Total operating expenses	$1,121,253	36.3%	$938,078	35.2%	$183,175	19.5%
        Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
Selling and marketing	$18,680	$23,685
General and administrative	$53,607	$51,903
Research and development	$31,563	$23,037
        Foreign currency exchange rates decreased total operating expenses by $6.7 million in the fiscal year ended March 31, 2020 as compared to the prior year.
Selling and marketing
        Selling and marketing expenses increased by $67.0 million in the fiscal year ended March 31, 2020 as compared to the prior year, due primarily to $44.5 million in higher advertising and marketing expenses. Advertising and marketing expenses were higher in the current year due primarily to Borderlands 3, Grand Theft Auto Online, Red Dead Online, and The Outer Worlds, partially offset by lower advertising expenses for Red Dead Redemption 2. The increase was also due to higher personnel expenses, primarily due to increased headcount.
General and administrative
        General and administrative expenses increased by $37.0 million for the fiscal year ended March 31, 2020, as compared to the prior year, due primarily to increases in (i) personnel expenses due to additional headcount, (ii) IT related expenses for cloud-based services, (iii) indirect tax expenses, and (iv) rent expenses.
        General and administrative expenses for the fiscal years ended March 31, 2020 and 2019 include occupancy expense (primarily rent, utilities and office expenses) of $25.9 million and $22.0 million, respectively, related to our development studios.
Research and development
        Research and development expenses increased by $66.2 million for the fiscal year ended March 31, 2020, as compared to the prior year, due primarily to (i) an increase in production and development expenses for titles for which technological feasibility has not been established or for ongoing development for titles that have already been released and (ii) increased personnel expense due to increased headcount.
Depreciation and amortization
        Depreciation and amortization expenses increased by $7.9 million for the fiscal year ended March 31, 2020, as compared to the prior year, due primarily to an increase in IT infrastructure costs.

Business Reorganization
        During the fiscal year ended March 31, 2020, business reorganization expense increased by $5.0 million due to a benefit in the prior year related to updating estimates for and completing our 2016 Plan and updating estimates for our 2018 Plan.
Interest and other, net

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$47,341	1.5%	$38,019	1.4%	$9,322	24.5%
Interest expense	(2,637)	(0.1)%	(8,032)	(0.3)%	5,395	(67.2)%
Foreign currency exchange loss	(3,589)	(0.1)%	(505)	—%	(3,084)	610.7%
Other	(2,610)	(0.1)%	(3,369)	(0.1)%	759	(22.5)%
Interest and other, net	$38,505	1.2%	$26,113	1.0%	$12,392	47.5%
        Interest and other, net was income of $38.5 million for the fiscal year ended March 31, 2020, as compared to income of $26.1 million for the fiscal year ended March 31, 2019. The increase was due primarily to a $9.3 million increase in interest income due to the nature of our investments, higher invested balances, and higher interest rates on those investments.
Provision from income taxes
        Our income tax expense was $54.0 million for the fiscal year ended March 31, 2020 as compared to a benefit of $101.1 million for the fiscal year ended March 31, 2019.
        When compared to the statutory rate of 21.0%, the effective tax rate of 11.8% for the fiscal year ended March 31, 2020 was due primarily to a $37.9 million tax benefit from tax credits anticipated to be utilized, $12.7 million from our geographic mix of earnings, $11.9 million due to net deferred tax asset arising from a step up in tax basis related to the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF") enacted in Switzerland during the fiscal year, discussed below, $9.2 million in changes in unrecognized tax benefits primarily due to audit settlements, and $8.4 million in excess tax benefits from employee stock compensation. These benefits were partially offset by tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case, discussed below.
When compared to the statutory rate of 21%, the effective tax rate of (43.4)% for the fiscal year ended March 31, 2019 was primarily due to a $107.1 million tax benefit from changes in valuation allowance, a benefit of $35.0 million for tax credits, $13.3 million from excess tax benefits from employee stock compensation, and $9.0 million from our geographic mix of earnings, partially offset by tax expense from other immaterial items, which include the impact of the Tax Act.
        The effective tax rate in the current year was higher compared to the prior year primarily due to decreased tax benefits from (i) changes in valuation allowance and (ii) geographic mix of earnings.
        The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends upon the stock price at the time of employee award vesting. Since we recognize excess tax benefits and shortfalls on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period.
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
        On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the three months ended December 31, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter resulting in a cumulative net discrete income tax expense of $19.8 million. In February 2020, the taxpayer petitioned the U.S. Supreme Court to review the Ninth Circuit's decision and is awaiting the Supreme Court's decision as to whether it will hear the case. We will continue to monitor the case.

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
On May 19, 2019, a public referendum held in Switzerland approved the TRAF, which was effective for us on January 1, 2020. The tax reform abolished preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. For the three months ended March 31, 2020, we recorded a deferred tax asset of $45.3 million offset by a valuation allowance of $33.4 million rising from the Swiss cantonal tax basis step-up.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. Although we are currently reviewing the potential implications of the CARES Act, we do not expect that it will have a material impact to our Consolidated Financial Statements.
As of March 31, 2020, we had gross unrecognized tax benefits, including interest and penalties, of $134.3 million, of which $30.7 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2020, gross unrecognized tax benefits decreased by $4.7 million.
        We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2017 and state income tax returns for periods prior to the fiscal year ended March 31, 2016. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2014. Certain taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2018.
Net income and earnings per share
        For the fiscal year ended March 31, 2020, our net income was $404.5 million, as compared to $333.8 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2020 was $3.54, as compared to $2.90 for the fiscal year ended March 31, 2019. Diluted weighted average shares outstanding of 114.1 million were 1.1 million lower compared to the prior fiscal year due primarily to share repurchases in the last three quarters of fiscal year 2019.
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
Short-term Investments
        As of March 31, 2020, we had $644.0 million of short-term investments, which are highly-liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of March 31, 2020, based on the composition of our investment portfolio and relatively lower interest rates as a result of the recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
Credit Agreement
        On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced our existing Credit Agreement, which was terminated on the same day. The Credit Agreement runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities. Loans under the Credit Agreement will bear interest at a margin of (a) 0.125% to 0.750% above a certain base rate (5.50% at March 31, 2020), or (b) 1.125% to 1.750% above LIBOR (approximately 1.66% at March 31, 2020), which margins are determined by reference to our consolidated total net leverage ratio.

        As of March 31, 2020, there was $198.3 million available to borrow under the Credit Agreement and we had $1.7 million of letters of credit outstanding. At March 31, 2020, we had no outstanding borrowings under the Credit Agreement.
        The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on the Company’s and each of its subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
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
        A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 71.5%, 70.1%, and 70.7% of net revenue during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. As of March 31, 2020 and 2019, five customers accounted for 58.1% and 66.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 48.8% and 55.8% of such balances at March 31, 2020 and 2019, respectively. We had two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020 and two customers who accounted for 40.1%, and 15.7% of our gross accounts receivable as of March 31, 2019. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2020 and 2019. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of COVID-19.
        We believe our current cash, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the fourth quarter of fiscal year 2020. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to "Part II, Item 1A, Risk Factors."
        As of March 31, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $573.5 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
        The Tax Act, as enacted in December 2017 includes a number of provisions, which generally establish a territorial-style system for taxing foreign income of domestic multinational corporations. Our current intention is to reinvest indefinitely earnings of our foreign subsidiaries, and therefore we have not recorded any tax liabilities associated with the repatriation of foreign earnings.
        Our Board of Directors has authorized the repurchase of up to 14.2 million shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason. During the fiscal years ended March 31, 2020, 2019, and 2018, we repurchased zero, 3.7 million, and 1.5 million shares of our common stock, respectively, in the open market for $0.0 million, $362.4 million, and $154.8 million, respectively, including commissions as part of the program. As of March 31, 2020, we had repurchased a total of 10.4 million shares of our common stock under the program, and 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2020	2019	2018
Net cash provided by operating activities	$685,678	$843,515	$493,527
Net cash provided by (used in) investing activities	4,049	(223,576)	(271,827)
Net cash used in financing activities	(77,453)	(463,685)	(281,467)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(10,868)	(10,639)	24,924
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$601,406	$145,615	$(34,843)
        At March 31, 2020, we had 1,993.4 million of Cash, cash equivalents, and Restricted cash and cash equivalents, compared to 1,392.0 million at March 31, 2019. The increase in Cash, cash equivalents, and Restricted cash and cash equivalents from March 31, 2019 was due primarily to Net cash provided by operating activities from sales, partially offset by investments in software development and licenses as well as royalty payments, and to a lesser extent Net cash from investing activities. These net increases were offset by Net cash used in financing activities, which was primarily related to tax payments related to net share settlements of our restricted stock.
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
•Marketing:  We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through September 2025.
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
        A summary of annual minimum contractual obligations and commitments as of March 31, 2020 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2021	$151,123	$11,891	$34,119	$38,477	$235,610
2022	144,975	38,881	36,352	23,910	244,118
2023	150,775	40,914	34,056	12,503	238,248
2024	122,285	89,260	26,919	1,239	239,703
2025	69,188	35,528	21,549	947	127,212
Thereafter	52,880	24,788	83,801	—	161,469
Total	$691,226	$241,262	$236,796	$77,076	$1,246,360

•Income Taxes: At March 31, 2020, we had recorded a liability for gross unrecognized tax benefits, including interest and penalties, of $30.7 million, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities; therefore, these liabilities have not been included in the contractual obligations table.
•Legal and Other Proceedings: We are, or may become, subject to demands and claims (including intellectual property and employment related claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
Off-Balance Sheet Arrangements
        As of March 31, 2020 and 2019, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2020, 2019 and 2018, 42.5%, 46.5% and 41.3%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
        We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles, variations in sales of titles developed for particular platforms, market acceptance of our titles, development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles, projected and actual changes in platforms, the timing and success of title introductions by our competitors, product returns, changes in pricing policies by us and our competitors, the accuracy of retailers' forecasts of consumer demand, the size and timing of acquisitions, the timing of orders from major customers, and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak demand typically occurring in the fourth calendar quarter during the holiday season. For certain of our software products with multiple performance obligations, we defer the recognition of our net revenue over an estimated service period which generally ranges from 6 to 15 months. As a result, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognize the highest amount of net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
        As of March 31, 2020, we had $644.0 million of short-term investments, which included $453.0 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $1,357.7 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2020.

        Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at March 31, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.66% at March 31, 2020), which rates are determined by reference to our consolidated total net leverage ratio. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2020, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2020 and 2019, our foreign currency translation adjustment was a loss of $27.4 million and a loss of $28.8 million, respectively. We recognized a foreign currency exchange transaction loss of $3.6 million, a loss of $0.5 million, and a loss of $3.0 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2020, we had $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $122.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2019, we had $116.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $87.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2020, 2019 and 2018, we recorded a loss of $1.0 million, a gain of $16.8 million, and a loss of $19.5 million, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. As of March 31, 2020 and 2019, the fair value of these outstanding forward contracts was a loss of $0.0 million and a loss $0.4 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are credit-worthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of COVID-19. For the fiscal year ended March 31, 2020, 42.5% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.3%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.3%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
Item 8.    Financial Statements and Supplementary Data
        The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in Note 22 - Supplementary Financial Information to the Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.
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
Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.
        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
        There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
        The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2020. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2020). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 53 of this Report.
(ii)Financial Statement Schedule. See Note 22 to the Consolidated Financial Statements.
(iii)Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Second Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of June 20, 2019	8-K	6/25/2019	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan, effective as of September 15, 2017+	14A	7/27/2017	Annex B
10.12	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.13	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.14	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.15	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.16	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.17	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.18	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.19	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.20	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.21	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.22	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.23	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.24	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.25	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation+	S-3 ASR	5/20/2015	10.2
10.26	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015+	10-Q	8/10/2015	10.1
10.27	Amendment to the Restricted Stock Unit Agreement, dated as of March 31, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	10-K	5/19/2016	10.50
10.28	Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/20/2016	10.2
10.29	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017+	10-Q	2/8/2017	10.3
10.30	Restricted Unit Agreement, dated as of May 25, 2017, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/25/2017	10.2
10.31	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of December 15, 2017+	10-Q	2/8/2018	10.4
10.32	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.33	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.34	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/15/2019	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2020	10.2
10.36	Credit Agreement, dated as of February 8, 2019, by and among Take-Two Interactive Software, Inc., the lender parties thereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. as syndication agent	10-K	5/14/2019	10.35
10.37	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.38	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.39	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.40	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.43	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.44	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.45	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*	10-Q	8/6/2014	10.1
10.46	Amendment to the Xbox One Publisher License Agreement, dated January 30, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.48
10.47	Amendment No. 3 to the Xbox One Publisher License Agreement, dated August 13, 2015, between Microsoft Corporation and the Company*	10-K	5/19/2016	10.49
10.48	Amendment No. 4 to the Xbox One Publisher License Agreement, dated December 15, 2016, between Microsoft Corporation and the Company*	10-Q/A	5/23/2017	10.2
10.49	Amendment No. 5 to the Xbox One Publisher License Agreement, signed on January 10, 2018, between Microsoft Corporation and the Company*	10-K	5/17/2018	10.55
10.50	Amendment No. 6 to the Xbox One Publisher License Agreement, dated as of April 9, 2019, between Microsoft Corporation and the Company**	10-Q	8/6/2019	10.1
10.51	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.52	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.53	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.54	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.55	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.56	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.57	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.58	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________________________________________________________________________
† Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
+ Represents a management contract or compensatory plan or arrangement.
*Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.
** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2020

(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective April 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenue recognized is for full game software products that management evaluates whether such products sold have distinct and separable performance obligations. Such performance obligations can be licenses for intellectual property that provides a functional offline gaming experience or game related services. If multiple performance obligations are identified, management must estimate a standalone selling price for each identified performance obligation which is used to allocate the full game software product transaction price. Revenue for amounts allocated to offline functionality is recognized upon delivery of the product. Separately, revenue for amounts allocated to the game related services is recognized ratably over an estimated service period.

Significant judgment is exercised by the Company in identifying performance obligations within its full game software products that should be accounted for separately in each revenue arrangement, estimating the standalone selling price for each performance obligation and determining the service period to recognize revenue over time. Auditing the identification of performance obligations for full game software products requires complex auditor judgment as each full game software product has unique features that management must determine whether to be accounted for separately. Auditing the judgments and estimates made by management in determining the standalone selling prices for identified performance obligations is especially challenging as the Company typically does not have observable standalone selling prices for each performance obligation and must rely on an expected cost-plus margin methodology, taking into account relevant cost assumptions including estimates of post-release support. Similarly, auditing the estimated service period for the game related services is especially challenging as the Company must consider a variety of data points. Such data points include the weighted average number of days between players’ first and last days played online, known online trends, the service periods of the Company’s previously released products, and, to the extent publicly available, the service periods of the Company’s competitors’ products that are similar in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the revenue recognition process. We selected a sample of transactions and tested the Company’s controls over evaluating and identifying performance obligations, determining the estimated selling price and estimating the service period for revenue recognized over time.

Our audit procedures to test the Company’s identification of performance obligations included, among others, inspecting product-specific marketing materials for promised full game software product features, inspecting summaries of product features from Company personnel in product development roles, and independently evaluating the full game software product to corroborate identified product features on a sample basis. Our audit procedures to test the Company’s estimates of standalone selling price for performance obligations included, among others, testing the underlying data used in management’s calculations for completeness and accuracy as well as evaluating the reasonableness of significant assumptions used and other factors utilized in making estimates of standalone selling price. For example, for a selection of full game software products which included multiple performance obligations, we tested the Company’s expected cost-plus margin analysis by testing the appropriateness of the assumptions used in the analysis, including product development costs and forecasted post-release support costs, marketing costs and licensing costs. Our audit procedures to test and evaluate the reasonableness of the Company’s estimated service period included, among others, testing the completeness and accuracy of management’s player data analysis, testing qualitative factors utilized such as reviewing online trends, comparing to similar or historical products and analyzing competitor information.

Capitalized internally developed software costs
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company capitalizes internally developed software development costs, subsequent to establishing technological feasibility of a product. Amortization of internally developed software costs commences when a product is available for general release and is recorded on a product-by-product basis in cost of goods sold. As noted in Note 8, the Company had approximately $323.3 million of capitalized internally developed software as of March 31, 2020.

Auditing the Company’s capitalization of internally developed software costs was especially challenging because management’s determination of which products qualify for capitalization and the timing of establishing technological feasibility requires significant judgment. The auditing of amortization of capitalized internally developed software costs is especially challenging as the calculation is dependent on judgments around the estimated economic life and estimates of total revenue of the product. Changes in management’s assumptions of product revenue can have a material effect on amortization.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the internally developed software costs process. For example, we tested controls over management’s determination of products that qualify for capitalization. We also tested management's review controls related to the estimation of product revenue forecasts used in the calculation of amortization.

To test the Company’s capitalization of internally developed software costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the costs to develop products were capitalizable in accordance with the applicable accounting standards. This included inspecting the product’s technical and game design documentation. We also held corroborative inquiries of Company personnel in product development roles to assess the Company’s conclusions as to the technological feasibility of its products. For a sample of transactions our audit procedures included, among others, testing amortization source data by product, including current period and forecasted revenue by product. Our audit procedures included assessing the reasonableness of the Company’s product specific revenue forecasts and performing sensitivity analyses to evaluate the changes in amortization that would result from changes in the Company's significant assumptions. We also tested the mathematical accuracy of management’s calculations of amortization expense recognized in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 22, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Take-Two Interactive Software, Inc.'s (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2020, and the related notes and our report dated May 22, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
May 22, 2020

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,357,664	$826,525
Short-term investments	644,003	744,485
Restricted cash and cash equivalents	546,604	565,461
Accounts receivable, net of allowances of $443 and $995 at March 31, 2020 and 2019, respectively	592,555	395,729
Inventory	19,108	28,200
Software development costs and licenses	40,316	28,880
Deferred cost of goods sold	19,598	51,867
Prepaid expenses and other	273,503	186,688
Total current assets	3,493,351	2,827,835
Fixed assets, net	131,888	127,882
Right-of-use assets	154,284	—
Software development costs and licenses, net of current portion	401,778	603,436
Goodwill	386,494	381,717
Other intangibles, net	51,260	73,115
Deferred tax assets	116,676	134,732
Long-term restricted cash and cash equivalents	89,124	—
Other assets	123,977	94,348
Total assets	$4,948,832	$4,243,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,684	$72,797
Accrued expenses and other current liabilities	1,169,884	1,035,695
Deferred revenue	777,784	843,302
Lease liabilities	25,187	—
Total current liabilities	2,038,539	1,951,794
Non-current deferred revenue	28,339	21,058
Non-current lease liabilities	152,059	—
Other long-term liabilities	190,651	229,633
Total liabilities	2,409,588	2,202,485
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 135,927 and 134,602 shares issued and 113,506 and 112,181 outstanding at March 31, 2020 and 2019, respectively	1,359	1,346
Additional paid-in capital	2,134,748	2,019,369
Treasury stock, at cost; 22,421 common shares at March 31, 2020 and 2019, respectively	(820,572)	(820,572)
Retained earnings	1,282,085	877,626
Accumulated other comprehensive loss	(58,376)	(37,189)
Total stockholders' equity	2,539,244	2,040,580
Total liabilities and stockholders' equity	$4,948,832	$4,243,065
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2020	2019	2018
Net revenue	$3,088,970	$2,668,394	$1,792,892
Cost of goods sold	1,542,450	1,523,644	898,311
Gross profit	1,546,520	1,144,750	894,581
Selling and marketing	458,424	391,400	256,092
General and administrative	318,235	281,234	247,828
Research and development	296,398	230,170	196,373
Depreciation and amortization	48,113	40,232	43,969
Business reorganization	83	(4,958)	14,742
Total operating expenses	1,121,253	938,078	759,004
Income from operations	425,267	206,672	135,577
Interest and other, net	38,505	26,113	1,048
Loss on long-term investments	5,333	—	—
Income before income taxes	458,439	232,785	136,625
Provision for (benefit from) income taxes	53,980	(101,052)	(36,908)
Net income	$404,459	$333,837	$173,533
Earnings per share:
Basic earnings per share	$3.58	$2.95	$1.57
Diluted earnings per share	$3.54	$2.90	$1.54
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	March 31,
	2020	2019	2018
Net income	$404,459	$333,837	$173,533
Other comprehensive (loss) income
Foreign currency translation adjustment	(27,445)	(28,803)	43,379
Cash flow hedges:
Change in unrealized gains	10,504	763	(8,153)
Reclassification to earnings	(1,689)	3,726	—
Tax effect on effective cash flow hedges	775	417	(2,038)
Change in fair value of cash flow hedges	9,590	4,906	(10,191)
Available-for-sale securities:
Net unrealized (loss) gain, net of taxes	(3,332)	2,440	(1,778)
Change in fair value of available-for-sale securities	(3,332)	2,440	(1,778)
Other comprehensive (loss) income	(21,187)	(21,457)	31,410
Comprehensive income	$383,272	$312,380	$204,943
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018 (as Adjusted) (1)
Operating activities:
Net income	$404,459	$333,837	$173,533
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	167,925	201,221	77,887
Stock-based compensation	257,881	247,700	116,349
Amortization of intellectual property	20,990	23,879	34,830
Depreciation	47,628	39,726	32,202
Amortization of discount on Convertible Notes	—	91	15,662
Impairment of in-process research and development	—	—	11,257
Deferred income taxes	(3,486)	110,603	(32,523)
Impairment of long-term investments	5,333	—	—
Gain on redemption of Convertible Notes	—	—	(4,900)
Other, net	3,741	584	6,953
Changes in assets and liabilities:
Accounts receivable	(195,484)	(98,075)	(26,998)
Inventory	8,489	(14,403)	3,917
Software development costs and licenses	(48,434)	(206,831)	(225,269)
Prepaid expenses, other current and other non-current assets	(259,817)	(275,800)	(74,544)
Deferred revenue	(55,460)	304,713	198,397
Deferred cost of goods sold	32,180	(24,882)	(11,959)
Accounts payable, accrued expenses and other liabilities	299,733	201,152	198,733
Net cash provided by operating activities	685,678	843,515	493,527
Investing activities:
Change in bank time deposits	196,720	(171,057)	(40,918)
Proceeds from available-for-sale securities	400,635	325,133	241,012
Purchases of available-for-sale securities	(499,991)	(282,534)	(369,998)
Purchases of fixed assets	(53,384)	(66,969)	(61,557)
Purchase of long-term investments	(27,891)	—	(5,000)
Business acquisitions, net of cash acquired	(12,040)	(28,149)	(9,401)
Asset acquisition	—	—	(25,965)
Net cash provided by (used in) investing activities	4,049	(223,576)	(271,827)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(87,968)	(101,293)	(112,884)
Repurchase of common stock	—	(362,392)	(154,792)
Issuance of common stock	10,515	—	—
Other	—	—	(13,791)
Net cash used in financing activities	(77,453)	(463,685)	(281,467)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(10,868)	(10,639)	24,924
Net change in cash, cash equivalents, and restricted cash and cash equivalents	601,406	145,615	(34,843)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year	1,391,986	1,246,371	1,281,214
Cash, cash equivalents, and restricted cash equivalents, end of year	$1,993,392	$1,391,986	$1,246,371
Supplemental data:
Interest paid	$4,750	$5,265	$4,121
Income taxes paid	$27,998	$19,280	$8,790
(1) Prior period amounts have been adjusted retrospectively to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Refer to Note 1 for further discussion.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2017	119,813	$1,198	$1,452,754	(17,192)	$(303,388)	$(99,694)	$(47,142)	$1,003,728
Net income	—	—	—	—	—	173,533	—	173,533
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	43,379	43,379
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,778)	(1,778)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(10,191)	(10,191)
Stock-based compensation	—	—	293,214	—	—	—	—	293,214
Repurchased common stock	—	—	—	(1,513)	(154,792)	—		(154,792)
Issuance of restricted stock, net of forfeitures and cancellations	2,151	21	(21)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	12,082	121	254,963	—	—	—	—	255,084
Net share settlement of restricted stock awards	(1,303)	(13)	(112,871)	—	—	—	—	(112,884)
Adoption of ASU 2016-09, Stock Comp Simplification	—	—	—	—	—	(323)	—	(323)
Balance, March 31, 2018	132,743	1,327	1,888,039	(18,705)	(458,180)	73,516	(15,732)	1,488,970
Net income	—	—	—	—	—	333,837	—	333,837
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(33,456)	(33,456)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	2,440	2,440
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	4,906	4,906
Stock-based compensation	—	—	219,460	—	—	—	—	219,460
Issuance of restricted stock, net of forfeitures and cancellations	2,345	23	(23)	—	—	—	—	—
Repurchased common stock	—	—	—	(3,716)	(362,392)	—	—	(362,392)
Conversion of 1.00% Convertible Notes Due 2018	377	4	8,108	—	—	—	—	8,112
Net share settlement of restricted stock awards	(920)	(9)	(101,284)	—	—	—	—	(101,293)
Impact from adoption of New Revenue Accounting Standard	—	—	—	—	—	470,273	4,653	474,926
Employee share purchase plan settlement	57	1	5,069	—	—	—	—	5,070
Balance, March 31, 2019	134,602	1,346	2,019,369	(22,421)	(820,572)	877,626	(37,189)	2,040,580
Net income	—	—	—	—	—	404,459	—	404,459
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(27,445)	(27,445)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	9,590	9,590
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(3,332)	(3,332)
Stock-based compensation	—	—	192,845	—	—	—	—	192,845
Issuance of restricted stock, net of forfeitures and cancellations	1,970	19	(19)	—	—	—	—	—
Net share settlement of restricted stock awards	(771)	(8)	(87,960)	—	—	—	—	(87,968)
Employee share purchase plan settlement	126	2	10,513	—	—	—	—	10,515
Balance, March 31, 2020	135,927	1,359	2,134,748	(22,421)	(820,572)	1,282,085	(58,376)	2,539,244
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
        Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Social Point. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
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
Use of Estimates
        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expense, as well as the disclosure of contingent assets and liabilities at the dates of the financial statements during the reporting periods. Our most significant estimates relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers); the recoverability and amortization of software development costs, licenses, and intangible assets; the realization of deferred income taxes; the valuation of stock-based compensation; and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates, including as a result of the COVID-19 pandemic, which may affect economic conditions in a number of different ways and result in uncertainty and risk. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
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
        If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 71.5%, 70.1% and 70.7% of net revenue during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. One customer accounted for 31.9%, 31.3% and 30.2% of net revenue during the fiscal years ended March 31, 2020, 2019, and 2018, respectively. A second customer accounted for 20.0%, 18.1%, and 17.6% of net revenue during the fiscal years ended March 31, 2020, 2019, and 2018 respectively. A third customer accounted for 10.5% of net revenue during the fiscal year ended March 31, 2019. As of March 31, 2020 and 2019, five customers accounted for 58.1% and 66.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 48.8% and 55.8% of such balances at March 31, 2020 and 2019, respectively. We had two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020 and two customers who accounted for 40.1% and 15.7% of our gross accounts receivable as of

March 31, 2019. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2020 and 2019. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
Cash and Cash Equivalents
        We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash and cash equivalents balances are primarily related to a dedicated account limited to the payment of certain internal royalty obligations. Balances that are restricted from use for more than one year are classified as non-current.
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
        Short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in the Consolidated Statements of Operations. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
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
        We capitalize internal software development costs (including specifically identifiable payroll expense, employee stock-based compensation, and incentive compensation costs related to the completion and release of titles, as well as third-party production and other content costs), subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Significant management judgments are made in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses.
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
        Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current year revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from 12 to 36 months.
        We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the title's actual performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We use a number of criteria in evaluating expected product performance, including historical performance of comparable products developed with comparable technology, market performance of comparable titles, orders for the product prior to its release, general market conditions, and past performance of the franchise. When we determine that capitalized cost of the title is unlikely to be recovered by product sales, an impairment of software development and license costs capitalized is charged to cost of goods sold in the period in which such determination is made.
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
Fixed Assets, net
        Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the term of the related lease or the useful life of the underlying asset, typically seven years. The cost of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss, if any, is recognized. The carrying amounts of these assets are recorded at historical cost.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases codified under Topic 842, Leases. The new lease accounting standard replaced all prior U.S. GAAP guidance on this topic as codified principally under Topic 840, Leases. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and to recognize a lease liability and a right-of-use (“ROU”) asset for its leases. On April 1, 2019, we adopted the new lease accounting standard using the alternative transition approach provided in ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which allows initial application of the new standard using the modified retrospective method. Refer to the Recently Adopted Accounting Pronouncements section below for the impact of adoption on our Consolidated Financial Statements.
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

In determining our lease liability, the lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise such option. For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease modifications result in remeasurement of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate non-lease components from the related lease components.
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
        During the fiscal year ended March 31, 2019, we changed the measurement date for performing our annual goodwill impairment test from the beginning of August to the beginning of March. This voluntary change in accounting principle, applied prospectively, was preferable as it aligns the annual goodwill impairment test date more closely with our internal budgeting process and did not delay, accelerate, or avoid an impairment of our goodwill.
        Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2020, 2019, or 2018. As of March 31, 2020, the goodwill balance of one of our reporting units is $152,175, and the fair value of that reporting unit approximates its carrying values. Therefore, a modest reduction in its fair value would result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.
Long-lived Assets
        We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available. As of March 31, 2020, no indicators of impairment existed.
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
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which, among other provisions, subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. We have elected to recognize the resulting tax on GILTI as an expense in the period incurred.
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
        We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems and personal computers, including smartphones and tablets. Our interactive entertainment content consists of full game software products that may contain offline gameplay, online gameplay, or a combination of offline and online gameplay. We may also sell separate downloadable add-on content to supplement our full game software products. Certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases.
        We determine revenue recognition by:
•identifying the contract, or contracts, with the customer;
•identifying the performance obligations in the contract;
•determining the transaction price;
•allocating the transaction price to performance obligations in the contract; and
•recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.
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
        Our software products are sold as full games, which typically provide access to the main game content, primarily for console and PC. Generally, our full game software products deliver a license of our intellectual property that provides a functional offline gaming experience (i.e., one that does not require an Internet connection to access the main game content or other significant game related services). We recognize revenue related to the license of our intellectual property that provides offline functionality at the time control of the products have been transferred to our customers (i.e. upon delivery of the software product).
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
        Certain software products are sold to customers with a “street date” (the earliest date these products may be sold by these retailers). For the transaction price related to the license for these products that also provide a functional offline gaming experience, we recognize revenue on the later of the street date or the sale date as this is generally when we have transferred control of this performance obligation. For the sale of physical software products, recognition of revenue allocated to game related services does not begin until the product is sold-through by our customer to the end user. We currently estimate sell-through to the end user for all our titles to be approximately two months after we have sold-in the software products to retailers. Determining the estimated sell-through period requires management judgment and estimates.
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
        Deferred revenue is comprised primarily of unsatisfied revenue related to the portion of the transaction price allocable to game related services of our full game software products and sales of virtual currency. These sales are typically invoiced at the beginning of the contract period, and revenue is recognized ratably over the estimated service period. Deferred revenue may also include amounts related to software products with future street dates.
        Refer to Note 2 - Revenue from Contracts with Customers for further information, including changes in deferred revenue during the period.
Principal Agent Considerations
        We offer certain software products via third party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, Epic Games Store, Apple's App Store, and the Google Play Store. For sales of our software products via third party digital storefronts, we determine whether or not we are acting as the principal in the sale to the end user, which we consider in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that we use in evaluating these sales transactions include, but are not limited to, the following:
•the underlying contract terms and conditions between the various parties to the transaction;
•which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
•which party has discretion in establishing the price for the specified good or service.
        Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, and Epic Games Store we have determined we are not the principal in the sales transaction to the end user and therefore we report revenue based on the consideration received from the digital storefront. For sales arrangements via Apple's App Store and the Google Play Store, we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within Cost of goods sold.

Shipping and Handling
        Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of goods sold because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
Estimated Service Period
        For certain performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. When a new game is launched and therefore no history of online player data is available, we consider other factors to determine the user life, such as the estimated service period of other games actively being sold with similar characteristics. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between 6 and 15 months depending on the software product.
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
        At contract inception and at each subsequent reporting period, we make estimates of price protection and product returns related to current period software product revenue. We estimate the amount of price protection and returns for software products based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions, and changes in demand and acceptance of our products by consumers.
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
Significant Estimates
        Significant management judgment and estimates must be used in connection with many of the determinations described above, such as estimating the fair value allocation to distinct and separable performance obligations, the service period over which to defer recognition of revenue, the time it takes our physical products to sell-through to end users, and the amounts of price protection. We believe we can make reliable estimates. However, actual results may differ from initial estimates due to changes in circumstances, market conditions, and assumptions. Adjustments to estimates are recorded in the period in which they become known.
Advertising
        We expense advertising costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2020, 2019 and 2018 amounted to $285,607, $249,315 and $140,618, respectively, and are included in "Selling and marketing expense" in our Consolidated Statements of Operations.
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
Recently Adopted Accounting Pronouncements
Accounting for Leases
As noted in our Lease accounting policy above, we adopted the New Lease Accounting Standard Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) effective April 1, 2019.
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
Recently Issued Accounting Pronouncements
Accounting for Reference Rate Reform
        In March 2020, the FASB issued ASU 2020-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately and is only available through December 31, 2022. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.
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
Accounting for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2019 (April 1, 2020 for the Company), with early adoption permitted. These changes will be applied on a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are continuing to monitor the economic implications of the COVID-19 pandemic, but we do not expect that the impact of adopting this guidance will be material to our Consolidated Financial Statements.
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

        Net revenue by product revenue and service and other was as follows:

	Twelve Months Ended March 31,
	2020	2019
Net revenue recognized:
Service and other	$1,839,696	$1,319,033
Product	1,249,274	1,349,361
Total net revenue	$3,088,970	$2,668,394

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
        Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Twelve Months Ended March 31,
	2020	2019
Net revenue recognized:
Full game and other	$1,703,971	$1,597,478
Recurrent consumer spending	1,384,999	1,070,916
Total net revenue	$3,088,970	$2,668,394

Geography
        We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Twelve Months Ended March 31,
	2020	2019	2018(1)
Net revenue recognized:
United States	$1,775,682	$1,426,906	$1,052,313
International	1,313,288	1,241,488	740,579
Total net revenue	$3,088,970	$2,668,394	$1,792,892
(1) This disaggregated revenue category had previously been disclosed as part of Note 17 - Segment and Geographic Information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

Platform
        Net revenue by platform was as follows:

	Twelve Months Ended March 31,
	2020	2019	2018(1)
Net revenue recognized:
Console	$2,308,602	$2,233,861	$1,463,306
PC and other	780,368	434,533	329,586
Total net revenue	$3,088,970	$2,668,394	$1,792,892
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
Distribution channel
        Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Twelve Months Ended March 31,
	2020	2019	2018(1)
Net revenue recognized:
Digital online	$2,378,563	$1,681,609	$1,130,946
Physical retail and other	710,407	986,785	661,946
Total net revenue	$3,088,970	$2,668,394	$1,792,892
(1) This disaggregated revenue category had previously been disclosed as part of Note 17 - Segment and Geographic Information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
Deferred Revenue
        We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenue, including current and non-current balances as of March 31, 2020 and March 31, 2019 were $806,123 and $864,360, respectively. For the twelve months ended March 31, 2020, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
        During the twelve months ended March 31, 2020, $850,266 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $889,287, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $800,549 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
        As of March 31, 2020 and March 31, 2019, our contract asset balances were $81,625 and $57,643, respectively.
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
        In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $10,540, $9,265, and $8,426 for the fiscal years ended March 31, 2020, 2019, and 2018, respectively.
        Pursuant to the 2017 Management Agreement and 2014 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2020, 2019, and 2018, we recorded $23,413, $21,257, and $32,801, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 17 - Stock-Based Compensation for a discussion of such awards.
4.     FAIR VALUE MEASUREMENTS
        The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.
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

	March 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$497,861	$497,861	$—	$—	Cash and cash equivalents
Bank-time deposits	313,757	313,757	—	—	Cash and cash equivalents
Commercial paper	97,544	—	97,544	—	Cash and cash equivalents
Corporate bonds	9,888	—	9,888	—	Cash and cash equivalents
Money market funds	546,604	546,604	—	—	Restricted cash and cash equivalents
Corporate bonds	334,631	—	334,631	—	Short-term investments
Bank-time deposits	191,000	191,000	—	—	Short-term investments
US Treasuries	30,819	30,819	—	—	Short-term investments
Commercial paper	87,553	—	87,553	—	Short-term investments
Cross-currency swap	11,275	—	11,275	—	Prepaid expenses and other
Money market funds	89,124	89,124	—	—	Long-term restricted cash and cash equivalents
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(11)	—	(11)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,212,804	$1,669,165	$540,880	$2,759

	March 31, 2019	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$389,936	$389,936	$—	$—	Cash and cash equivalents
Commercial paper	39,246	—	39,246	—	Cash and cash equivalents
US Treasuries	25,449	25,449	—	—	Cash and cash equivalents
Money market funds	565,461	565,461	—	—	Restricted cash
Bank-time deposits	387,720	387,720	—	—	Short-term investments
US Treasuries	55,634	55,634	—	—	Short-term investments
Commercial paper	4,990	—	4,990	—	Short-term investments
Corporate bonds	296,141	—	296,141	—	Short-term investments
Cross-currency swap	791	—	791	—	Prepaid expenses and other
Private equity	1,823	—	—	1,823	Other assets
Foreign currency forward contracts	(423)	—	(423)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$1,766,768	$1,424,200	$340,745	$1,823
        We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2020.
5.     SHORT-TERM INVESTMENTS
        Our short-term investments consisted of the following as of March 31, 2020:

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$191,000	$—	$—	$191,000
Available-for-sale securities:
Corporate bonds	337,752	307	(3,428)	334,631
US Treasuries	30,481	338	—	30,819
Commercial paper	87,553	—	—	87,553
Total short-term investments	$646,786	$645	$(3,428)	$644,003

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$387,720	$—	$—	$387,720
Available-for-sale securities:
Corporate bonds	295,526	742	(127)	296,141
US Treasuries	55,656	27	(49)	55,634
Commercial paper	4,990	—	—	4,990
Total short-term investments	$743,892	$769	$(176)	$744,485
        Based on our evaluation of impairment for these investments, we did not consider any of these investments to be other-than-temporarily impaired as of March 31, 2020 or 2019. We do not intend to sell any of our investments with unrealized losses, nor is it more likely than not that we will be required to sell those investments.

        The following table summarizes the contracted maturities of our short-term investments at March 31, 2020:

	March 31, 2020
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$496,639	$495,645
Due in 1-2 years	150,147	148,358
Total short-term investments	$646,786	$644,003

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
Foreign currency forward contracts
        The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2020	2019
Forward contracts to sell foreign currencies	$122,024	$116,590
Forward contracts to purchase foreign currencies	$52,596	$87,793
        For the fiscal years ended March 31, 2020, 2019 and 2018, we recorded a loss of $959, a gain of $16,831, and a loss of $19,473, respectively, related to foreign currency forward contracts in Interest and other, net on the Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
        We entered into a cross-currency swap agreement in August 2017 related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. The intercompany loan is related to the acquisition of Social Point. As of March 31, 2020, the notional amount of the cross-currency swap is $108,867. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-euro exchange rate related to the intercompany loan. The critical terms of the cross-currency swap agreement correspond to the intercompany loan and both mature at the same time in 2027; as such, there was no ineffectiveness during the period.
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
7.     INVENTORY
        Inventory balances by category are as follows:

	March 31,
	2020	2019
Finished products	$17,984	$24,847
Parts and supplies	1,124	3,353
Inventory	$19,108	$28,200
        Estimated product returns included in inventory at March 31, 2020 and 2019 were $506 and $491, respectively.

8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
        Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2020		2019
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$17,367	$305,970	$14,809	$434,712
Software development costs, externally developed	10,971	92,908	3,655	168,381
Licenses	11,978	2,900	10,416	343
Software development costs and licenses	$40,316	$401,778	$28,880	$603,436
        Software development costs and licenses, net of current portion as of March 31, 2020 and 2019 included $333,063 and $378,030, respectively, related to titles that have not been released.
        Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Amortization of software development costs and licenses	$321,956	$342,870	$101,437
Impairment of software development costs and licenses	—	7,426	1,060
Less: Portion representing stock-based compensation	(154,031)	(149,075)	(24,610)
Amortization and impairment, net of stock-based compensation	$167,925	$201,221	$77,887
        During the twelve months ended March 31, 2019, we recorded $7,426 of software development impairment charges (a component of Cost of goods sold). The impairment charges related to a decision not to proceed with further development of certain interactive entertainment software.
9.     FIXED ASSETS, NET
        Fixed asset balances by category are as follows:

	March 31,
	2020	2019
Computer equipment	$127,897	$118,841
Leasehold improvements	113,057	99,093
Computer software	60,507	52,641
Furniture and fixtures	16,520	16,179
Office equipment	12,109	10,758
	330,090	297,512
Less: accumulated depreciation	(198,202)	(169,630)
Fixed assets, net	$131,888	$127,882
        Depreciation expense related to fixed assets for the fiscal years ended March 31, 2020, 2019 and 2018 was $47,628, $39,726 and $32,202, respectively.
The following represents our fixed assets, net by location:

	March 31,
	2020	2019
United States	$87,153	$78,197
International	44,735	49,685
Fixed assets, net	$131,888	$127,882

10.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
        The change in our goodwill balance is as follows:

Total
Balance at March 31, 2018	$399,530
Additions from immaterial acquisition	3,149
Currency translation adjustment	$(20,962)
Balance at March 31, 2019	$381,717
Additions from immaterial acquisition	13,205
Currency translation adjustment	$(8,428)
Balance at March 31, 2020	$386,494
Definite-lived intangibles
        The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed game technology	64,336	(42,425)	21,911	65,428	(32,975)	32,453	4 years
Intellectual property	$26,109	$(10,836)	$15,273	$26,109	$(6,524)	$19,585	6 years
Analytics technology	30,711	(19,450)	11,261	31,271	(13,551)	17,720	5 years
Branding and trade names	4,343	(1,528)	2,815	4,422	(1,065)	3,357	9 years
Total definite-lived intangible assets	$125,499	$(74,239)	$51,260	$127,230	$(54,115)	$73,115
        Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of goods sold	$14,325	$16,937	$19,719
Selling and marketing	—	—	8,107
Research and development	6,180	6,436	6,494
Depreciation and amortization	485	506	510
Total amortization of intangible assets	$20,990	$23,879	$34,830
        Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2021	$20,527
2022	18,934
2023	7,010
2024	3,831
2025	524

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
        Accrued expenses and other current liabilities consisted of:

	March 31,
	2020	2019
Software development royalties	$822,416	$713,201
Compensation and benefits	81,791	73,695
Refund Liability	77,829	65,853
Licenses	57,651	56,221
Marketing and promotions	40,797	42,390
Other	89,400	84,335
Accrued expenses and other current liabilities	$1,169,884	$1,035,695

12.   DEBT
Credit Agreement
        On February 8, 2019, we entered into an unsecured credit agreement (the “Credit Agreement”). The Credit Agreement replaced our prior credit agreement, which was terminated on the same day. The Credit Agreement runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities.
        Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (5.50% at March 31, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.66% at March 31, 2020), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at March 31, 2020.
        Information related to availability on our Credit Agreement is as follows:

	March 31,	March 31,
	2020	2019
Available borrowings	$198,336	$198,336
Outstanding letters of credit	$1,664	$1,664
  We recorded interest expense and fees related to the Credit Agreement of $275 and $372, for the fiscal years ended March 31, 2020 and 2019, respectively and, under a prior credit agreement that was terminated on the same day that we entered into the Credit Agreement, $472 and $441, for the fiscal years ended March 31, 2019 and 2018, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
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

        The following table provides the components of interest expense related to our Convertible Notes:

	Fiscal Year Ended March 31,
	2020	2019	2018
Cash interest expense (coupon interest expense)	$—	$1	$539
Non-cash amortization of discount on 1.00% Convertible Notes	—	91	15,662
Amortization of debt issuance costs	—	3	466
Total interest expense related to 1.00% Convertible Notes	$—	$95	$16,667

13.   EARNINGS PER SHARE ("EPS")
        The following table sets forth the computation of basic and diluted EPS (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2020	2019	2018
Computation of Basic earnings per share:
Net income	$404,459	$333,837	$173,533
Less: net income allocated to participating securities	—	—	(159)
Net income for basic earnings per share calculation	$404,459	$333,837	$173,374
Total weighted average shares outstanding—basic	113,096	113,176	110,210
Less: weighted average participating shares outstanding	—	—	(101)
Weighted average common shares outstanding—basic	113,096	113,176	110,109
Basic earnings per share	$3.58	$2.95	$1.57
Computation of Diluted earnings per share:
Net income	$404,459	$333,837	$173,533
Less: net income allocated to participating securities	—	—	(155)
Net income for diluted earnings per share calculation	$404,459	$333,837	$173,378
Weighted average common shares outstanding—basic	113,096	113,176	110,109
Add: dilutive effect of common stock equivalents	1,040	2,022	2,755
Weighted average common shares outstanding—diluted	114,136	115,198	112,864
Less: weighted average participating shares outstanding	—	—	(101)
Weighted average common shares outstanding- diluted	114,136	115,198	112,763
Diluted earnings per share	$3.54	$2.90	$1.54
        Certain of our unvested stock-based awards (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus requires the two-class method of computing EPS. As of March 31, 2020, we have no material participating securities.
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

Information related to our operating leases are as follows:

Twelve Months Ended March 31, 2020
Lease costs
Operating lease costs	$29,383
Short term lease costs	$2,771

Rent expense prior to our adoption of Topic 842 amounted to $29,204 and $25,301 for the fiscal years ended March 31, 2019 and 2018, respectively.

Twelve Months Ended March 31, 2020
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$28,419
ROU assets obtained in exchange for lease obligations	$58,745

At March 31, 2020
Weighted average information
Remaining lease term	8.90 years
Discount rate	4.98%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2020, are as follows:

For the years ending March 31,
2021	$31,897
2022	33,831
2023	31,500
2024	24,321
2025	18,867
Thereafter	80,162
Total future lease payments	$220,578
Less imputed interest	(43,332)
Total lease liabilities	$177,246

As of March 31, 2020, we have entered into facility leases that have not yet commenced with future lease payments of approximately $16,216. These leases are expected to commence within the next 12 months and will have lease terms ranging from 7 years to 10 years.

15.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2020 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2021	$151,123	$11,891	$38,477	$201,491
2022	144,975	38,881	23,910	207,766
2023	150,775	40,914	12,503	204,192
2024	122,285	89,260	1,239	212,784
2025	69,188	35,528	947	105,663
Thereafter	52,880	24,788	—	77,668
Total	$691,226	$241,262	$77,076	$1,009,564
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
        Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through September 2025 and primarily reflect our agreements with major sports leagues and players' associations.
        Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2024.
        Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2020, 2019, and 2018 were $14,071, $10,881, and $9,592, respectively.
        Legal and Other Proceedings:    We are, or may become, subject to demands and claims (including intellectual property and employment related claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial condition or results of operations. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.
16.   INCOME TAXES
        Components of income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Domestic	$322,297	$134,265	$136,239
Foreign	136,142	98,520	386
Income before income taxes	$458,439	$232,785	$136,625

        Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
Current:
U.S. federal	$26,561	$8,240	$(7,327)
U.S. state and local	3,575	2,857	(1,266)
Foreign	10,061	22,274	4,208
Total current income taxes	40,197	33,371	(4,385)
Deferred:
U.S. federal	45,079	(128,317)	(13,530)
U.S. state and local	1,317	(9,157)	195
Foreign	(32,613)	3,051	(19,188)
Total deferred income taxes	13,783	(134,423)	(32,523)
Provision for (benefit from) income taxes	$53,980	$(101,052)	$(36,908)
        A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	31.6%
State and local taxes, net of U.S. federal benefit	2.1%	2.9%	0.5%
Foreign tax rate differential(1)	1.0%	(9.0)%	(6.9)%
Foreign earnings(2)	(9.3)%	5.1%	1.2%
Tax credits(3)	(8.3)%	(15.0)%	(16.5)%
Excess tax benefits from stock-based compensation	(1.8)%	(5.7)%	(38.9)%
One-time transition tax	—%	(2.0)%	19.5%
Domestic production deduction	—%	—%	(2.8)%
Valuation allowance—domestic	0.2%	(46.0)%	(0.5)%
Valuation allowance—foreign(2)	7.3%	—%	(2.5)%
Change in reserves	(2.0)%	1.3%	(11.0)%
Other	1.6%	4.0%	(0.7)%
Effective tax rate	11.8%	(43.4)%	(27.0)%
(1) The foreign rate differentials in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference between the foreign and U.S. income tax rates. Includes the impact of the reversal of a net deferred tax asset of $19,826 related to the effects of stock-based compensation from our intercompany cost-sharing arrangements due to an appeals court decision issued in Altera Corp. v. Commissioner for the fiscal year ended March 31, 2020.
(2) Includes effects of a deferred tax asset and valuation allowance associated with a tax basis step up received in Switzerland related to the Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020.
(3) Tax benefits were recorded for fiscal years ended March 31, 2020, 2019, and 2018 attributable to certain tax credits related to software development activities.

        The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred tax assets:
Accrued compensation expense	$124,276	$113,517
Equity-based compensation	66,253	82,720
Tax credit carryforward	45,746	72,408
Tax basis step up related to TRAF	45,266	—
Operating lease liabilities	39,512	—
Net operating loss carryforward	5,555	27,498
Business reorganization	1,874	158
Deferred rent	—	5,965
Other	7,785	411
Total deferred tax assets	336,267	302,677
Less: Valuation allowance	(86,937)	(49,413)
Net deferred tax assets	249,330	253,264
Deferred tax liabilities:
Capitalized software and depreciation	(74,006)	(101,168)
Right of use assets	(36,947)	—
Intangible amortization	(18,206)	(22,486)
Deferred revenue	(5,038)	(17,100)
Other	(3,587)	(4,690)
Total deferred tax liabilities	(137,784)	(145,444)
Net deferred tax asset / (liability) (1)	111,546	107,820
(1) As of March 31, 2020, $116,676 is included in Deferred tax assets and $5,130 is included in Other long-term liabilities. As of March 31, 2019, $134,732 is included in Deferred tax assets and $26,912 is included in Other long-term liabilities.
        The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization.
        At March 31, 2020, we had domestic net operating loss carryforwards totaling $39,506 of which $24,019 will expire in 2022 to 2027, $13,195 will expire from 2029 to 2032, and $2,292 will expire in 2038 to 2040. In addition, we had foreign net operating loss carryforwards of $12,351, of which $3,606 will expire from 2021 and the remainder may be carried forward indefinitely.
        At March 31, 2020, we had domestic tax credit carryforwards totaling $160,793, of which $60,248 expire in 2038 to 2040, and the remainder may be carried forward indefinitely.
        The total amount of undistributed earnings of foreign subsidiaries was approximately $562,269 at March 31, 2020 and $410,095 at March 31, 2019. As of March 31, 2020, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
        We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2020, 2019 and 2018, we recognized an increase of $71, $232 and $2,363, respectively. The gross amount of interest and penalties accrued as of March 31, 2020 and 2019 was $6,757 and $6,686, respectively.

        As of March 31, 2020, we had gross unrecognized tax benefits, including interest and penalties, of $134,269, of which $30,658 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2020, gross unrecognized tax benefits decreased by $4,737.
        We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2017 and state income tax returns for periods prior to the fiscal year ended March 31, 2016. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2014. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2018.
        The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $24,983 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
        The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Balance, beginning of period	$132,320	$122,056	$116,085
Additions:
Current year tax positions	8,596	13,281	23,007
Prior year tax positions	1,404	288	7,406
Reduction of prior year tax positions	(14,270)	(1,700)	(436)
Lapse of statute of limitations	(538)	(1,605)	(24,006)
Balance, end of period	$127,512	$132,320	$122,056
        We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
17.   STOCK-BASED COMPENSATION
Stock Incentive Plan
        In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 7,596, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2020, there were approximately 5,065 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZelnickMedia in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
        The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of goods sold	$154,031	$149,075	$24,610
Selling and marketing	18,680	23,685	13,258
General and administrative	53,607	51,903	58,037
Research and development	31,563	23,037	18,020
Business reorganization	—	—	2,424
Stock-based compensation expense before income taxes	$257,881	$247,700	$116,349
Income tax benefit	$(48,687)	$(48,383)	$(3,561)
Stock-based compensation expense, net of income tax benefit	$209,194	$199,317	$112,788
Capitalized stock-based compensation expense	$24,451	$75,725	$90,914
        During the fiscal year ended March 31, 2020, the forfeiture of awards resulted in the reversal of expense of $425 and amounts capitalized as software development costs of $2,607. During the fiscal year ended March 31, 2019, the forfeiture of awards resulted in the reversal of expense of $5,784 and amounts capitalized as software development costs of $17,504. During the fiscal year ended March 31, 2018, the forfeiture of awards resulted in the reversal of expense of $17,609.
        As of March 31, 2020, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $250,271 and will be either recognized as compensation expense over a weighted-average period of approximately 2.1 years or capitalized as software development costs.
        For the fiscal years ended March 31, 2020, 2019 and 2018, the weighted average fair values of restricted stock units that vested were $219,007, $264,162 and $268,570, respectively.
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
ZelnickMedia Non-Employee Awards
        In connection with the 2014 Management Agreement and the 2017 Management Agreement, we granted restricted stock units to ZelnickMedia (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2020	2019
Time-based	92	86
Market-based(1)	168	158
Performance-based(1)
IP	28	27
Recurrent Consumer Spending ("RCS")	28	26
Total-Performance-based	56	53
Total Restricted Stock Units	316	297
(1) Represents the maximum number of shares eligible to vest.
        Time-based restricted stock units granted in fiscal year 2020 will vest on April 13, 2021, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2019 vested on April 13, 2020.

        Market-based restricted stock units granted in fiscal year 2020 are eligible to vest on April 13, 2021, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2019 vested on April 13, 2020. Market-based restricted stock units are eligible to vest based on our Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at least at the 75th percentile.
        Performance-based restricted stock units granted in fiscal year 2020 are eligible to vest on April 13, 2021, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2019 vested on April 13, 2020. Performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics have been achieved as of March 31, 2020 for the "IP" and "RCS" performance-based restricted stock units granted in fiscal year 2019 and year fiscal 2020.
        The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia as of March 31, 2020 and 2019 were 613 and 526, respectively. During the fiscal year ended March 31, 2020, 209 restricted stock units previously granted to ZelnickMedia vested and 20 restricted stock units were forfeited by ZelnickMedia.
Fair Value of Stock-Based Awards
Time-Based Awards
        The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2020, 2019 and 2018 was $115.01, $103.79 and $106.28 per share, respectively.
        For the fiscal years ended March 31, 2020, 2019 and 2018, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZelnickMedia was $92.65, $97.19 and $78.53 per share, respectively.
        The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2019	2,603	$95.35
Granted	668	$113.18
Vested	(1,243)	$94.86
Forfeited	(68)	$106.08
Non-vested restricted stock units at March 31, 2020	1,960	$99.54

Market-Based Awards
        The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2020		2019		2018
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.8%	2.4%	2.6%	2.4%	1.4%	2.1%
Expected stock price volatility	39.4%	39.9%	34.9%	31.4%	28.4%	35.5%
Expected service period (years)	1.5	1.0	1.5	1.0	1.5	1.0
Dividends	None	None	None	None	None	None
        The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2020, 2019, and 2018 was $201.07, $150.91, and $141.78 per share, respectively. For the fiscal years ended March 31, 2020, 2019, and 2018, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $132.50, $119.21, and $185.66 per share, respectively.
        The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2019	466	$123.72
Granted	403	$170.18
Vested	(489)	$125.63
Forfeited	(22)	$138.10
Non-vested restricted stock units at March 31, 2020	358	$157.05
Performance-Based Awards
        The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2020, 2019, and 2018, was $124.50, $100.29, and $102.57 respectively. For the fiscal years ended March 31, 2020, 2019, and 2018, the estimated value of the performance-based restricted stock awards granted to ZelnickMedia was $92.65, $97.19, and $97.78 per share, respectively.
        The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2019	3,000	$99.37
Granted	500	$125.66
Vested	(233)	$109.64
Forfeited	(28)	$101.49
Non-vested restricted stock units at March 31, 2020	3,239	$119.97
Employee Stock Purchase Plans
        In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9,000, and as of March 31, 2020, there were approximately 8,817 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
        The fair value is determined using the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The following table summarizes the assumptions used in the Black-Scholes valuation model to value our purchase rights:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
	2020	2019
Risk-free interest rate	1.6% - 2.4%	2.1% - 2.5%
Expected stock price volatility	28.1% - 45.6%	39.1% - 40.0%
Expected service period (years)	0.5	0.5
Dividends	None	None
        For the fiscal year ended March 31, 2020, our employees purchased 126 shares for $10,515 with a weighted-average fair value of $83.25. For the fiscal year ended March 31, 2019, our employees purchased 57 shares for $5,069 with a weighted-average fair value of $88.66.
18.   SHARE REPURCHASE PROGRAM
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
        During the fiscal years ended March 31, 2020, 2019, and 2018 we repurchased 0, 3,716, and 1,513 shares of our common stock in the open market, respectively, for $0, $362,429, and $154,808, respectively, including commissions of $0, $37 and $16, respectively as part of the program. As of March 31, 2020, we had repurchased a total of 10,400 shares of our common stock under the program, and 3,818 shares of our common stock remained available for repurchase under the share repurchase program.
        All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
19.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2020	2019	2018
Interest income	$47,341	$38,019	$21,264
Interest expense	(2,637)	(8,032)	(22,269)
Foreign currency exchange loss	(3,589)	(505)	(3,038)
Other	(2,610)	(3,369)	5,091
Interest and other, net	$38,505	$26,113	$1,048

20.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2018	$(4,287)	$600	$(10,191)	$(1,854)	$(15,732)
Other comprehensive (loss) income before reclassifications	(28,803)	—	763	2,440	(25,600)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,726	—	3,726
Tax effect on cross-currency swap	—	—	417	—	417
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive (loss) income before reclassifications	(27,445)	—	10,504	(3,332)	(20,273)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,689)	—	(1,689)
Tax effect on cross-currency swap	—	—	775	—	775
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)

21.   BUSINESS REORGANIZATION
        In the first quarter of fiscal 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In the fourth quarter of fiscal 2018, we announced and initiated a second phase of the 2018 plan. In connection with both phases of this initiative, we incurred business reorganization expenses of $83, $972, and $14,742 during the fiscal year ended March 31, 2020, 2019 and 2018, respectively, due primarily to employee separation costs. Through March 31, 2020, we had paid $9,502 related to these reorganization activities. As of March 31, 2020, $3,862 remained accrued for in Accrued expenses and other current liabilities and $2,493 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization in connection with the 2018 Plan.
        In fiscal 2016, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2016 Plan"), including reorganizing one development studio and closing two development studios. During fiscal 2016, we incurred business reorganization expenses of $71,285 due primarily to employee separation costs in connection with this initiative and did not incur expenses in fiscal 2017 or 2018. During fiscal 2019, we recognized a benefit of $5,930 as a result of updating our estimate of costs to complete the plan. Through March 31, 2019, we had paid $65,355 related to these reorganization activities. As of March 31, 2019, the 2016 Plan was completed and no further amounts remain accrued or were expected to be incurred.

22.   SUPPLEMENTARY FINANCIAL INFORMATION
        The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2020
Valuation allowance for deferred income taxes	$49,413	44,703	(7,179)	—	$86,937
Allowance for doubtful accounts	995	—	(547)	(5)	443
Fiscal Year Ended March 31, 2019
Valuation allowance for deferred income taxes(1)	$195,640	11,850	(107,133)	(50,944)	$49,413
Allowance for doubtful accounts	1,247	651	—	(903)	995
Fiscal Year Ended March 31, 2018
Valuation allowance for deferred income taxes	$184,085	11,555	—	—	$195,640
Price protection, sales returns and other allowances(2)	$65,114	59,674	(74,936)	3,191	$53,043
Allowance for doubtful accounts	1,369	—	(122)	—	1,247
Total accounts receivable allowances	$66,483	$59,674	$(75,058)	$3,191	$54,290

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

23.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
        The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2020:

	Quarter
Fiscal Year Ended March 31, 2020	First	Second	Third	Fourth
Net revenue	$540,459	$857,841	$930,129	$760,541
Gross profit	298,990	389,593	493,036	364,901
Income from operations	51,730	74,820	176,833	121,884
Net income	$46,280	$71,815	$163,642	$122,722
Earnings per share:
Basic earnings per share	$0.41	$0.63	$1.44	$1.08
Diluted earnings per share	$0.41	$0.63	$1.43	$1.07

	Quarter
Fiscal Year Ended March 31, 2019	First	Second	Third	Fourth
Net revenue	$387,982	$492,667	$1,248,738	$539,007
Gross profit	256,617	257,787	350,254	280,092
Income from operations	70,846	25,986	51,779	58,061
Net income	$71,693	$25,367	$179,948	$56,829
Earnings per share:
Basic earnings per share	$0.63	$0.22	$1.59	$0.50
Diluted earnings per share	$0.62	$0.22	$1.57	$0.50
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
May 22, 2020
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 22, 2020
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 22, 2020
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 22, 2020
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 22, 2020
/s/ J MOSES
J Moses	Director	May 22, 2020
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 22, 2020
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 22, 2020
/s/ SUSAN TOLSON
Susan Tolson	Director	May 22, 2020
/s/ PAUL VIERA
Paul Viera	Director	May 22, 2020