Form 10-Q
period 2020-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2020-08-04
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 23, 2020, there were 114,338,838 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,404,124	$1,357,664
Short-term investments	880,825	644,003
Restricted cash and cash equivalents	467,622	546,604
Accounts receivable, net of allowances of $2,201 and $443 at June 30, 2020 and March 31, 2020, respectively	685,169	592,555
Inventory	19,486	19,108
Software development costs and licenses	31,714	40,316
Deferred cost of goods sold	14,281	19,598
Prepaid expenses and other	183,712	273,503
Total current assets	3,686,933	3,493,351
Fixed assets, net	128,904	131,888
Right-of-use assets	158,018	154,284
Software development costs and licenses, net of current portion	409,962	401,778
Goodwill	389,825	386,494
Other intangibles, net	46,746	51,260
Deferred tax assets	120,892	116,676
Long-term restricted cash and cash equivalents	289,526	89,124
Other assets	138,435	123,977
Total assets	$5,369,241	$4,948,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,410	$65,684
Accrued expenses and other current liabilities	1,136,628	1,169,884
Deferred revenue	928,100	777,784
Lease liabilities	27,602	25,187
Total current liabilities	2,148,740	2,038,539
Non-current deferred revenue	32,851	28,339
Non-current lease liabilities	153,506	152,059
Non-current software development royalties	300,970	104,417
Other long-term liabilities	82,146	86,234
Total liabilities	$2,718,213	$2,409,588
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2020 and March 31, 2020	—	—
Common stock, $.01 par value, 200,000 shares authorized; 136,689 and 135,927 shares issued and 114,268 and 113,506 outstanding at June 30, 2020 and March 31, 2020, respectively	1,367	1,359
Additional paid-in capital	2,151,774	2,134,748
Treasury stock, at cost; 22,421 common shares at June 30, 2020 and March 31, 2020	(820,572)	(820,572)
Retained earnings	1,370,590	1,282,085
Accumulated other comprehensive loss	(52,131)	(58,376)
Total stockholders' equity	2,651,028	2,539,244
Total liabilities and stockholders' equity	$5,369,241	$4,948,832
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2019
Net revenue	$831,310	$540,459
Cost of goods sold	476,689	241,469
Gross profit	354,621	298,990
General and administrative	102,173	74,833
Selling and marketing	84,779	91,821
Research and development	73,108	68,963
Depreciation and amortization	12,418	11,257
Business reorganization	—	386
Total operating expenses	272,478	247,260
Income from operations	82,143	51,730
Interest and other, net	8,218	10,425
Income before income taxes	90,361	62,155
Provision for income taxes	1,856	15,875
Net income	$88,505	$46,280
Earnings per share:
Basic earnings per share	$0.78	$0.41
Diluted earnings per share	$0.77	$0.41
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2020	2019
Net income	$88,505	$46,280
Other comprehensive income (loss):
Foreign currency translation adjustment	4,701	(8,797)
Cash flow hedges:
Change in unrealized gains	(3,817)	202
Reclassification to earnings	(1,333)	1,083
Tax effect on effective cash flow hedges	845	(9)
Change in fair value of effective cash flow hedge	(4,305)	1,276
Change in fair value of available for sale securities	5,849	722
Other comprehensive income (loss)	6,245	(6,799)
Comprehensive income	$94,750	$39,481

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2020	2019
Operating activities:
Net income	$88,505	$46,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	57,441	30,498
Depreciation	12,298	11,134
Amortization and impairment of intellectual property	4,986	5,560
Stock-based compensation	53,411	57,432
Other, net	(2,924)	1,321
Changes in assets and liabilities:
Accounts receivable	(91,846)	44,041
Inventory	(131)	4,029
Software development costs and licenses	(60,219)	(56,968)
Prepaid expenses and other assets	80,759	(131,121)
Deferred revenue	153,525	(15,871)
Deferred cost of goods sold	5,398	15,619
Accounts payable, accrued expenses and other liabilities	144,220	96,581
Net cash provided by operating activities	445,423	108,535
Investing activities:
Change in bank time deposits	(161,026)	133,303
Proceeds from available-for-sale securities	117,738	82,424
Purchases of available-for-sale securities	(188,372)	(28,248)
Purchases of fixed assets	(8,905)	(9,971)
Purchases of long-term investments	(6,900)	(2,000)
Business acquisitions	—	(8,715)
Net cash (used in) provided by investing activities	(247,465)	166,793
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(38,506)	(52,118)
Issuance of common stock	6,503	—
Net cash used in financing activities	(32,003)	(52,118)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	1,925	(3,201)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	167,880	220,009
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year	1,993,392	1,391,986
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,161,272	$1,611,995

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	88,505	—	88,505
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	4,701	4,701
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(4,305)	(4,305)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	5,849	5,849
Stock-based compensation	—	—	49,037	—	—	—	—	49,037
Issuance of restricted stock, net of forfeitures and cancellations	979	10	(10)	—	—	—	—	—
Net share settlement of restricted stock awards	(282)	(3)	(38,503)	—	—	—	—	(38,506)
Employee share purchase plan settlement	65	1	6,502	—	—	—	—	6,503
Balance, June 30, 2020	136,689	$1,367	$2,151,774	(22,421)	$(820,572)	$1,370,590	$(52,131)	$2,651,028

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	46,280	—	46,280
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(8,797)	(8,797)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	1,276	1,276
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	722	722
Stock-based compensation	—	—	53,251	—	—	—	—	53,251
Repurchased common stock	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures and cancellations	1,339	13	(13)	—	—	—	—	—
Net share settlement of restricted stock awards	(476)	(5)	(52,113)	—	—	—	—	(52,118)
Employee share purchase plan settlement	62	1	5,132	—	—	—	—	5,133
Balance, June 30, 2019	135,527	$1,355	$2,025,626	(22,421)	$(820,572)	$923,906	$(43,988)	$2,086,327

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in our opinion, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates, including as a result of the COVID-19 pandemic, which may affect economic conditions in a number of different ways and result in uncertainty and risk.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Accounting for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. We adopted this update effective April 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
Accounting for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that will require the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which will generally result in the earlier recognition of credit losses on financial instruments. We adopted this update effective April 1, 2020 under a modified retrospective basis. No adjustment to retained earnings was recorded as a result of the adoption of this standard, which did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
Accounting for Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately and is only available through December 31, 2022. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.
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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of revenue
Product revenue
Product revenue is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product).
Service and other revenue
Service and other revenue is primarily comprised of revenue from game related services, virtual currency transactions, and in-game purchases which are recognized over an estimated service period.
Net revenue by product revenue and service and other was as follows:

	Three Months Ended June 30,
	2020	2019
Net revenue recognized:
Service and other	532,050	424,385
Product	299,260	116,074
Total net revenue	$831,310	$540,459

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended June 30,
	2020	2019
Net revenue recognized:
Recurrent consumer spending	479,405	314,858
Full game and other	351,905	225,601
Total net revenue	$831,310	$540,459

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2020	2019
Net revenue recognized:
United States	$470,490	$330,479
International	360,820	209,980
Total net revenue	$831,310	$540,459

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2020	2019
Net revenue recognized:
Console	$611,685	$434,814
PC and other	219,625	105,645
Total net revenue	$831,310	$540,459

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2020	2019
Net revenue recognized:
Digital online	$726,226	$427,781
Physical retail and other	105,084	112,678
Total net revenue	$831,310	$540,459

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of June 30, 2020 and March 31, 2020 were $960,951 and $806,123, respectively. For the three months ended June 30, 2020, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2020 and 2019, $371,213 and $330,421, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of June 30, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,070,511, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $980,660 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2020 and March 31, 2020, our contract asset balances were $92,733 and $81,625, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $2,665 and $1,670 during the three months ended June 30, 2020 and 2019, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $6,740 and $5,545 during the three months ended June 30, 2020 and 2019, respectively.

In connection with the 2017 Management Agreement, we have granted restricted stock units as follows:

	Three Months Ended June 30,
	2020	2019
Time-based	79	92
Market-based(1)	145	168
Performance-based(1)
IP	24	28
Recurrent Consumer Spending ("RCS")	24	28
Total—Performance-based	48	56
Total Restricted Stock Units	272	316
_______________________________________________________________________________

(1)Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in fiscal year 2021 will vest on April 13, 2022, and those granted in fiscal year 2020 will vest on April 13, 2021, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in fiscal year 2021 are eligible to vest on April 13, 2022, and those granted in fiscal year 2020 are eligible to vest on April 13, 2021, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2021 are eligible to vest on April 13, 2022, and those granted in fiscal year 2020 are eligible to vest on April 13, 2021, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. The performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 588 and 613 as of June 30, 2020 and March 31, 2020, respectively. During the three months ended June 30, 2020, 297 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

4. FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, prepaid expenses and other, accounts payable, and accrued expenses and other current liabilities, approximate fair value because of their short maturities.
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

	June 30, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$498,644	$498,644	$—	$—	Cash and cash equivalents
Bank-time deposits	213,000	213,000	—	—	Cash and cash equivalents
Commercial paper	94,105	—	94,105	—	Cash and cash equivalents
Corporate bonds	37,261	—	37,261	—	Cash and cash equivalents
Corporate bonds	401,198	—	401,198	—	Short-term investments
Bank-time deposits	352,026	352,026	—	—	Short-term investments
US Treasuries	28,684	28,684	—	—	Short-term investments
Asset-backed securities	1,007	—	1,007	—	Short-term investments
Commercial paper	97,910	—	97,910	—	Short-term investments
Money market funds	467,298	467,298	—	—	Restricted cash and cash equivalents
Bank-time deposits	324	324	—	—	Restricted cash and cash equivalents
Money market funds	289,526	289,526	—	—	Long-term restricted cash and cash equivalents
Private equity	5,364	—	—	5,364	Other assets
Foreign currency forward contracts	(242)	—	(242)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,486,105	$1,849,502	$631,239	$5,364

	March 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$497,861	$497,861	$—	$—	Cash and cash equivalents
Bank-time deposits	313,757	313,757	—	—	Cash and cash equivalents
Commercial paper	97,544	—	97,544	—	Cash and cash equivalents
Corporate bonds	9,888	—	9,888	—	Cash and cash equivalents
Money market funds	546,604	546,604	—	—	Restricted cash and cash equialents
Corporate bonds	334,631	—	334,631	—	Short-term investments
Bank-time deposits	191,000	191,000	—	—	Short-term investments
US Treasuries	30,819	30,819	—	—	Short-term investments
Commercial paper	87,553	—	87,553	—	Short-term investments
Cross-currency swap	11,275	—	11,275	—	Prepaid expenses and other
Money market funds	89,124	89,124	—	—	Long-term restricted cash and cash equivalents
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(11)	—	(11)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$2,212,804	$1,669,165	$540,880	$2,759
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2020

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$352,026	$—	$—	$352,026
Available-for-sale securities:
Corporate bonds	398,792	2,672	(266)	401,198
US Treasuries	28,444	240	—	28,684
Asset-backed securities	1,000	7	—	1,007
Commercial paper	97,910	—	—	97,910
Total Short-term investments	$878,172	$2,919	$(266)	$880,825

	March 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$191,000	$—	$—	$191,000
Available-for-sale securities:
Corporate bonds	337,752	307	(3,428)	334,631
US Treasuries	30,481	338	—	30,819
Commercial paper	87,553	—	—	87,553
Total short-term investments	$646,786	$645	$(3,428)	$644,003
The following table summarizes the contracted maturities of our short-term investments at June 30, 2020:

	June 30, 2020
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$747,633	$748,872
Due in 1 - 2 years	129,539	130,946
Due in 2 - 3 years	1,000	1,007
Total short-term investments	$878,172	$880,825

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2020	March 31, 2020
Forward contracts to sell foreign currencies	$126,114	$122,024
Forward contracts to purchase foreign currencies	81,751	52,596
For the three months ended June 30, 2020 and 2019, we recorded a loss of $2,657 and a loss of $3,298, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swap
In August 2017, we entered into a cross-currency swap agreement related to an intercompany loan that has been designated and accounted for as a cash flow hedge of foreign currency exchange risk. During the three months ended June 30, 2020, we settled the intercompany loan and cross-currency swap, thereby discontinuing the cash flow hedge. As a result, we reclassified $3,109 from Accumulated other comprehensive income (loss) to earnings as an increase to Interest and other, net on our Condensed Consolidated Statement of Operations. We also received $7,420 in cash to settle our corresponding derivative asset.

7. INVENTORY
Inventory balances by category were as follows:

	June 30, 2020	March 31, 2020
Finished products	$18,039	$17,984
Parts and supplies	1,447	1,124
Inventory	$19,486	$19,108
Estimated product returns included in inventory at June 30, 2020 and March 31, 2020 were $541 and $506, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2020		March 31, 2020
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$10,491	$321,524	$17,367	$305,970
Software development costs, externally developed	13,674	84,188	10,971	92,908
Licenses	7,549	4,250	11,978	2,900
Software development costs and licenses	$31,714	$409,962	$40,316	$401,778
During the three months ended June 30, 2020 and June 30, 2019, we recorded $19,695 and $0, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the three months ended June 30, 2020 related to unamortized capitalized costs for the development of a title, which are anticipated to exceed the net realizable value of the asset.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	March 31, 2020
Software development royalties	793,744	$822,416
Licenses	82,916	57,651
Compensation and benefits	71,218	81,791
Refund liability	54,820	77,829
Marketing and promotions	32,684	40,797
Other	101,246	89,400
Accrued expenses and other current liabilities	$1,136,628	$1,169,884

10. DEBT
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250,000 in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.63% at June 30, 2020), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at June 30, 2020.

Information related to availability on our Credit Agreement was as follows:

	June 30, 2020	March 31, 2020
Available borrowings	$198,336	$198,336
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $82 and $82 for the three months ended June 30, 2020 and 2019, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2020	2019
Computation of Basic earnings per share:
Net income	$88,505	$46,280
Weighted average shares outstanding—basic	113,862	112,621
Basic earnings per share	$0.78	$0.41

Computation of Diluted earnings per share:
Net income	$88,505	$46,280

Weighted average shares outstanding—basic	113,862	112,621
Add: dilutive effect of common stock equivalents	1,094	1,107
Weighted average common shares outstanding—diluted	114,956	113,728

Diluted earnings per share	$0.77	$0.41
During the three months ended June 30, 2020, 979 restricted stock awards vested, we granted 645 unvested restricted stock awards, and 3 unvested restricted stock awards were forfeited.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	4,701	—	(2,972)	5,849	7,578
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,333)	—	(1,333)
Balance at June 30, 2020	$(55,834)	$600	$—	$3,103	$(52,131)

	Three Months Ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(8,797)	—	193	722	(7,882)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,083	—	1,083
Balance at June 30, 2019	$(41,887)	$600	$(4,009)	$1,308	$(43,988)

13. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we did not have any significant changes to our commitments since March 31, 2020.
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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal year 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded a benefit of $0 and expense of $386 for business reorganization during the three months ended June 30, 2020 and 2019, respectively, due to updating estimates for employee separation costs and made payments of $3,500 related to these reorganization activities. As of June 30, 2020, $1,600 remained accrued in Accrued expenses and other current liabilities and $1,254 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $1,856 for the three months ended June 30, 2020 as compared to $15,875 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 2.1% for the three months ended June 30, 2020 was due primarily to excess tax benefits of $7,867 from employee stock-based compensation, tax benefits of $4,931 due to tax credits, and geographic mix of earnings.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 325 million units. The latest installment, Grand Theft Auto V, has sold in over 130 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 30 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed brands, such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA Tour 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences and will launch starting in fiscal year 2022.
Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher and owner of Kerbal Space Program. Private Division released The Outer Worlds and Ancestors: The Humankind Odyssey, during fiscal year 2020, and Disintegration during fiscal year 2021, based on new IP from renowned industry creative talent. Private Division has announced that Kerbal Space Program 2 is planned for release in fiscal year 2022.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with nearly 50 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 31.6% of our net revenue for the three months ended June 30, 2020. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. In the first quarter of fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 pandemic related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, being implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, such as our transition, based on our concern for the health and safety of our teams, to working from home for the vast majority of our teams, which to date has resulted in minimal disruption. However, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 81.6% and 71.5% of net revenue during the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and March 31, 2020, our five largest customers comprised 76.0% and 58.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 67.0% and 48.8% of such balance at June 30, 2020 and March 31, 2020, respectively. We had two customers who accounted for 47.2% and 19.8%, respectively, of our gross accounts receivable as of June 30, 2020 and two customers who accounted for 29.4% and 19.4%, respectively, of our gross accounts receivable as of March 31, 2020. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch, which comprised 73.6% of our net revenue by product platform for the three months ended June 30, 2020. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those slated for release in calendar 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles are expected to provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events may impact the timing of release and availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 87.4% of our net revenue for the three months ended June 30, 2020. We expect online delivery of games and game offerings to continue to grow and to become the primary part of our business over the long-term.

Product Releases
We released the following key titles during the three months ended June 30, 2020:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
XCOM: Chimera Squad	2K	Internal	PC	April 24, 2020
BioShock: The Collection	2K	Internal/External	Switch	May 29, 2020
Borderlands Legendary Collection	2K	Internal/External	Switch	May 29, 2020
XCOM 2 Collection	2K	External	Switch	May 29, 2020
The Outer Worlds	Private Division	External	Switch	June 5, 2020
Disintegration	Private Division	External	PS4, Xbox One, PC	June 16, 2020
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
PGA Tour 2K21	2K	External	PS4, Xbox One, Switch, PC, Stadia	August 21, 2020
NBA 2K21	2K	Internal	PS4, Xbox One, Switch, PC, Stadia	September 4, 2020
WWE 2K Battlegrounds	2K	External	PS4, Xbox One, Switch, PC, Stadia	September 18, 2020
NBA 2K21	2K	Internal	PS5, Xbox Series X	Holiday 2020
Grand Theft Auto V	Rockstar Games	Internal	PS5, Xbox Series X	Fiscal 2022
Kerbal Space Program 2	Private Division	Internal	PS4, Xbox One, PC	Fall 2021

Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
During the three months ended June 30, 2020 there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 326, Financial Instruments - Credit Losses.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2020	2019	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$996,249	$422,240	$574,009	135.9%
For the three months ended June 30, 2020, Net Bookings increased by $574.0 million as compared to the prior year period due primarily to Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, Borderlands 3, which released in September 2019, and Red Dead Redemption 2.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
(thousands of dollars)	2020		2019
Net revenue	$831,310	100.0%	$540,459	100.0%
Cost of goods sold	476,689	57.3%	241,469	44.7%
Gross profit	354,621	42.7%	298,990	55.3%
General and administrative	102,173	12.3%	74,833	13.8%
Selling and marketing	84,779	10.2%	91,821	17.0%
Research and development	73,108	8.8%	68,963	12.8%
Depreciation and amortization	12,418	1.5%	11,257	2.1%
Business reorganization	—	—%	386	0.1%
Total operating expenses	272,478	32.8%	247,260	45.8%
Income from operations	82,143	9.9%	51,730	9.6%
Interest and other, net	8,218	1.0%	10,425	1.9%
Income before income taxes	90,361	10.9%	62,155	11.5%
Provision for income taxes	1,856	0.2%	15,875	2.9%
Net income	$88,505	10.6%	$46,280	8.6%

	Three Months Ended June 30,
	2020		2019
Net revenue by geographic region:
United States	$470,490	56.6%	$330,479	61.1%
International	360,820	43.4%	209,980	38.9%
Net revenue by platform:
Console	$611,685	73.6%	$434,814	80.5%
PC and other	219,625	26.4%	105,645	19.5%
Net revenue by distribution channel:
Digital online	$726,226	87.4%	$427,781	79.2%
Physical retail and other	105,084	12.6%	112,678	20.8%
Net revenue by content:
Recurrent consumer spending	$479,405	57.7%	$314,858	58.3%
Full game and other	351,905	42.3%	225,601	41.7%

Three Months Ended June 30, 2020 Compared to June 30, 2019

(thousands of dollars)	2020	%	2019	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$831,310	100.0%	$540,459	100.0%	$290,851	53.8%
Software development costs and royalties (1)	148,047	17.8%	108,441	20.1%	39,606	36.5%
Internal royalties	214,063	25.8%	62,889	11.6%	151,174	240.4%
Product costs	58,560	7.0%	47,635	8.8%	10,925	22.9%
Licenses	56,019	6.7%	22,504	4.2%	33,515	148.9%
Cost of goods sold	476,689	57.3%	241,469	44.7%	235,220	97.4%
Gross profit	$354,621	42.7%	$298,990	55.3%	$55,631	18.6%
_______________________________________________________________________________
(1)Includes $29,033 and $30,798 of stock-based compensation expense in 2020 and 2019, respectively, in software development costs and royalties.
For the three months ended June 30, 2020, net revenue increased by $290.9 million as compared to the prior year period. The increase was due to an increase in net revenue of (i) $108.7 million from Grand Theft Auto Online and Grand Theft Auto V, (ii) $63.4 million from our NBA 2K franchise, (iii) $28.5 million from Borderlands 3, which released in September 2019, (iv) $18.0 million from Civilization VI, and (v) $15.8 million from Red Dead Redemption Online.
Net revenue from console games increased by $176.9 million and accounted for 73.6% of our total net revenue for the three months ended June 30, 2020, as compared to 80.5% for the prior year period. The increase was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, Borderlands 3, which released in September 2019, and Red Dead Online, partially offset by a decrease in net revenue from Red Dead Redemption 2. Net revenue from PC and other increased by $114.0 million and accounted for 26.4% of our total net revenue for the three months ended June 30, 2020, as compared to 19.5% for the prior year period. The increase was due to net revenue from Borderlands 3, Red Dead Redemption 2, which released on PC in November 2019, Grand Theft Auto V, and Civilization VI.
Net revenue from digital online channels increased by $298.4 million and accounted for 87.4% of our total net revenue for the three months ended June 30, 2020, as compared to 79.2% for the prior year period. The increase was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, Borderlands 3, Red Dead Redemption 2, and Civilization V. Net revenue from physical retail and other channels decreased by $7.6 million and accounted for 12.6% of our total net revenue for the three months ended June 30, 2020, as compared to 20.8% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due to a decrease in net revenue from Red Dead Redemption 2 and Grand Theft Auto Online, partially offset by an increase in net revenue from Borderlands 3, our NBA 2K franchise, our BioShock franchise, Grand Theft Auto V, The Outer Worlds, which released in October 2019, Dragon City, and our WWE 2K franchise.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $164.5 million and accounted for 57.7% of net revenue for the three months ended June 30, 2020, as compared to 58.3% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, Borderlands 3, and Red Dead Online. Net revenue from full game and other increased by $126.3 million and accounted for 42.3% of net revenue for the three months ended June 30, 2020 as compared to 41.7% of net revenue for the prior year period. The increase in net revenue from full game and other was due to an increase in net revenue from Grand Theft Auto V, Borderlands 3, our NBA 2K franchise, The Outer Worlds, and our Mafia franchise.
Gross profit as a percentage of net revenue for the three months ended June 30, 2020 was 42.7% as compared to 55.3% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher royalties as a percentage of net revenue due primarily to the timing of when royalties are earned, partially offset by lower amortization of capitalized software costs as a percentage of net revenue due primarily to the timing of releases.
Net revenue earned outside of the United States increased by $150.8 million and accounted for 43.4% of our total net revenue for the three months ended June 30, 2020, as compared to 38.9% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, Borderlands 3, our NBA 2K franchise, and Red Dead Redemption 2 and Red Dead Online. Changes in foreign currency exchange rates decreased net revenue by $1.1 million and decreased gross profit by $0.3 million for the three months ended June 30, 2020 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
General and administrative	$102,173	12.3%	$74,833	13.8%	$27,340	36.5%
Selling and marketing	84,779	10.2%	91,821	17.0%	(7,042)	(7.7)%
Research and development	73,108	8.8%	68,963	12.8%	4,145	6.0%
Depreciation and amortization	12,418	1.5%	11,257	2.1%	1,161	10.3%
Business reorganization	—	—%	386	0.1%	(386)	(100.0)%
Total operating expenses(1)	$272,478	32.8%	$247,260	45.8%	$25,218	10.2%
_______________________________________________________________________________
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
General and administrative	$13,200	$13,790
Selling and marketing	4,728	6,476
Research and development	6,450	6,591
Changes in foreign currency exchange rates decreased total operating expenses by $2.0 million for the three months ended June 30, 2020, as compared to the prior year period.
General and administrative
General and administrative expenses increased by $27.3 million for the three months ended June 30, 2020, as compared to the prior year period, due to increases in charitable contributions made in connection with our COVID-19 pandemic response and relief efforts, personnel expenses for additional headcount and higher incentive compensation, and bad debt expense.
General and administrative expenses for the three months ended June 30, 2020 and 2019 included occupancy expense (primarily rent, utilities and office expenses) of $7.3 million and $6.1 million, respectively, related to our development studios.
Selling and marketing
Selling and marketing expenses decreased by $7.0 million for the three months ended June 30, 2020, as compared to the prior year period, due primarily to lower marketing expenses for Borderlands 3 and Red Dead Online, partially offset by higher marketing expenses for Grand Theft Auto Online, and lower trade show and travel expenses due to restrictions as a result of the COVID-19 pandemic. The decrease was partially offset by higher personnel expenses due to increased headcount and higher incentive compensation.
Research and development
Research and development expenses increased by $4.1 million for the three months ended June 30, 2020, as compared to the prior year period, due primarily to increases in personnel expenses for additional headcount and IT expenses for cloud-based services. These increases were partially offset by lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to prior year and lower travel expenses due to restrictions as a result of the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.2 million for the three months ended June 30, 2020 as compared to the prior year period, due primarily to IT infrastructure and leasehold improvements for new office locations.
Business reorganization
During the three months ended June 30, 2020, business reorganization expense decreased $0.4 million due to expense in the prior year related to updating estimates for our 2018 Plan with no corresponding expense in the current year.
Interest and other, net
Interest and other, net was income of $8.2 million for the three months ended June 30, 2020, as compared to $10.4 million for the prior year period. The change was due primarily to lower interest income due to lower interest rates, partially offset by foreign currency gains, including a $3.1 million reclassification from Accumulated other comprehensive loss as a result of discontinuing our cash flow hedge related to our cross-currency swap.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $1.9 million for the three months ended June 30, 2020 as compared to $15.9 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 2.1% for the three months ended June 30, 2020 was due primarily to excess tax benefits of $7.9 million from employee stock-based compensation, tax benefits of $4.9 million from tax credits and geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 25.5% for the three months ended June 30, 2019 was due primarily to a tax expense of $19.8 million from the reversal of deferred tax benefits relating to the Altera case, discussed below, partially offset by a tax benefit of $11.6 million from changes in unrecognized tax benefits due to audit settlements.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased excess tax benefits from employee stock-based compensation in the current period, offset by decreased tax expense related to the Altera case, discussed below, and decreased tax benefits related to the changes in unrecognized tax benefits due to audit settlements.
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
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the three months ended June 30, 2019, we removed the deferred tax asset and a deferred tax liability associated with this matter from our financial statements, resulting in a cumulative net discrete income tax expense of $19.8 million. The taxpayer in the Altera case requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. In February 2020, the taxpayer appealed to the U.S. Supreme Court, which denied certiorari on June 22, 2020.

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

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes at the cantonal level. The cantons established transition rules which provided the Company a step-up in tax basis for which a deferred tax asset of $45.3 million and valuation allowance of $33.4 million were established. It is possible that realization of deferred tax assets relating to the Swiss cantonal basis step-up may change due to changes in forecasted future earnings in Switzerland.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. Although we are currently reviewing the potential implications of the CARES Act, we do not expect that it will have a material impact to our Consolidated Financial Statements.
Net income and earnings per share
For the three months ended June 30, 2020, net income was $88.5 million, as compared to $46.3 million in the prior year period. Diluted earnings per share for the three months ended June 30, 2020 was $0.77, as compared to diluted earnings per share of $0.41 in the prior year period. Diluted weighted average shares of 115.0 million were 1.2 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of June 30, 2020, we had $880.8 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of June 30, 2020, based on the composition of our investment portfolio and relatively lower interest rates as a result of the recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200 million, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25 million and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $25 million. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250 million in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.63% at June 30, 2020), which rates are determined by reference to our consolidated total net leverage ratio.
As of June 30, 2020, there was $198.3 million available to borrow under the Credit Agreement, and we had $1.7 million of letters of credit outstanding. At June 30, 2020, we had no outstanding borrowings under the Credit Agreement.
The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on the Company’s and each of its subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, and default on indebtedness held by third parties (subject to certain limitations and cure periods).
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 81.6% and 71.5% of net revenue during the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and March 31, 2020, five customers accounted for 76.0% and 58.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 67% and 48.8% of such balances at June 30, 2020 and March 31, 2020, respectively. We had two customers who accounted for 47.2% and 19.8% of our gross accounts receivable as of June 30, 2020, respectively, and two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the first quarter of fiscal year 2021.
As of June 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $594.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
The Tax Cuts and Jobs Act, as enacted in December 2017, includes a number of provisions, which generally establish a territorial-style system for taxing foreign income of domestic multinational corporations. Our current intention is to reinvest indefinitely earnings of our foreign subsidiaries, and therefore we have not recorded any tax liabilities associated with the repatriation of foreign earnings.
Our Board of Directors has authorized the repurchase of up to 14.2 million shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the three months ended June 30, 2020, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10.4 million shares of our common stock under the program, and as of June 30, 2020, 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.

Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2020	2019
Net cash provided by operating activities	$445,423	$108,535
Net cash (used in) provided by investing activities	(247,465)	166,793
Net cash used in financing activities	(32,003)	(52,118)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	1,925	(3,201)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$167,880	$220,009
At June 30, 2020, we had $2,161.3 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,993.4 million at March 31, 2020. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in investing activities primarily related to changes in bank time deposits and net purchases of available for sale securities and (2) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards.
Contractual Obligations and Commitments
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we did not have any significant changes to our commitments since March 31, 2020.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and March 31, 2020, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2020 and 2019, 43.4% and 38.9%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our full game products are also seasonal, with peak demand typically occurring in the fourth calendar quarter during the holiday season. For certain of our software products with multiple performance obligations, we defer the recognition of our net revenue over an estimated service period, which generally ranges from 6 to 15 months. As a result, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognize the highest amount of net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

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
As of June 30, 2020, we had $880.8 million of short-term investments, which included $528.8 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $1,404.1 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2020.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2020), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 1.63% at June 30, 2020), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At June 30, 2020, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2020 and 2019, our foreign currency translation adjustment was a gain of $4.7 million and a loss of $8.8 million, respectively. For the three months ended June 30, 2020 and 2019, we recognized a foreign currency exchange transaction gain of $3.5 million and a loss of $1.0 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2020, we had $126.1 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $81.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2020, we had $122.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2020 and 2019, we recorded a loss of $2.7 million and a loss of $3.3 million, respectively. As of June 30, 2020, the fair value of these outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities, and, as of March 31, 2020, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended June 30, 2020, 43.4% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.3%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.3%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2020, we did not make any repurchases of our common stock in the open market. As of June 30, 2020, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2020:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2020	—	$—	—	3,818
May 1-31, 2020	—	$—	—	3,818
June 1-30, 2020	—	$—	—	3,818

Item 6.    Exhibits

Exhibits:
10.1
Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 13, 2020)

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

________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 3, 2020	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2020	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)