Form 10-Q
period 2020-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2020-11-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 115,021,621 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,345,099	$1,357,664
Short-term investments	1,040,786	644,003
Restricted cash and cash equivalents	450,145	546,604
Accounts receivable, net of allowances of $448 and $443 at September 30, 2020 and March 31, 2020, respectively	787,818	592,555
Inventory	26,934	19,108
Software development costs and licenses	73,714	40,316
Deferred cost of goods sold	15,410	19,598
Prepaid expenses and other	192,192	273,503
Total current assets	3,932,098	3,493,351
Fixed assets, net	133,404	131,888
Right-of-use assets	156,310	154,284
Software development costs and licenses, net of current portion	403,390	401,778
Goodwill	521,000	386,494
Other intangibles, net	126,392	51,260
Deferred tax assets	117,692	116,676
Long-term restricted cash and cash equivalents	289,536	89,124
Other assets	156,332	123,977
Total assets	$5,836,154	$4,948,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,103	$65,684
Accrued expenses and other current liabilities	1,148,617	1,169,884
Deferred revenue	1,063,064	777,784
Lease liabilities	29,051	25,187
Total current liabilities	2,325,835	2,038,539
Non-current deferred revenue	32,880	28,339
Non-current lease liabilities	150,793	152,059
Non-current software development royalties	302,435	104,417
Other long-term liabilities	122,929	86,234
Total liabilities	$2,934,872	$2,409,588
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, $.01 par value, 200,000 shares authorized; 137,349 and 135,927 shares issued and 114,928 and 113,506 outstanding at September 30, 2020 and March 31, 2020, respectively	1,373	1,359
Additional paid-in capital	2,285,394	2,134,748
Treasury stock, at cost; 22,421 common shares at September 30, 2020 and March 31, 2020	(820,572)	(820,572)
Retained earnings	1,469,911	1,282,085
Accumulated other comprehensive loss	(34,824)	(58,376)
Total stockholders' equity	2,901,282	2,539,244
Total liabilities and stockholders' equity	$5,836,154	$4,948,832
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$841,142	$857,841	$1,672,452	$1,398,300
Cost of goods sold	432,505	468,248	909,194	709,717
Gross profit	408,637	389,593	763,258	688,583
Selling and marketing	113,691	149,566	198,470	241,387
General and administrative	91,433	76,659	193,606	151,492
Research and development	74,216	76,197	147,324	145,160
Depreciation and amortization	13,691	12,024	26,109	23,281
Business reorganization	239	327	239	713
Total operating expenses	293,270	314,773	565,748	562,033
Income from operations	115,367	74,820	197,510	126,550
Interest and other, net	2,706	8,054	10,924	18,479
Loss on long-term investments	655	—	655	—
Income before income taxes	117,418	82,874	207,779	145,029
Provision for income taxes	18,097	11,059	19,953	26,934
Net income	$99,321	$71,815	$187,826	$118,095
Earnings per share:
Basic earnings per share	$0.87	$0.63	$1.65	$1.05
Diluted earnings per share	$0.86	$0.63	$1.63	$1.04
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$99,321	$71,815	$187,826	$118,095
Other comprehensive income (loss):
Foreign currency translation adjustment	18,861	(12,567)	23,562	(21,364)
Cash flow hedges:
Change in unrealized gains	—	5,889	(3,817)	6,092
Reclassification to earnings	—	(4,490)	(1,333)	(3,408)
Tax effect on effective cash flow hedges	—	696	845	687
Change in fair value of effective cash flow hedge	—	2,095	(4,305)	3,371
Change in fair value of available for sale securities	(1,554)	(2)	4,295	720
Other comprehensive income (loss)	17,307	(10,474)	23,552	(17,273)
Comprehensive income	$116,628	$61,341	$211,378	$100,822

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2020	2019
Operating activities:
Net income	$187,826	$118,095
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	92,664	72,505
Depreciation	25,826	23,037
Amortization and impairment of intellectual property	11,801	10,627
Stock-based compensation	98,719	113,199
Other, net	(2,631)	4,325
Changes in assets and liabilities:
Accounts receivable	(189,477)	(463,019)
Inventory	(7,266)	(12,064)
Software development costs and licenses	(127,290)	(51,932)
Prepaid expenses and other assets	65,296	(131,055)
Deferred revenue	284,441	66,148
Deferred cost of goods sold	4,753	15,287
Accounts payable, accrued expenses and other liabilities	182,083	379,005
Net cash provided by operating activities	626,745	144,158
Investing activities:
Change in bank time deposits	(218,239)	6,720
Proceeds from available-for-sale securities	260,729	137,071
Purchases of available-for-sale securities	(435,511)	(141,244)
Purchases of fixed assets	(25,021)	(25,532)
Purchases of long-term investments	(9,100)	(4,500)
Business acquisitions	(75,482)	(8,715)
Net cash used in investing activities	(502,624)	(36,200)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(48,202)	(61,478)
Issuance of common stock	6,503	—
Net cash used in financing activities	(41,699)	(61,478)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	8,966	(8,063)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	91,388	38,417
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year	1,993,392	1,391,986
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,084,780	$1,430,403

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2020	136,689	$1,367	$2,151,774	(22,421)	$(820,572)	$1,370,590	$(52,131)	$2,651,028
Net income	—	—	—	—	—	99,321	—	99,321
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	18,861	18,861
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,554)	(1,554)
Stock-based compensation	—	—	45,675	—	—	—	—	45,675
Issuance of restricted stock, net of forfeitures and cancellations	115	1	(1)	—	—	—	—	—
Net share settlement of restricted stock awards	(59)	(1)	(9,695)	—	—	—	—	(9,696)
Employee share purchase plan settlement	—	—	—	—	—	—	—	—
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2019	135,527	$1,355	$2,025,626	(22,421)	$(820,572)	$923,906	$(43,988)	$2,086,327
Net income	—	—	—	—	—	71,815	—	71,815
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(12,567)	(12,567)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	2,095	2,095
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	43,455	—	—	—	—	43,455
Issuance of restricted stock, net of forfeitures and cancellations	164	2	(2)	—	—	—	—	—
Net share settlement of restricted stock awards	(75)	(1)	(9,359)	—	—	—	—	(9,360)
Employee share purchase plan settlement	—	—	—	—	—	—	—	—
Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	187,826	—	187,826
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	23,562	23,562
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(4,305)	(4,305)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	4,295	4,295
Stock-based compensation	—	—	94,712	—	—	—	—	94,712
Issuance of restricted stock, net of forfeitures and cancellations	1,094	11	(11)	—	—	—	—	—
Net share settlement of restricted stock awards	(341)	(4)	(48,198)	—	—	—	—	(48,202)
Employee share purchase plan settlement	65	1	6,502	—	—	—	—	6,503
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	118,095	—	118,095
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(21,364)	(21,364)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	3,371	3,371
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	720	720
Stock-based compensation	—	—	96,706	—	—	—	—	96,706
Issuance of restricted stock, net of forfeitures and cancellations	1,503	15	(15)	—	—	—	—	—
Net share settlement of restricted stock awards	(551)	(6)	(61,472)	—	—	—	—	(61,478)
Employee share purchase plan settlement	62	1	5,132	—	—	—	—	5,133
Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point, and Playdots. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms, and cloud streaming services.
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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue recognized:
Service and other	$551,576	$421,747	$1,083,626	$846,132
Product	289,566	436,094	588,826	552,168
Total net revenue	$841,142	$857,841	$1,672,452	$1,398,300

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue recognized:
Recurrent consumer spending	$495,724	$318,468	$975,129	$633,326
Full game and other	345,418	539,373	697,323	764,974
Total net revenue	$841,142	$857,841	$1,672,452	$1,398,300

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue recognized:
United States	$503,583	$494,661	$974,073	$825,140
International	337,559	363,180	698,379	573,160
Total net revenue	$841,142	$857,841	$1,672,452	$1,398,300

Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue recognized:
Console	$641,269	$651,818	$1,252,954	$1,086,632
PC and other	199,873	206,023	419,498	311,668
Total net revenue	$841,142	$857,841	$1,672,452	$1,398,300

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue recognized:
Digital online	$711,299	$615,774	$1,437,525	$1,043,555
Physical retail and other	129,843	242,067	234,927	354,745
Total net revenue	$841,142	$857,841	$1,672,452	$1,398,300

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of September 30, 2020 and March 31, 2020 were $1,095,944 and $806,123, respectively. For the three months ended September 30, 2020, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2020 and 2019, $241,732 and $234,411, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the six months ended September 30, 2020 and 2019, $612,946 and $564,833, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of September 30, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,223,304, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $1,092,423 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2020 and March 31, 2020, our contract asset balances were $98,053 and $81,625, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $2,605 and $1,705 during the three months ended September 30, 2020 and 2019, respectively, and $5,270 and $3,375 during the six months ended September 30, 2020 and 2019, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $6,887 and $5,956 during the three months ended September 30, 2020 and 2019, respectively, and $13,657 and $11,501 during the six months ended September 30, 2020 and 2019, respectively.

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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 588 and 613 as of September 30, 2020 and March 31, 2020, respectively. During the three and six months ended September 30, 2020, 297 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

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

	September 30, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$638,313	$638,313	$—	$—	Cash and cash equivalents
Bank-time deposits	204,000	204,000	—	—	Cash and cash equivalents
Commercial paper	33,229	—	33,229	—	Cash and cash equivalents
Corporate bonds	4,133	—	4,133	—	Cash and cash equivalents
Corporate bonds	519,645	—	519,645	—	Short-term investments
Bank-time deposits	409,239	409,239	—	—	Short-term investments
US Treasuries	33,197	33,197	—	—	Short-term investments
Asset-backed securities	950	—	950	—	Short-term investments
Commercial paper	77,755	—	77,755	—	Short-term investments
Money market funds	435,771	435,771	—	—	Restricted cash and cash equivalents
Bank-time deposits	533	533	—	—	Restricted cash and cash equivalents
Money market funds	289,536	289,536	—	—	Long-term restricted cash and cash equivalents
Private equity	5,564	—	—	5,564	Other assets
Foreign currency forward contracts	(204)	—	(204)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,651,661	$2,010,589	$635,508	$5,564

	March 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$497,861	$497,861	$—	$—	Cash and cash equivalents
Bank-time deposits	313,757	313,757	—	—	Cash and cash equivalents
Commercial paper	97,544	—	97,544	—	Cash and cash equivalents
Corporate bonds	9,888	—	9,888	—	Cash and cash equivalents
Money market funds	546,604	546,604	—	—	Restricted cash and cash equialents
Corporate bonds	334,631	—	334,631	—	Short-term investments
Bank-time deposits	191,000	191,000	—	—	Short-term investments
US Treasuries	30,819	30,819	—	—	Short-term investments
Commercial paper	87,553	—	87,553	—	Short-term investments
Cross-currency swap	11,275	—	11,275	—	Prepaid expenses and other
Money market funds	89,124	89,124	—	—	Long-term restricted cash and cash equivalents
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(11)	—	(11)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$2,212,804	$1,669,165	$540,880	$2,759
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2020.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$409,239	$—	$—	$409,239
Available-for-sale securities:
Corporate bonds	517,663	2,193	(211)	519,645
US Treasuries	33,035	162	—	33,197
Asset-backed securities	945	5	—	950
Commercial paper	77,755	—	—	77,755
Total Short-term investments	$1,038,637	$2,360	$(211)	$1,040,786

	March 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$191,000	$—	$—	$191,000
Available-for-sale securities:
Corporate bonds	337,752	307	(3,428)	334,631
US Treasuries	30,481	338	—	30,819
Commercial paper	87,553	—	—	87,553
Total short-term investments	$646,786	$645	$(3,428)	$644,003
The following table summarizes the contracted maturities of our short-term investments at September 30, 2020:

	September 30, 2020
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$828,987	$830,369
Due in 1 - 2 years	208,705	209,467
Due in 2 - 3 years	945	950
Total short-term investments	$1,038,637	$1,040,786

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2020	March 31, 2020
Forward contracts to sell foreign currencies	$193,693	$122,024
Forward contracts to purchase foreign currencies	71,783	52,596
For the three months ended September 30, 2020 and 2019, we recorded a loss of $1,029 and a gain of $2,210, respectively, and for the six months ended September 30, 2020 and 2019 we recorded a loss of $3,685 and a loss of $1,087, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
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

7. INVENTORY
Inventory balances by category were as follows:

	September 30, 2020	March 31, 2020
Finished products	$24,660	$17,984
Parts and supplies	2,274	1,124
Inventory	$26,934	$19,108
Estimated product returns included in inventory at September 30, 2020 and March 31, 2020 were $425 and $506, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2020		March 31, 2020
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$51,998	$309,160	$17,367	$305,970
Software development costs, externally developed	12,087	91,205	10,971	92,908
Licenses	9,629	3,025	11,978	2,900
Software development costs and licenses	$73,714	$403,390	$40,316	$401,778
During the three months ended September 30, 2020 and 2019, we did not record any software development impairment charges (a component of Cost of goods sold). During the six months ended September 30, 2020 and 2019, we recorded $19,695 and $0, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the six months ended September 30, 2020 related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	March 31, 2020
Software development royalties	$713,928	$822,416
Licenses	133,563	57,651
Compensation and benefits	95,379	81,791
Refund liability	63,435	77,829
Marketing and promotions	33,089	40,797
Other	109,223	89,400
Accrued expenses and other current liabilities	$1,148,617	$1,169,884

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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.48% at September 30, 2020), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at September 30, 2020.

Information related to availability on our Credit Agreement was as follows:

	September 30, 2020	March 31, 2020
Available borrowings	$198,336	$198,336
Outstanding letters of credit	1,664	1,664
We recorded interest expense and fees related to the Credit Agreement of $82 and $84 for the three months ended September 30, 2020 and 2019, respectively, and $164 and $166 for the six months ended September 30, 2020 and 2019, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Computation of Basic earnings per share:
Net income	$99,321	$71,815	$187,826	$118,095
Weighted average shares outstanding—basic	114,444	113,117	114,153	112,869
Basic earnings per share	$0.87	$0.63	$1.65	$1.05

Computation of Diluted earnings per share:
Net income	$99,321	$71,815	$187,826	$118,095

Weighted average shares outstanding—basic	114,444	113,117	114,153	112,869
Add: dilutive effect of common stock equivalents	970	960	1,092	1,056
Weighted average common shares outstanding—diluted	115,414	114,077	115,245	113,925

Diluted earnings per share	$0.86	$0.63	$1.63	$1.04
During the six months ended September 30, 2020, 1,112 restricted stock awards vested, we granted 729 unvested restricted stock awards, and 18 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	23,562	—	(2,972)	4,295	24,885
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,333)	—	(1,333)
Balance at September 30, 2020	$(36,973)	$600	$—	$1,549	$(34,824)

	Six Months Ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(21,364)	—	6,779	720	(13,865)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,408)	—	(3,408)
Balance at September 30, 2019	$(54,454)	$600	$(1,914)	$1,306	$(54,462)

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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal year 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded expense of $239 and $327 for business reorganization during the three months ended September 30, 2020 and 2019, respectively, and $239 and $713 during the six months ended September 30, 2020 and 2019, respectively, due to updating estimates for employee separation costs. During the six months ended September 30, 2020, we made payments of $3,500 related to these reorganization activities. As of September 30, 2020, $3,096 remained accrued in Accrued expenses and other current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $18,097 for the three months ended September 30, 2020 as compared to $11,059 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 15.4% for the three months ended September 30, 2020 was due primarily to a tax benefit of $5,730 due to tax credits, excess tax benefits of $2,321 from employee stock-based compensation, and the geographic mix of earnings.
The provision for income taxes for the six months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $19,953 for the six months ended September 30, 2020 as compared to $26,934 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 9.6% for the six months ended September 30, 2020 was due primarily to a tax benefit of $10,662 due to tax credits and excess tax benefits of $10,188 from employee stock-based compensation.
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
16. ACQUISITIONS
On September 4, 2020, we completed the acquisition of privately-held Playdots, Inc. ("Playdots"), a New York City based free-to-play mobile game developer, for consideration of $97,846 in cash and 603,843 shares of our common stock. The cash portion was funded from our cash on hand. Of the cash consideration, $13,440 was contractually deferred and accrued for within Accrued expenses and other current liabilities within our Condensed Consolidated Balance Sheet.

We acquired Playdots as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $195,493, which consisted of the following:

Fair value of purchase consideration
Cash	$97,846
Common stock (603,843 shares)	97,647
Total	$195,493

We used the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary fair values of net tangible and intangible assets are management’s estimates based on the information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, as additional information is received. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Playdots:

	Fair Value	Weighted average useful life
Cash acquired	$12,098	N/A
Other tangible net assets	8,206	N/A
Other liabilities assumed	(24,680)	N/A
Intangible Assets
Developed game technology	69,000	6
User base	6,200	1
Branding and trade names	3,400	8
Game engine technology	2,200	4
Goodwill	119,069	N/A
Total	$195,493

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The amounts of revenue and earnings of Playdots included in our Consolidated Statement of Operations from the acquisition date to the period ending September 30, 2020 are as follows:

September 4, 2020 to September 30, 2020
Net revenue	$1,234
Net income (loss)	$(6,049)

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and six months ended September 30, 2020 and 2019, as though the acquisition had occurred on April 1, 2019, the beginning of Fiscal 2020, and Playdots had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Pro-forma Net revenue	$849,872	$862,096	$1,693,352	$863,431
Pro-forma Net income	$95,147	$60,705	$177,250	$47,435

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Playdots and not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2020 and are not indicative of the future operating results of the combined company. The financial information for Playdots prior to the acquisition has been included in the pro-forma results of operations and includes certain adjustments to the historical consolidated financial statements of Playdots to align with the Company's accounting policies. The pro-forma consolidated results of operations also include the business combination accounting effects resulting from the acquisition, including amortization expense related to finite-lived intangible assets acquired and the related tax effects assuming that the business combination occurred on April 1, 2019.

Transaction costs of $2,512 for the three and six months ended September 30, 2020, which have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

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
Overview
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point, and Playdots. Our products are currently designed for console gaming systems, such as Sony's PlayStation®4 ("PS4"), Microsoft's Xbox One® ("Xbox One"), or Nintendo's Switch™ ("Switch"), and personal computers ("PC"), including smartphones and tablets. In addition, we are currently developing games for the next-generation console systems, Sony's PlayStation 5 ("PS5") and Microsoft's Xbox Series X ("Xbox Series X"), that are expected to launch in November 2020. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 330 million units. The latest installment, Grand Theft Auto V, has sold in over 135 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 30 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency.
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
Our Private Division label is dedicated to bringing titles from top independent developers to market and is the publisher and owner of Kerbal Space Program. Private Division released The Outer Worlds and Ancestors: The Humankind Odyssey, during fiscal year 2020, and Disintegration during fiscal year 2021, based on new IP from renowned industry creative talent. Kerbal Space Program 2 is planned for release in fiscal year 2023.
Social Point develops and publishes popular free-to-play mobile games that deliver high-quality, deeply engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
On September 4, 2020, we acquired privately held Playdots, Inc. ("Playdots") for consideration having an acquisition date fair value of $195.5 million, consisting of $97.8 million in cash and the issuance of 0.6 million shares of our common stock (See Note 16 of our Condensed Consolidated Financial Statements.). Founded in 2013 and based in New York City, Playdots builds mobile games with unique and thoughtful designs. They are best known for Two Dots, which has been downloaded over 80 million times since its launch six years ago and continues to deeply engage audiences throughout the world.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 50 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August of each of the NBA 2K League's first three seasons. The NBA 2K League's fourth season is set to take place in calendar year 2021.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 29.6% of our net revenue for the six months ended September 30, 2020. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. In the first two quarters of fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 pandemic related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, such as our transition to working from home, based on our concern for the health and safety of our teams, for the vast majority of our teams, which to date has resulted in minimal disruption. However, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 77.7% and 74.8% of net revenue during the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and March 31, 2020, our five largest customers comprised 75.1% and 58.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 67.0% and 48.8% of such balance at September 30, 2020 and March 31, 2020, respectively. We had two customers who accounted for 47.3% and 19.7%, respectively, of our gross accounts receivable as of September 30, 2020 and two customers who accounted for 29.4% and 19.4%, respectively, of our gross accounts receivable as of March 31, 2020. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could adversely affect our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch, which comprised 74.9% of our net revenue by product platform for the six months ended September 30, 2020. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those slated for release in November 2020 by Sony and Microsoft, demand for interactive entertainment playable on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles are expected to provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 86.0% of our net revenue for the six months ended September 30, 2020. We expect online delivery of games and game offerings to continue to grow and to continue to be the primary part of our business over the long-term.

Product Releases
We released the following key titles during the six months ended September 30, 2020:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
PGA TOUR 2K21	2K	External	PS4, Xbox One, Switch, PC, Stadia	August 21, 2020
NBA 2K21	2K	Internal	PS4, Xbox One, Switch, PC, Stadia	September 4, 2020
WWE 2K Battlegrounds	2K	External	PS4, Xbox One, Switch, PC, Stadia	September 18, 2020
Mafia I: Definitive Edition	2K	External	PS4, Xbox One, PC	September 25, 2020
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Borderlands 3	2K	External	Xbox Series X (digital only)	November 10, 2020
NBA 2K21	2K	Internal	Xbox Series X	November 10, 2020
Borderlands 3	2K	External	PS5 (digital only)	November 12, 2020
NBA 2K21	2K	Internal	PS5	November 12, 2020
Grand Theft Auto V	Rockstar Games	Internal	PS5, Xbox Series X	Fiscal 2022
Kerbal Space Program 2	Private Division	Internal	PS4, Xbox One, PC	Fiscal 2023

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
During the six months ended September 30, 2020 there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 326, Financial Instruments - Credit Losses. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2020	2019	Increase/ (decrease)	% Increase/ (decrease)	2020	2019	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$957,534	$950,516	$7,018	0.7%	$1,953,784	$1,372,756	$581,028	42.3%
For the three months ended September 30, 2020, Net Bookings increased by $7.0 million as compared to the prior year period due primarily to increases from our NBA 2K franchise, PGA TOUR 2K21, which released in August 2020, our Mafia franchise, Red Dead Redemption 2 and Red Dead Online, The Outer Worlds, which released in October 2019, our WWE 2K franchise, Dragon City, Civilization VI, Two Dots, a title from Playdots, which we acquired in September 2020 (refer to Note 16 to our Condensed Consolidated Financial Statements), and Monster Legends, partially offset by decreases from Borderlands 3, which released in September 2019, Grand Theft Auto V, and Grand Theft Auto Online.
For the six months ended September 30, 2020 Net Bookings increased by $581.0 million as compared to the prior year period due primarily to increases from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, Red Dead Redemption 2 and Red Dead Online, PGA TOUR 2K21, which released in August 2020, our Mafia franchise, The Outer Worlds, our WWE 2K franchise, Civilization VI, Dragon City, and Monster Legends, partially offset by a decrease in Net Bookings from Borderlands 3, which released in September 2019.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
(thousands of dollars)	2020		2019		2020		2019
Net revenue	$841,142	100.0%	$857,841	100.0%	$1,672,452	100.0%	$1,398,300	100.0%
Cost of goods sold	432,505	51.4%	468,248	54.6%	909,194	54.4%	709,717	50.8%
Gross profit	408,637	48.6%	389,593	45.4%	763,258	45.6%	688,583	49.2%
Selling and marketing	113,691	13.5%	149,566	17.4%	198,470	11.9%	241,387	17.3%
General and administrative	91,433	10.9%	76,659	8.9%	193,606	11.6%	151,492	10.8%
Research and development	74,216	8.8%	76,197	8.9%	147,324	8.8%	145,160	10.4%
Depreciation and amortization	13,691	1.6%	12,024	1.4%	26,109	1.6%	23,281	1.7%
Business reorganization	239	—%	327	—%	239	—%	713	0.1%
Total operating expenses	293,270	34.9%	314,773	36.7%	565,748	33.8%	562,033	40.2%
Income from operations	115,367	13.7%	74,820	8.7%	197,510	11.8%	126,550	9.1%
Interest and other, net	2,706	0.3%	8,054	0.9%	10,924	0.7%	18,479	1.3%
Loss on long-term investments	655	0.1%	—	—%	655	—%	—	—%
Income before income taxes	117,418	14.0%	82,874	9.7%	207,779	12.4%	145,029	10.4%
Provision for income taxes	18,097	2.2%	11,059	1.3%	19,953	1.2%	26,934	1.9%
Net income	$99,321	11.8%	$71,815	8.4%	$187,826	11.2%	$118,095	8.4%

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
Net revenue by geographic region:
United States	$503,583	59.9%	$494,661	57.7%	$974,073	58.2%	$825,140	59.0%
International	337,559	40.1%	363,180	42.3%	698,379	41.8%	573,160	41.0%
Net revenue by platform:
Console	$641,269	76.2%	$651,818	76.0%	$1,252,954	74.9%	$1,086,632	77.7%
PC and other	199,873	23.8%	206,023	24.0%	419,498	25.1%	311,668	22.3%
Net revenue by distribution channel:
Digital online	$711,299	84.6%	$615,774	71.8%	$1,437,525	86.0%	$1,043,555	74.6%
Physical retail and other	129,843	15.4%	242,067	28.2%	234,927	14.0%	354,745	25.4%
Net revenue by content:
Recurrent consumer spending	$495,724	58.9%	$318,468	37.1%	$975,129	41.7%	$764,974	54.7%
Full game and other	345,418	41.1%	539,373	62.9%	697,323	58.3%	633,326	45.3%

Three Months Ended September 30, 2020 Compared to September 30, 2019

(thousands of dollars)	2020	%	2019	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$841,142	100.0%	$857,841	100.0%	$(16,699)	(1.9)%
Software development costs and royalties (1)	142,771	17.0%	211,996	24.7%	(69,225)	(32.7)%
Internal royalties	127,804	15.2%	109,991	12.8%	17,813	16.2%
Product costs	68,986	8.2%	86,568	10.1%	(17,582)	(20.3)%
Licenses	92,944	11.0%	59,693	7.0%	33,251	55.7%
Cost of goods sold	432,505	51.4%	468,248	54.6%	(35,743)	(7.6)%
Gross profit	$408,637	48.6%	$389,593	45.4%	$19,044	4.9%
_______________________________________________________________________________
(1)Includes $19,396 and $27,832 of stock-based compensation expense in 2020 and 2019, respectively, in software development costs and royalties.

For the three months ended September 30, 2020, net revenue decreased by $16.7 million as compared to the prior year period. The decrease was due to a decrease in net revenue of (i) $211.5 million from Borderlands 3, which released in September 2019, (ii) $32.8 million from Red Dead Redemption 2, and (iii) $13.0 million from Ancestors: The Humankind Odyssey. These decreases were offset by an increase in net revenue of (i) $65.5 million from our NBA 2K franchise, (ii) $65.5 million from Grand Theft Auto Online and Grand Theft Auto V, (iii) $35.6 million from PGA TOUR 2K21, which released in August 2020, (iv) $33.6 million from our Mafia franchise, (v) $12.9 million from our WWE 2K franchise, (vi) $9.4 million from Civilization VI, (vii) $6.0 million from Dragon City, and (viii) $5.8 million from Red Dead Online.
Net revenue from console games decreased by $10.5 million and accounted for 76.2% of our total net revenue for the three months ended September 30, 2020, as compared to 76.0% for the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, and Red Dead Redemption 2, partially offset by an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, PGA TOUR 2K21, our Mafia franchise, and our WWE 2K franchise. Net revenue from PC and other decreased by $6.2 million and accounted for 23.8% of our total net revenue for the three months ended September 30, 2020, as compared to 24.0% for the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, Ancestors: The Humankind Odyssey, partially offset by an increase in net revenue from Red Dead Redemption 2, which released on PC in November 2019, our NBA 2K franchise, Grand Theft Auto V and Grand Theft Auto Online, our Mafia franchise, Civilization VI, Dragon City, PGA TOUR 2K21, our WWE franchise, Monster Legends, and Word Life.
Net revenue from digital online channels increased by $95.5 million and accounted for 84.6% of our total net revenue for the three months ended September 30, 2020, as compared to 71.8% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, PGA TOUR 2K21, our Mafia franchise, Red Dead Redemption 2 and Red Dead Online, and Civilization VI, partially offset by a decrease in net revenue from Borderlands 3 and Ancestors: The Humankind Odyssey. Net revenue from physical retail and other channels decreased by $112.2 million and accounted for 15.4% of our total net revenue for the three months ended September 30, 2020, as compared to 28.2% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from Borderlands 3 and Red Dead Redemption 2, partially offset by an increase in net revenue from our Mafia franchise and PGA TOUR 2K21.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $177.3 million and accounted for 58.9% of net revenue for the three months ended September 30, 2020, as compared to 37.1% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, Dragon City, Monster Legends, and Word Life. Net revenue from full game and other decreased by $194.0 million and accounted for 41.1% of net revenue for the three months ended September 30, 2020 as compared to 62.9% of net revenue for the prior year period. The decrease in net revenue from full game and other was due to a decrease in net revenue from Borderlands 3, and Red Dead Redemption 2, partially offset by an increase in net revenue from PGA TOUR 2K21 and our Mafia franchise.
Gross profit as a percentage of net revenue for the three months ended September 30, 2020 was 48.6% as compared to 45.4% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower development royalties as a percentage of net revenue due primarily to the timing of releases, partially offset by higher license royalties due to the timing of when royalties are earned.
Net revenue earned outside of the United States decreased by $25.6 million and accounted for 40.1% of our total net revenue for the three months ended September 30, 2020, as compared to 42.3% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, and Ancestors: The Humankind Odyssey, partially offset by an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our Mafia franchise, our NBA 2K franchise, and PGA TOUR 2K21. Changes in foreign currency exchange rates increased net revenue by $3.5 million and increased gross profit by $1.5 million for the three months ended September 30, 2020 as compared to the prior year period.

Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$113,691	13.5%	$149,566	17.4%	$(35,875)	(24.0)%
General and administrative	91,433	10.9%	76,659	8.9%	14,774	19.3%
Research and development	74,216	8.8%	76,197	8.9%	(1,981)	(2.6)%
Depreciation and amortization	13,691	1.6%	12,024	1.4%	1,667	13.9%
Business reorganization	239	—%	327	—%	(88)	(26.9)%
Total operating expenses(1)	$293,270	34.9%	$314,773	36.7%	$(21,503)	(6.8)%
_______________________________________________________________________________
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
General and administrative	$13,830	$13,576
Selling and marketing	4,439	3,744
Research and development	7,643	10,615
Changes in foreign currency exchange rates increased total operating expenses by $2.7 million for the three months ended September 30, 2020, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $35.9 million for the three months ended September 30, 2020, as compared to the prior year period, due primarily to lower marketing expenses for Borderlands 3 and Grand Theft Auto Online, and lower trade show and travel expenses due to restrictions as a result of the COVID-19 pandemic. The decrease was partially offset by higher personnel expenses due to increased headcount and higher incentive compensation.
General and administrative
General and administrative expenses increased by $14.8 million for the three months ended September 30, 2020, as compared to the prior year period, due to increases in (i) personnel expenses for additional headcount and higher incentive compensation, (ii) professional fees related to our acquisition of Playdots, and (iii) rent expense.
General and administrative expenses for the three months ended September 30, 2020 and 2019 included occupancy expense (primarily rent, utilities and office expenses) of $7.1 million and $6.1 million, respectively, related to our development studios.
Research and development
Research and development expenses decreased by $2.0 million for the three months ended September 30, 2020, as compared to the prior year period, due primarily to (i) lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to prior year and (ii) lower travel expenses due to restrictions as a result of the COVID-19 pandemic. These decreases were partially offset by (i) increases in IT expenses for cloud-based services, (ii) increases in personnel expenses for higher incentive compensation, and (iii) increases in professional fees.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.7 million for the three months ended September 30, 2020 as compared to the prior year period, due primarily to IT infrastructure and leasehold improvements for new office locations.
Business reorganization
For the three months ended September 30, 2020, business reorganization expense decreased by $0.1 million as compared to the prior year period and was not material.
Interest and other, net
Interest and other, net was income of $2.7 million for the three months ended September 30, 2020, as compared to $8.1 million for the prior year period. The change was due primarily to lower interest income due to lower interest rates, partially offset by foreign currency gains.

Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $18.1 million for the three months ended September 30, 2020 as compared to $11.1 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 15.4% for the three months ended September 30, 2020 was due primarily to a tax benefit of $5.7 million from tax credits, excess tax benefits of $2.3 million from employee stock-based compensation, and offset by the geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 13.3% for the three months ended September 30, 2019 was due primarily to a tax benefit of $3.2 million as a result of tax credits anticipated to be utilized and $1.4 million due to a geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased excess tax benefits from employee stock-based compensation and tax credits in the current period, offset by increased expense related to the geographic mix of earnings.
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
On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes at the cantonal level. The cantons established transition rules which provided us a step-up in tax basis for which a deferred tax asset of $45.3 million and valuation allowance of $33.4 million were established. It is possible that realization of deferred tax assets relating to the Swiss cantonal basis step-up may change due to changes in forecasted future earnings in Switzerland.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. We do not expect that it will have a material impact to our Consolidated Financial Statements.
Net income and earnings per share
For the three months ended September 30, 2020, net income was $99.3 million, as compared to $71.8 million in the prior year period. Diluted earnings per share for the three months ended September 30, 2020 was $0.86, as compared to diluted earnings per share of $0.63 in the prior year period. Diluted weighted average shares of 115.4 million were 1.3 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

Six Months Ended September 30, 2020 Compared to September 30, 2019

(thousands of dollars)	2020	%	2019	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,672,452	100.0%	$1,398,300	100.0%	$274,152	19.6%
Software development costs and royalties (1)	290,818	17.4%	320,437	22.9%	(29,619)	(9.2)%
Internal royalties	341,867	20.4%	172,880	12.4%	168,987	97.7%
Product costs	127,546	7.6%	134,203	9.6%	(6,657)	(5.0)%
Licenses	148,963	8.9%	82,197	5.9%	66,766	81.2%
Cost of goods sold	909,194	54.4%	709,717	50.8%	199,477	28.1%
Gross profit	$763,258	45.6%	$688,583	49.2%	$74,675	10.8%
(1)Includes $48,429 and $58,630 of stock-based compensation expense in 2020 and 2019, respectively, in software development costs and royalties.
For the six months ended September 30, 2020, net revenue increased by $274.2 million as compared to the prior year period. The increase was due primarily to an increase in net revenue of (i) $174.2 million from Grand Theft Auto Online and Grand Theft Auto V, (ii) $128.9 million from our NBA 2K franchise, (iii) $41.1 million from our Mafia franchise, (iv) $35.6 million from PGA TOUR 2K21, which released in August 2020, (vi) $27.4 million from Civilization VI, (vi) $21.6 million from Red Dead Online, and (vii) $21.6 million from our WWE 2K franchise. These increases were offset by a decrease in net revenue of (i) $154.2 million from Borderlands 3, which released in September 2019, and (ii) $28.0 million from Red Dead Redemption 2.
Net revenue from console games increased by $166.3 million and accounted for 74.9% of our total net revenue for the six months ended September 30, 2020, as compared to 77.7% for the prior year period. The increase was due to an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, our Mafia franchise, PGA TOUR 2K21, our WWE 2K franchise, and Red Dead Online, partially offset by a decrease in net revenue from Borderlands 3, and Red Dead Redemption 2. Net revenue from PC and other increased by $107.8 million and accounted for 25.1% of our total net revenue for the six months ended September 30, 2020, as compared to 22.3% for the prior year period. The increase was due an increase in net revenue from Red Dead Redemption 2, which released on PC in November 2019, Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, Civilization VI, Dragon City, and our Mafia franchise, partially offset by a decrease in net revenue from Borderlands 3 and Ancestors: The Humankind Odyssey.
Net revenue from digital online channels increased by $394.0 million and accounted for 86.0% of our total net revenue for the six months ended September 30, 2020, as compared to 74.6% for the prior year period. The increase was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, Red Dead Redemption 2 and Red Dead Online, our Mafia franchise, Civilization VI, and PGA TOUR 2K21 partially offset by a decrease in net revenue from Borderlands 3. Net revenue from physical retail and other channels decreased by $119.8 million and accounted for 14.0% of our total net revenue for the six months ended September 30, 2020, as compared to 25.4% for the same period in the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, and our NBA 2K franchise, partially offset by an increase in net revenue from our Mafia franchise and PGA TOUR 2K21.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $341.8 million and accounted for 58.3% of net revenue for the six months ended September 30, 2020, as compared to 45.3% of net revenue for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, Red Dead Online, Borderlands 3, and Civilization VI. Net revenue from full game and other decreased by $67.7 million and accounted for 41.7% of net revenue for the six months ended September 30, 2020 as compared to 54.7% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, partially offset by an increase in net revenue from Grand Theft Auto V, our Mafia franchise, PGA TOUR 2K21, and our WWE 2K franchise.
Gross profit as a percentage of net revenue for the six months ended September 30, 2020 was 45.6% as compared to 49.2% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher internal royalties and license royalties due primarily to the timing of when royalties are earned, partially offset by lower development royalties, capitalized software amortization, and product costs based on the timing of releases.
Net revenue earned outside of the United States increased by $125.2 million, and accounted for 41.8% of our total net revenue for the six months ended September 30, 2020, as compared to 41.0% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, our Mafia franchise, Civilization VI, PGA TOUR 2K21, and Red Dead Online, partially offset by a decrease in net revenue from Borderlands 3. Changes in foreign currency exchange rates increased net revenue by $2.3 million and increased gross profit by $1.7 million for the six months ended September 30, 2020 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$198,470	11.9%	$241,387	17.3%	$(42,917)	(17.8)%
General and administrative	193,606	11.6%	151,492	10.8%	42,114	27.8%
Research and development	147,324	8.8%	145,160	10.4%	2,164	1.5%
Depreciation and amortization	26,109	1.6%	23,281	1.7%	2,828	12.1%
Business reorganization	239	—%	713	0.1%	(474)	(66.5)%
Total operating expenses (1)	$565,748	33.8%	$562,033	40.2%	$3,715	0.7%
(1)Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
General and administrative	$27,030	$27,143
Selling and marketing	9,167	10,220
Research and development	14,093	17,206
Changes in foreign currency exchange rates increased total operating expenses by $0.7 million for the six months ended September 30, 2020, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $42.9 million for the six months ended September 30, 2020, as compared to the prior year period, due primarily to lower marketing expenses for Borderlands 3, Red Dead Online, Grand Theft Auto Online, and Red Dead Redemption 2, partially offset by higher marketing expenses for Dragon City and Word Life. This decrease was partially offset by higher personnel expenses due to increased headcount and higher incentive compensation
General and administrative
General and administrative expenses increased by $42.1 million for the six months ended September 30, 2020, as compared to the prior year period, due to increases in (i) charitable contributions made in connection with our COVID-19 pandemic response and relief efforts, (ii) personnel expenses for additional headcount and higher incentive compensation, (iii) rent expense, (iv) professional fees related to our acquisition of Playdots, and (v) IT related expenses for cloud-based service and IT infrastructure.
General and administrative expenses for the six months ended September 30, 2020 and 2019 included occupancy expense (primarily rent, utilities and office expenses) of $13.7 million and $12.4 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $2.2 million for the six months ended September 30, 2020, as compared to the prior year period, due primarily to (i) increases in IT expenses for cloud-based services, (ii) increases in personnel expenses for higher incentive compensation, (iii) increases in professional fees, and (iv) higher online support costs. These increases were partially offset by (i) lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to prior year and (ii) lower travel expenses due to restrictions as a result of the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2020 increased by $2.8 million, as compared to the prior year period, due primarily to IT infrastructure.

Business reorganization
During the six months ended September 30, 2020, as compared to the prior year period, business reorganization expense decreased $0.5 million and was not material.
Interest and other, net
Interest and other, net was income of $10.9 million for the six months ended September 30, 2020, as compared to $18.5 million for the prior year period. The change was due primarily to lower interest income due to lower interest rates, partially offset by foreign currency gains, including a $3.1 million reclassification from Accumulated other comprehensive loss as a result of discontinuing our cash flow hedge related to our cross-currency swap.
Provision for Income Taxes
The provision for income taxes for the six months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $20.0 million for the six months ended September 30, 2020 as compared to a provision for income taxes of $26.9 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 9.6% for the six months ended September 30, 2020 was due primarily to a benefit of $10.7 million as a result of tax credits anticipated to be utilized and excess tax benefits of $10.2 million from employee stock-based compensation.

In the prior year period, when compared to our blended statutory rate of 21%, the effective tax rate of 18.6% for the six months ended September 30, 2019 was due primarily to a tax benefit of $11.7 million from changes in unrecognized tax benefits due to audit settlements, a benefit of $6.0 million as a result of tax credits anticipated to be utilized, and a benefit of $3.2 million from our geographic mix of earnings. To a lesser extent, the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case, discussed below.

The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased benefits related to excess tax benefits from employee stock-based compensation and to tax credits offset by decreased tax expense relating to the Altera case, discussed below, and decreased tax benefits related to the changes in unrecognized tax benefits due to audit settlements.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the six months ended September 30, 2020, we removed the deferred tax asset and a deferred tax liability associated with this matter, resulting in a cumulative net discrete income tax expense of $19.8 million. The taxpayer requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. In February 2020, the taxpayer appealed to the U.S. Supreme Court, which denied certiorari on June 22, 2020.
On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF"), which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes at the cantonal level. The cantons established transition rules which provided us a step-up in tax basis for which a deferred tax asset of $45.3 million and valuation allowance of $33.4 million were established. It is possible that realization of deferred tax assets relating to the Swiss cantonal basis step-up may change due to changes in forecasted future earnings in Switzerland.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. We do not expect that it will have a material impact to our Consolidated Financial Statements.
Net income and earnings per share
For the six months ended September 30, 2020, net income was $187.8 million, as compared to $118.1 million in the prior year period. For the six months ended September 30, 2020, diluted earnings per share was $1.63 as compared to diluted earnings per share of $1.04 in the prior year period. Diluted weighted average shares of 115.2 million were 1.3 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of September 30, 2020, we had $1,040.8 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of September 30, 2020, based on the composition of our investment portfolio and relatively lower interest rates as a result of the recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.48% at September 30, 2020), which rates are determined by reference to our consolidated total net leverage ratio.
As of September 30, 2020, there was $198.3 million available to borrow under the Credit Agreement, and we had $1.7 million of letters of credit outstanding. At September 30, 2020, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 77.7% and 74.8% of net revenue during the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and March 31, 2020, five customers accounted for 75.1% and 58.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 67.0% and 48.8% of such balances at September 30, 2020 and March 31, 2020, respectively. We had two customers who accounted for 47.3% and 19.7% of our gross accounts receivable as of September 30, 2020, respectively, and two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the first two quarters of fiscal year 2021.
As of September 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $544.1 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the six months ended September 30, 2020, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10.4 million shares of our common stock under the program, and as of September 30, 2020, 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2020	2019
Net cash provided by operating activities	$626,745	$144,158
Net cash used in investing activities	(502,624)	(36,200)
Net cash used in financing activities	(41,699)	(61,478)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	8,966	(8,063)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$91,388	$38,417
At September 30, 2020, we had $2,084.8 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,993.4 million at March 31, 2020. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in investing activities primarily related to changes in bank time deposits and net purchases of available for sale securities as well as our purchase of Playdots and (2) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and March 31, 2020, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended September 30, 2020 and 2019, 40.1% and 42.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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

As of September 30, 2020, we had $1,040.8 million of short-term investments, which included $631.5 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $1,345.1 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2020.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2020), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 1.48% at September 30, 2020), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At September 30, 2020, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2020 and 2019, our foreign currency translation adjustment was a gain of $18.9 million and a loss of $12.6 million, respectively. For the six months ended September 30, 2020 and 2019, our foreign currency translation adjustment was a gain of $23.6 million and a loss of $21.4 million, respectively. For the three months ended September 30, 2020 and 2019, we recognized a foreign currency exchange transaction gain of $1.5 million and a loss of $1.7 million, respectively, and for the six months ended September 30, 2020 and 2019, we recognized a foreign currency exchange transaction gain of $5.0 million and a loss of $2.7 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2020, we had $193.7 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $71.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2020, we had $122.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2020 and 2019, we recorded a loss of $1.0 million and a gain of $2.2 million, respectively. For the six months ended September 30, 2020 and 2019, we recorded a loss of $3.7 million and a loss of $1.1 million. As of September 30, 2020, the fair value of these outstanding forward contracts was an immaterial gain and was included in Accrued expenses and other current liabilities, and, as of March 31, 2020, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended September 30, 2020, 40.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On September 4, 2020, we acquired Playdots. Our management plans to exclude Playdots from its assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2021. We are currently in the process of incorporating the internal controls and procedures of Playdots into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended September 30, 2020, we did not make any repurchases of our common stock in the open market. As of September 30, 2020, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2020:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2020	—	$—	—	3,818
August 1-31, 2020	—	$—	—	3,818
September 1-30, 2020	—	$—	—	3,818

Item 6.    Exhibits

Exhibits:
2.1
Agreement and Plan of Merger, dated as of August 17, 2020, by and among Take-Two Interactive Software, Inc., Dash MS, LLC, Dash MS II, LLC, Playdots, Inc. and Shareholder Representative Services LLC, as Stockholder Representative (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2020)

10.1	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation*
10.2
Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 24, 2020)

10.3
Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 4, 2020)

10.4
PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 5, 2020	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)