Form 10-Q
period 2020-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2021-02-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

As of January 28, 2021, there were 115,177,650 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,649,832	$1,357,664
Short-term investments	772,683	644,003
Restricted cash and cash equivalents	764,419	546,604
Accounts receivable, net of allowances of $350 and $443 at December 31, 2020 and March 31, 2020, respectively	581,136	592,555
Inventory	26,733	19,108
Software development costs and licenses	48,784	40,316
Deferred cost of goods sold	19,854	19,598
Prepaid expenses and other	296,518	273,503
Total current assets	4,159,959	3,493,351
Fixed assets, net	135,257	131,888
Right-of-use assets	161,750	154,284
Software development costs and licenses, net of current portion	436,702	401,778
Goodwill	534,535	386,494
Other intangibles, net	117,618	51,260
Deferred tax assets	127,312	116,676
Long-term restricted cash and cash equivalents	98,538	89,124
Other assets	194,428	123,977
Total assets	$5,966,099	$4,948,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,159	$65,684
Accrued expenses and other current liabilities	1,219,614	1,169,884
Deferred revenue	991,476	777,784
Lease liabilities	30,540	25,187
Total current liabilities	2,341,789	2,038,539
Non-current deferred revenue	31,813	28,339
Non-current lease liabilities	156,835	152,059
Non-current software development royalties	108,667	104,417
Other long-term liabilities	171,704	86,234
Total liabilities	$2,810,808	$2,409,588
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, $.01 par value, 200,000 shares authorized; 137,504 and 135,927 shares issued and 115,083 and 113,506 outstanding at December 31, 2020 and March 31, 2020, respectively	1,375	1,359
Additional paid-in capital	2,327,913	2,134,748
Treasury stock, at cost; 22,421 common shares at December 31, 2020 and March 31, 2020	(820,572)	(820,572)
Retained earnings	1,652,159	1,282,085
Accumulated other comprehensive loss	(5,584)	(58,376)
Total stockholders' equity	3,155,291	2,539,244
Total liabilities and stockholders' equity	$5,966,099	$4,948,832
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue	$860,889	$930,129	$2,533,341	$2,328,429
Cost of goods sold	346,244	437,093	1,255,438	1,146,810
Gross profit	514,645	493,036	1,277,903	1,181,619
Selling and marketing	139,906	137,068	338,376	378,455
General and administrative	98,624	84,531	292,230	236,023
Research and development	86,428	82,520	233,752	227,680
Depreciation and amortization	14,007	12,330	40,116	35,611
Business reorganization	(377)	(246)	(138)	467
Total operating expenses	338,588	316,203	904,336	878,236
Income from operations	176,057	176,833	373,567	303,383
Interest and other, net	1,098	11,943	12,022	30,422
Gain on long-term investments, net	39,291	—	38,636	—
Income before income taxes	216,446	188,776	424,225	333,805
Provision for income taxes	34,198	25,134	54,151	52,068
Net income	$182,248	$163,642	$370,074	$281,737
Earnings per share:
Basic earnings per share	$1.58	$1.44	$3.23	$2.49
Diluted earnings per share	$1.57	$1.43	$3.20	$2.47
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$182,248	$163,642	$370,074	$281,737
Other comprehensive income (loss):
Foreign currency translation adjustment	30,135	18,172	53,697	(3,192)
Cash flow hedges:
Change in unrealized gains	—	(3,728)	(3,817)	2,297
Reclassification to earnings	(600)	2,184	(1,933)	(1,157)
Tax effect on effective cash flow hedges	—	(386)	845	301
Change in fair value of effective cash flow hedge	(600)	(1,930)	(4,905)	1,441
Change in fair value of available for sale securities	(295)	(267)	4,000	453
Other comprehensive income (loss)	29,240	15,975	52,792	(1,298)
Comprehensive income	$211,488	$179,617	$422,866	$280,439

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2020	2019
Operating activities:
Net income	$370,074	$281,737
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	113,392	115,823
Depreciation	40,790	35,246
Amortization and impairment of intellectual property	22,006	15,981
Stock-based compensation	139,835	176,598
Gain on long-term investments	(40,588)	—
Other, net	(89)	1,809
Changes in assets and liabilities:
Accounts receivable	19,544	(249,709)
Inventory	(6,452)	3,688
Software development costs and licenses	(144,951)	(18,552)
Prepaid expenses and other assets	(49,321)	(215,060)
Deferred revenue	208,182	11,751
Deferred cost of goods sold	463	18,602
Accounts payable, accrued expenses and other liabilities	114,776	262,061
Net cash provided by operating activities	787,661	439,975
Investing activities:
Change in bank time deposits	73,000	114,720
Proceeds from available-for-sale securities	363,628	243,170
Purchases of available-for-sale securities	(563,815)	(311,995)
Purchases of fixed assets	(40,207)	(34,790)
Proceeds from sale of long-term investment	22,472	—
Purchases of long-term investments	(16,452)	(26,142)
Business acquisitions	(79,525)	(12,040)
Net cash used in investing activities	(240,899)	(27,077)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(60,586)	(71,260)
Issuance of common stock	14,215	10,515
Net cash used in financing activities	(46,371)	(60,745)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	19,006	(1,705)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	519,397	350,448
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year	1,993,392	1,391,986
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,512,789	$1,742,434

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)
(in thousands)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282
Net income	—	—	—	—	—	182,248	—	182,248
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	30,135	30,135
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(600)	(600)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(295)	(295)
Stock-based compensation	—	—	47,192	—	—	—	—	47,192
Issuance of restricted stock, net of forfeitures and cancellations	141	2	(1)	—	—	—	—	1
Net share settlement of restricted stock awards	(60)	(1)	(12,383)	—	—	—	—	(12,384)
Employee share purchase plan settlement	74	1	7,711	—	—	—	—	7,712
Balance, December 31, 2020	137,504	$1,375	$2,327,913	(22,421)	$(820,572)	$1,652,159	$(5,584)	$3,155,291

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2019	135,616	$1,356	$2,059,720	(22,421)	$(820,572)	$995,721	$(54,462)	$2,181,763
Net income	—	—	—	—	—	163,642	—	163,642
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	18,172	18,172
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(1,930)	(1,930)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(267)	(267)
Stock-based compensation	—	—	45,055	—	—	—	—	45,055
Issuance of restricted stock, net of forfeitures and cancellations	171	2	(2)	—	—	—	—	—
Net share settlement of restricted stock awards	(80)	(1)	(9,781)	—	—	—	—	(9,782)
Employee share purchase plan settlement	64	1	5,381	—	—	—	—	5,382
Balance, December 31, 2019	135,771	$1,358	$2,100,373	(22,421)	$(820,572)	$1,159,363	$(38,487)	$2,402,035

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	370,074	—	370,074
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	53,697	53,697
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(4,905)	(4,905)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	4,000	4,000
Stock-based compensation	—	—	141,904	—	—	—	—	141,904
Issuance of restricted stock, net of forfeitures and cancellations	1,235	13	(12)	—	—	—	—	1
Net share settlement of restricted stock awards	(401)	(5)	(60,581)	—	—	—	—	(60,586)
Employee share purchase plan settlement	139	2	14,213	—	—	—	—	14,215
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, December 31, 2020	137,504	$1,375	$2,327,913	(22,421)	$(820,572)	$1,652,159	$(5,584)	$3,155,291

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	281,737	—	281,737
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(3,192)	(3,192)
Change in gains on cash flow hedge, net	—	—	—	—	—	—	1,441	1,441
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	453	453
Stock-based compensation	—	—	141,761	—	—	—	—	141,761
Issuance of restricted stock, net of forfeitures and cancellations	1,674	17	(17)	—	—	—	—	—
Net share settlement of restricted stock awards	(631)	(7)	(71,253)	—	—	—	—	(71,260)
Employee share purchase plan settlement	126	2	10,513	—	—	—	—	10,515
Balance, December 31, 2019	135,771	$1,358	$2,100,373	(22,421)	$(820,572)	$1,159,363	$(38,487)	$2,402,035

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
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2020 (April 1, 2021 for the Company), with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance, and we do not expect that the impact of adopting this guidance will be material to our Consolidated Financial Statements.

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
Net revenue by product revenue and service and other was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue recognized:
Service and other	$578,830	$481,301	$1,662,456	$1,327,433
Product	282,059	448,828	870,885	1,000,996
Total net revenue	$860,889	$930,129	$2,533,341	$2,328,429

Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue recognized:
Recurrent consumer spending	$533,475	$340,496	$1,508,604	$973,822
Full game and other	327,414	589,633	1,024,737	1,354,607
Total net revenue	$860,889	$930,129	$2,533,341	$2,328,429

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue recognized:
United States	$528,324	$536,841	$1,502,397	$1,361,981
International	332,565	393,288	1,030,944	966,448
Total net revenue	$860,889	$930,129	$2,533,341	$2,328,429

Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue recognized:
Console	$656,079	$679,799	$1,909,033	$1,766,431
PC and other	204,810	250,330	624,308	561,998
Total net revenue	$860,889	$930,129	$2,533,341	$2,328,429

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue recognized:
Digital online	$728,510	$700,321	$2,166,035	$1,743,876
Physical retail and other	132,379	229,808	367,306	584,553
Total net revenue	$860,889	$930,129	$2,533,341	$2,328,429

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of December 31, 2020 and March 31, 2020 were $1,023,289 and $806,123, respectively. For the three months ended December 31, 2020, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2020 and 2019, $109,713 and $193,468, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2020 and 2019, $722,658 and $758,301, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of December 31, 2020, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,134,398, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $1,011,585 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of December 31, 2020 and March 31, 2020, our contract asset balances were $105,460 and $81,625, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $2,655 and $3,166 during the three months ended December 31, 2020 and 2019, respectively, and $7,925 and $6,541 during the nine months ended December 31, 2020 and 2019, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $6,887 and $5,956 during the three months ended December 31, 2020 and 2019, respectively, and $20,544 and $17,457 during the nine months ended December 31, 2020 and 2019, respectively.

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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 588 and 613 as of December 31, 2020 and March 31, 2020, respectively. During the three and nine months ended December 31, 2020, 297 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

4. FAIR VALUE MEASUREMENTS
Recurring fair value measurements
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, prepaid expenses and other, accounts payable, and accrued expenses and other current liabilities, approximate fair value because of their short maturities.
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

	December 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$745,564	$745,564	$—	$—	Cash and cash equivalents
Bank-time deposits	471,688	471,688	—	—	Cash and cash equivalents
Commercial paper	37,005	—	37,005	—	Cash and cash equivalents
Corporate bonds	300	—	300	—	Cash and cash equivalents
Corporate bonds	509,949	—	509,949	—	Short-term investments
Bank-time deposits	118,000	118,000	—	—	Short-term investments
US Treasuries	45,041	45,041	—	—	Short-term investments
Asset-backed securities	699	—	699	—	Short-term investments
Commercial paper	98,994	—	98,994	—	Short-term investments
Money market funds	469,988	469,988	—	—	Restricted cash and cash equivalents
Bank-time deposits	560	560	—	—	Restricted cash and cash equivalents
Money market funds	98,538	98,538	—	—	Long-term restricted cash and cash equivalents
Private equity	6,178	—	—	6,178	Other assets
Foreign currency forward contracts	(128)	—	(128)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,602,376	$1,949,379	$646,819	$6,178

	March 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$497,861	$497,861	$—	$—	Cash and cash equivalents
Bank-time deposits	313,757	313,757	—	—	Cash and cash equivalents
Commercial paper	97,544	—	97,544	—	Cash and cash equivalents
Corporate bonds	9,888	—	9,888	—	Cash and cash equivalents
Money market funds	546,604	546,604	—	—	Restricted cash and cash equivalents
Corporate bonds	334,631	—	334,631	—	Short-term investments
Bank-time deposits	191,000	191,000	—	—	Short-term investments
US Treasuries	30,819	30,819	—	—	Short-term investments
Commercial paper	87,553	—	87,553	—	Short-term investments
Cross-currency swap	11,275	—	11,275	—	Prepaid expenses and other
Money market funds	89,124	89,124	—	—	Long-term restricted cash and cash equivalents
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(11)	—	(11)	—	Accrued and other current liabilities
Total recurring fair value measurements, net	$2,212,804	$1,669,165	$540,880	$2,759

We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2020.
Nonrecurring fair value measurements

We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain power over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At December 31, 2020, we held $45,000 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

During the three and nine months ended December 31, 2020, we recognized a gain on the sale of a portion of one of these investments of $19,791 and an unrealized gain based on our sale constituting an observable price change of $20,797 related to the same investment. Both gains are reflected in Gain on long-term investments, net within our Condensed Consolidated Statements of Operations.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$118,000	$—	$—	$118,000
Available-for-sale securities:
Corporate bonds	508,431	1,617	(99)	509,949
US Treasuries	44,948	94	(1)	45,041
Asset-backed securities	697	2	—	699
Commercial paper	98,994	—	—	98,994
Total Short-term investments	$771,070	$1,713	$(100)	$772,683

	March 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$191,000	$—	$—	$191,000
Available-for-sale securities:
Corporate bonds	337,752	307	(3,428)	334,631
US Treasuries	30,481	338	—	30,819
Commercial paper	87,553	—	—	87,553
Total Short-term investments	$646,786	$645	$(3,428)	$644,003
The following table summarizes the contracted maturities of our short-term investments at December 31, 2020:

	December 31, 2020
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$573,013	$574,084
Due in 1 - 2 years	197,361	197,900
Due in 2 - 3 years	696	699
Total Short-term investments	$771,070	$772,683

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2020	March 31, 2020
Forward contracts to sell foreign currencies	$114,105	$122,024
Forward contracts to purchase foreign currencies	81,050	52,596

For the three months ended December 31, 2020 and 2019, we recorded a loss of $5,832 and a loss of $556, respectively, and for the nine months ended December 31, 2020 and 2019 we recorded a loss of $9,518 and a loss of $1,643, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
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
7. INVENTORY
Inventory balances by category were as follows:

	December 31, 2020	March 31, 2020
Finished products	$21,848	$17,984
Parts and supplies	4,885	1,124
Inventory	$26,733	$19,108
Estimated product returns included in inventory at December 31, 2020 and March 31, 2020 were $367 and $506, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2020		March 31, 2020
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$35,506	$353,982	$17,367	$305,970
Software development costs, externally developed	8,592	65,445	10,971	92,908
Licenses	4,686	17,275	11,978	2,900
Software development costs and licenses	$48,784	$436,702	$40,316	$401,778
During the three months ended December 31, 2020 and 2019, we recorded $5,532 and $0, respectively, of software development impairment charges (a component of Cost of goods sold). During the nine months ended December 31, 2020 and 2019, we recorded $25,227 and $0, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the three months ended December 31, 2020 related to a decision not to proceed with further development of certain interactive entertainment software. The additional impairment charge recorded during the nine months ended December 31, 2020 related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	March 31, 2020
Software development royalties	$680,428	$822,416
Compensation and benefits	170,780	81,791
Licenses	118,664	57,651
Refund liability	72,795	77,829
Marketing and promotions	62,664	40,797
Other	114,283	89,400
Accrued expenses and other current liabilities	$1,219,614	$1,169,884

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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.44% at December 31, 2020), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at December 31, 2020.
Information related to availability on our Credit Agreement was as follows:

	December 31, 2020	March 31, 2020
Available borrowings	$197,874	$198,336
Outstanding letters of credit	2,126	1,664
We recorded interest expense and fees related to the Credit Agreement of $141 and $82 for the three months ended December 31, 2020 and 2019, respectively, and $305 and $248 for the nine months ended December 31, 2020 and 2019, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Computation of Basic earnings per share:
Net income	$182,248	$163,642	$370,074	$281,737
Weighted average shares outstanding—basic	115,004	113,251	114,436	112,996
Basic earnings per share	$1.58	$1.44	$3.23	$2.49

Computation of Diluted earnings per share:
Net income	$182,248	$163,642	$370,074	$281,737

Weighted average shares outstanding—basic	115,004	113,251	114,436	112,996
Add: dilutive effect of common stock equivalents	1,113	1,003	1,137	1,013
Weighted average common shares outstanding—diluted	116,117	114,254	115,573	114,009

Diluted earnings per share	$1.57	$1.43	$3.20	$2.47
During the nine months ended December 31, 2020, 1,235 restricted stock awards vested, we granted 872 unvested restricted stock awards, and 29 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	53,697	—	(2,972)	4,000	54,725
Amounts reclassified from accumulated other comprehensive loss	—	(600)	(1,333)	—	(1,933)
Balance at December 31, 2020	$(6,838)	$—	$—	$1,254	$(5,584)

	Nine Months Ended December 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive income (loss) before reclassifications	(3,192)	—	2,598	453	(141)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,157)	—	(1,157)
Balance at December 31, 2019	$(36,282)	$600	$(3,844)	$1,039	$(38,487)

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
Included in our Restricted cash as of December 31, 2020, was the cash portion of our offer to acquire Codemasters Group Holdings PLC, a UK-based game publisher and developer. As of January 13, 2021, the offer lapsed, and the cash was no longer restricted.
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
14. BUSINESS REORGANIZATION
In the first quarter of fiscal year 2018, we announced and initiated actions to implement a strategic reorganization at one of our labels (the "2018 Plan"). In connection with this initiative, we recorded a benefit of $377 and $246 for business reorganization during the three months ended December 31, 2020 and 2019, respectively, and a benefit of $138 and expense of $467 during the nine months ended December 31, 2020 and 2019, respectively, due to updating estimates for employee separation costs. During the nine months ended December 31, 2020, we made payments of $3,500 related to these reorganization activities. As of December 31, 2020, $1,166 remained accrued in Accrued expenses and other current liabilities and $1,550 in Other non-current liabilities. Although we may record additional expense or benefit in future periods to true-up estimates, we do not expect to incur additional reorganization costs in connection with the 2018 Plan.
15. INCOME TAXES
The provision for income taxes for the three months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $34,198 for the three months ended December 31, 2020 as compared to $25,134 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 15.8% for the three months ended December 31, 2020 was due primarily to a tax benefit of $7,116 due to tax credits, excess tax benefits of $3,392 from employee stock-based compensation and the geographic mix of earnings.
The provision for income taxes for the nine months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $54,151 for the nine months ended December 31, 2020 as compared to $52,068 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 12.8% for the nine months ended December 31, 2020 was due primarily to a tax benefit of $17,778 due to tax credits and excess tax benefits of $13,580 from employee stock-based compensation and geographic mix of earnings.
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
16. ACQUISITIONS
On September 4, 2020, we completed the acquisition of privately-held Playdots, Inc. ("Playdots"), a New York City based free-to-play mobile game developer, for consideration of $97,846 in cash and 604 shares of our common stock. The cash portion was funded from our cash on hand. Of the cash consideration, $13,440 was contractually deferred and accrued for within Accrued expenses and other current liabilities within our Condensed Consolidated Balance Sheet at acquisition. During the three months ended December 31, 2020, we paid out $3,840. As of December 31, 2020, $9,600 remained accrued within Accrued expenses and other current liabilities within our Condensed Consolidated Balance Sheet at acquisition.

We acquired Playdots as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $195,493, which consisted of the following:

Fair value of purchase consideration
Cash	$97,846
Common stock (604 shares)	97,647
Total	$195,493

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

The amounts of revenue and earnings of Playdots included in our Consolidated Statement of Operations from the acquisition date to the period ending December 31, 2020 are as follows:

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Net revenue	7,269	8,503
Net income (loss)	(12,368)	(18,417)

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and nine months ended December 31, 2020 and 2019, as though the acquisition had occurred on April 1, 2019, the beginning of Fiscal 2020, and Playdots had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Pro-forma Net revenue	$860,000	$937,690	$2,553,352	$2,341,580
Pro-forma Net income	$182,951	$153,691	$360,201	$247,406

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Playdots and not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2020 and are not indicative of the future operating results of the combined company. The financial information for Playdots prior to the acquisition has been included in the pro-forma results of operations and includes certain adjustments to the historical consolidated financial statements of Playdots to align with our accounting policies. The pro-forma consolidated results of operations also include the business combination accounting effects resulting from the acquisition, including amortization expense related to finite-lived intangible assets acquired and the related tax effects assuming that the business combination occurred on April 1, 2019.

Transaction costs of $41 and $2,553 for the three and nine months ended December 31, 2020, respectively, which have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

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
Overview
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point, and Playdots. Our products are currently designed for console gaming systems, such as Sony's PlayStation®4 ("PS4") and PlayStation 5 ("PS5"), Microsoft's Xbox One® ("Xbox One") and Xbox Series X ("Xbox Series X"), and Nintendo's Switch™ ("Switch"), and personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 335 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold in over 140 million units worldwide and includes access to Grand Theft Auto Online. On October 26, 2018, Rockstar Games launched Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records. To date, Red Dead Redemption 2 has sold-in more than 35 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, content, and virtual currency.
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
On September 4, 2020, we acquired privately held Playdots, Inc. ("Playdots") for consideration having an acquisition date fair value of $195.5 million, consisting of $97.8 million in cash and the issuance of 0.6 million shares of our common stock. (See Note 16 of our Condensed Consolidated Financial Statements.) Founded in 2013 and based in New York City, Playdots builds mobile games with unique and thoughtful designs. They are best known for Two Dots, which has been downloaded over 80 million times since its launch six years ago and continues to deeply engage audiences throughout the world.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 51 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 28.9% of our net revenue for the nine months ended December 31, 2020. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 pandemic related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, such as our transition to working from home, based on our concern for the health and safety of our teams, for the vast majority of our teams, which to date has resulted in minimal disruption. However, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 77.4% and 70.0% of net revenue during the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and March 31, 2020, our five largest customers comprised 71.8% and 58.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 59.1% and 48.8% of such balance at December 31, 2020 and March 31, 2020, respectively. We had two customers who accounted for 39.5% and 19.6%, respectively, of our gross accounts receivable as of December 31, 2020 and two customers who accounted for 29.4% and 19.4%, respectively, of our gross accounts receivable as of March 31, 2020. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could adversely affect our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, such as Sony's PS4 and PS5, Microsoft's Xbox One and Xbox Series X, and Nintendo's Switch, which comprised 75.4% of our net revenue by product platform for the nine months ended December 31, 2020. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment playable on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events may affect the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 85.5% of our net revenue for the nine months ended December 31, 2020. We expect online delivery of games and game offerings to continue to grow and to continue to be the primary part of our business over the long-term.

Product Releases
We released the following key titles during the nine months ended December 31, 2020:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
PGA TOUR 2K21	2K	External	PS4, Xbox One, Switch, PC, Stadia	August 21, 2020
NBA 2K21	2K	Internal	PS4, Xbox One, Switch, PC, Stadia	September 4, 2020
WWE 2K Battlegrounds	2K	External	PS4, Xbox One, Switch, PC, Stadia	September 18, 2020
Mafia I: Definitive Edition	2K	External	PS4, Xbox One, PC	September 25, 2020
Borderlands 3	2K	External	Xbox Series X (digital only)	November 10, 2020
NBA 2K21	2K	Internal	Xbox Series X	November 10, 2020
Borderlands 3	2K	External	PS5 (digital only)	November 12, 2020
NBA 2K21	2K	Internal	PS5	November 12, 2020
Red Dead Online - Standalone	Rockstar Games	Internal	PS4, Xbox One, PC, Steam, Epic Store	December 1, 2020
Product Pipeline
We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Grand Theft Auto V	Rockstar Games	Internal	PS5, Xbox Series X	Fiscal 2022
Kerbal Space Program 2	Private Division	Internal	PS4, Xbox One, PC	Fiscal 2023

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
During the nine months ended December 31, 2020 there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Topic 326, Financial Instruments - Credit Losses. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020	2019	Increase/ (decrease)	% Increase/ (decrease)	2020	2019	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$814,282	$888,179	$(73,897)	(8.3)%	$2,768,066	$2,260,935	$507,131	22.4%
For the three months ended December 31, 2020, Net Bookings decreased by $73.9 million as compared to the prior year period due primarily to a decrease in Net Bookings from The Outer Worlds, which released in October 2019, Red Dead Redemption 2, which released on PC in November 2019, our WWE 2K franchise, which benefited from the release of WWE 2K20 in the prior year period, and Borderlands 3, which released in September 2019, partially offset by an increase in Net Bookings from our NBA 2K franchise, Grand Theft Auto Online, and our Mafia franchise.
For the nine months ended December 31, 2020, Net Bookings increased by $507.1 million as compared to the prior year period due primarily to increases from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, our Mafia franchise, PGA TOUR 2K21, which released in August 2020, Dragon City, and Two Dots, which was part of our Playdots Inc. acquisition completed in September 2020, partially offset by a decrease in Net Bookings from Borderlands 3, and The Outer Worlds, which released in October 2019.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(thousands of dollars)	2020		2019		2020		2019
Net revenue	$860,889	100.0%	$930,129	100.0%	$2,533,341	100.0%	$2,328,429	100.0%
Cost of goods sold	346,244	40.2%	437,093	47.0%	1,255,438	49.6%	1,146,810	49.3%
Gross profit	514,645	59.8%	493,036	53.0%	1,277,903	50.4%	1,181,619	50.7%
Selling and marketing	139,906	16.3%	137,068	14.7%	338,376	13.4%	378,455	16.3%
General and administrative	98,624	11.5%	84,531	9.1%	292,230	11.5%	236,023	10.1%
Research and development	86,428	10.0%	82,520	8.9%	233,752	9.2%	227,680	9.8%
Depreciation and amortization	14,007	1.6%	12,330	1.3%	40,116	1.6%	35,611	1.5%
Business reorganization	(377)	—%	(246)	—%	(138)	—%	467	—%
Total operating expenses	338,588	39.3%	316,203	34.0%	904,336	35.7%	878,236	37.7%
Income from operations	176,057	20.5%	176,833	19.0%	373,567	14.7%	303,383	13.0%
Interest and other, net	1,098	0.1%	11,943	1.3%	12,022	0.5%	30,422	1.3%
Gain on long-term investments, net	39,291	4.6%	—	—%	38,636	1.5%	—	—%
Income before income taxes	216,446	25.1%	188,776	20.3%	424,225	16.7%	333,805	14.3%
Provision for income taxes	34,198	4.0%	25,134	2.7%	54,151	2.1%	52,068	2.2%
Net income	$182,248	21.2%	$163,642	17.6%	$370,074	14.6%	$281,737	12.1%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
Net revenue by geographic region:
United States	$528,324	61.4%	$536,841	57.7%	$1,502,397	59.3%	$1,361,981	58.5%
International	332,565	38.6%	393,288	42.3%	1,030,944	40.7%	966,448	41.5%
Net revenue by platform:
Console	$656,079	76.2%	$679,799	73.1%	$1,909,033	75.4%	$1,766,431	75.9%
PC and other	204,810	23.8%	250,330	26.9%	624,308	24.6%	561,998	24.1%
Net revenue by distribution channel:
Digital online	$728,510	84.6%	$700,321	75.3%	$2,166,035	85.5%	$1,743,876	74.9%
Physical retail and other	132,379	15.4%	229,808	24.7%	367,306	14.5%	584,553	25.1%
Net revenue by content:
Recurrent consumer spending	$533,475	62.0%	$340,496	36.6%	$1,508,604	59.5%	$1,354,607	58.2%
Full game and other	327,414	38.0%	589,633	63.4%	1,024,737	40.5%	973,822	41.8%

Three Months Ended December 31, 2020 Compared to December 31, 2019

(thousands of dollars)	2020	%	2019	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$860,889	100.0%	$930,129	100.0%	$(69,240)	(7.4)%
Software development costs and royalties (1)	83,514	9.7%	130,985	14.1%	(47,471)	(36.2)%
Internal royalties	137,657	16.0%	166,432	17.9%	(28,775)	(17.3)%
Product costs	67,156	7.8%	90,959	9.8%	(23,803)	(26.2)%
Licenses	57,917	6.7%	48,717	5.2%	9,200	18.9%
Cost of goods sold	346,244	40.2%	437,093	47.0%	(90,849)	(20.8)%
Gross profit	$514,645	59.8%	$493,036	53.0%	$21,609	4.4%
_______________________________________________________________________________
(1)Includes $13,100 and $33,048 of stock-based compensation expense in 2020 and 2019, respectively, in software development costs and royalties.
For the three months ended December 31, 2020, net revenue decreased by $69.2 million as compared to the prior year period. The decrease was due to a decrease in net revenue of (i) $138.0 million from The Outer Worlds, which released in October 2019, (ii) $106.3 million from Red Dead Redemption 2, which released on PC in November 2019, (iii) $39.4 million from Borderlands 3, which released in September 2019, and (iv) $27.7 million from our WWE 2K franchise, which benefited from the release of WWE 2K20 in the prior year period. These decreases were partially offset by an increase in net revenue of (i) $130.0 million from our NBA 2K franchise, (ii) $58.1 million from Grand Theft Auto Online, (iii) $27.6 million from our Mafia franchise, and (iv) $16.8 million from PGA TOUR 2K21, which released in August 2020.
Net revenue from console games decreased by $23.7 million and accounted for 76.2% of our total net revenue for the three months ended December 31, 2020, as compared to 73.1% for the prior year period. The decrease was due to a decrease in net revenue from The Outer Worlds, Red Dead Redemption 2, our WWE 2K franchise, and Borderlands 3, partially offset by an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, and our Mafia franchise. Net revenue from PC and other decreased by $45.5 million and accounted for 23.8% of our total net revenue for the three months ended December 31, 2020, as compared to 26.9% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, which released on PC in November 2019, The Outer Worlds, and Borderlands 3, partially offset by an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, Dragon City, our Mafia franchise, Two Dots, and our NBA 2K franchise.
Net revenue from digital online channels increased by $28.2 million and accounted for 84.6% of our total net revenue for the three months ended December 31, 2020, as compared to 75.3% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, our Mafia franchise, and PGA TOUR 2K21, partially offset by a decrease in net revenue from The Outer Worlds, Red Dead Redemption 2, and Borderlands 3. Net revenue from physical retail and other channels decreased by $97.4 million and accounted for 15.4% of our total net revenue for the three months ended December 31, 2020, as compared to 24.7% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from Red Dead Redemption 2, The Outer Worlds, and our WWE 2K franchise.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $193.0 million and accounted for 62.0% of net revenue for the three months ended December 31, 2020, as compared to 36.6% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, Dragon City, and Two Dots, partially offset by a decrease in net revenue from Red Dead Redemption 2. Net revenue from full game and other decreased by $262.2 million and accounted for 38.0% of net revenue for the three months ended December 31, 2020 as compared to 63.4% of net revenue for the prior year period. The decrease in net revenue from full game and other was due to a decrease in net revenue from The Outer Worlds, Red Dead Redemption 2, Borderlands 3, and our WWE 2K franchise, partially offset by an increase in net revenue from our Mafia franchise.
Gross profit as a percentage of net revenue for the three months ended December 31, 2020 was 59.8% as compared to 53.0% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower capitalized software amortization due primarily to the timing of releases, lower internal royalties due to the timing of when royalties are earned, and product costs based on the timing of releases.
Net revenue earned outside of the United States decreased by $60.7 million and accounted for 38.6% of our total net revenue for the three months ended December 31, 2020, as compared to 42.3% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Red Dead Redemption 2 and The Outer Worlds, partially offset by an increase in net revenue from Grand Theft Auto Online and our NBA 2K franchise. Changes in foreign currency exchange rates increased net revenue by $4.1 million and increased gross profit by $3.0 million for the three months ended December 31, 2020 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$139,906	16.3%	$137,068	14.7%	$2,838	2.1%
General and administrative	98,624	11.5%	84,531	9.1%	14,093	16.7%
Research and development	86,428	10.0%	82,520	8.9%	3,908	4.7%
Depreciation and amortization	14,007	1.6%	12,330	1.3%	1,677	13.6%
Business reorganization	(377)	—%	(246)	—%	(131)	53.3%
Total operating expenses(1)	$338,588	39.3%	$316,203	34.0%	$22,385	7.1%
_______________________________________________________________________________
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
Selling and marketing	$4,131	$4,113
General and administrative	15,538	14,911
Research and development	8,347	11,327
Changes in foreign currency exchange rates increased total operating expenses by $3.6 million for the three months ended December 31, 2020, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $2.8 million for the three months ended December 31, 2020, as compared to the prior year period, due primarily to increases in (i) personnel expenses due to increased headcount and higher incentive compensation, (ii) IT expenses for cloud-based services, and (iii) customer service expenses. The increase was partially offset by lower overall marketing expense due to lower marketing expenses for Red Dead Redemption 2, The Outer Worlds, our WWE 2K franchise, Borderlands 3, and Civilization VI, partially offset by higher marketing expenses for Grand Theft Auto Online, our NBA 2K franchise, Two Dots, Word Life, Dragon City, Red Dead Online, and our Mafia franchise.
General and administrative
General and administrative expenses increased by $14.1 million for the three months ended December 31, 2020, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount and higher incentive compensation, (ii) professional fees related to consulting, including for our offer to acquire Codemasters Group Holdings PLC, a UK-based game publisher and developer, and (iii) IT expenses for cloud-based services.
General and administrative expenses for the three months ended December 31, 2020 and 2019 included occupancy expense (primarily rent, utilities and office expenses) of $6.8 million and $6.6 million, respectively, related to our development studios.

Research and development
Research and development expenses increased by $3.9 million for the three months ended December 31, 2020, as compared to the prior year period, due primarily to increases in (i) personnel expenses for higher incentive compensation and (ii) IT expenses for cloud-based services. These increases were partially offset by (i) lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to the prior year, and (iii) lower travel expenses due to restrictions as a result of the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses increased by $1.7 million for the three months ended December 31, 2020 as compared to the prior year period, due primarily to IT infrastructure and leasehold improvements for new office locations.
Business reorganization
For the three months ended December 31, 2020, business reorganization expense decreased by $0.1 million as compared to the prior year period and was not material.
Interest and other, net
Interest and other, net was income of $1.1 million for the three months ended December 31, 2020, as compared to $11.9 million for the prior year period. The change was due primarily to lower interest income due to lower interest rates.
Gain on long-term investments, net
Gain on long-term investments, net for the three months ended December 31, 2020 was $39.3 million and was due primarily to the sale of a portion of one of our investments and the resulting change in value based on the observable price change of the remaining portion of that investment.
Provision for Income Taxes
The provision for income taxes for the three months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $34.2 million for the three months ended December 31, 2020 as compared to $25.1 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 15.8% for the three months ended December 31, 2020 was due primarily to a tax benefit of $7.1 million from tax credits and excess tax benefits of $3.4 million from employee stock-based compensation offset by the geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 13.3% for the three months ended December 31, 2019 was due primarily to a tax benefit of $9.1 million as a result of tax credits anticipated to be utilized and $2.6 million due to a geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased expense related to the geographic mix of earnings and decreased tax credits, partially offset by increased excess tax benefits from employee stock-based compensation in the current period.
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
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. An additional economic stimulus package, the Consolidated Appropriations Act, 2021, was approved on December 27, 2020. We do not expect that these measures will have a material impact to our Consolidated Financial Statements.
Net income and earnings per share
For the three months ended December 31, 2020, net income was $182.2 million, as compared to $163.6 million in the prior year period. Diluted earnings per share for the three months ended December 31, 2020 was $1.57, as compared to diluted earnings per share of $1.43 in the prior year period. Diluted weighted average shares of 116.1 million were 1.9 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Nine Months Ended December 31, 2020 Compared to December 31, 2019

(thousands of dollars)	2020	%	2019	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,533,341	100.0%	$2,328,429	100.0%	$204,912	8.8%
Software development costs and royalties (1)	374,332	14.8%	451,422	19.4%	(77,090)	(17.1)%
Internal royalties	479,524	18.9%	339,312	14.6%	140,212	41.3%
Product costs	194,702	7.7%	225,162	9.7%	(30,460)	(13.5)%
Licenses	206,880	8.2%	130,914	5.6%	75,966	58.0%
Cost of goods sold	1,255,438	49.6%	1,146,810	49.3%	108,628	9.5%
Gross profit	$1,277,903	50.4%	$1,181,619	50.7%	$96,284	8.1%
(1)Includes $61,529 and $91,678 of stock-based compensation expense in 2020 and 2019, respectively, in software development costs and royalties.
For the nine months ended December 31, 2020, net revenue increased by $204.9 million as compared to the prior year period. The increase was due primarily to an increase in net revenue of (i) $258.9 million from our NBA 2K franchise, (ii) $227.0 million from Grand Theft Auto Online and Grand Theft Auto V, (iii) $68.6 million from our Mafia franchise, (iv) $52.4 million from PGA TOUR 2K21, which released in August 2020, and (vi) $24.7 million from Red Dead Online. These increases were offset by a decrease in net revenue of (i) $193.6 million from Borderlands 3, which released in September 2019, (ii) $134.3 million from Red Dead Redemption 2, which released on PC in November 2019, and (iii) $126.3 million from The Outer Worlds, which released in October 2019.
Net revenue from console games increased by $142.6 million and accounted for 75.4% of our total net revenue for the nine months ended December 31, 2020, as compared to 75.9% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, our Mafia franchise, and PGA TOUR 2K21, partially offset by a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, and The Outer Worlds. Net revenue from PC and other increased by $62.3 million and accounted for 24.6% of our total net revenue for the nine months ended December 31, 2020, as compared to 24.1% for the prior year period. The increase was due to an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, Civilization VI, Dragon City, our Mafia franchise, and Red Dead Online and Red Dead Redemption 2, which released on PC in November 2019, partially offset by a decrease in net revenue from Borderlands 3 and The Outer Worlds.
Net revenue from digital online channels increased by $422.2 million and accounted for 85.5% of our total net revenue for the nine months ended December 31, 2020, as compared to 74.9% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, our Mafia franchise, and PGA TOUR 2K21, partially offset by a decrease in net revenue from Borderlands 3 and The Outer Worlds. Net revenue from physical retail and other channels decreased by $217.2 million and accounted for 14.5% of our total net revenue for the nine months ended December 31, 2020, as compared to 25.1% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, and The Outer Worlds, partially offset by an increase in net revenue from our Mafia franchise.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $534.8 million and accounted for 59.5% of net revenue for the nine months ended December 31, 2020, as compared to 41.8% of net revenue for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, Red Dead Online, Civilization VI, and Dragon City. Net revenue from full game and other decreased by $329.9 million and accounted for 40.5% of net revenue for the nine months ended December 31, 2020 as compared to 58.2% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, and The Outer Worlds, partially offset by an increase in net revenue from our Mafia franchise, and PGA TOUR 2K21.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2020 was 50.4% as compared to 50.7% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher internal royalties and license royalties due primarily to the timing of when royalties are earned, partially offset by lower development royalties, capitalized software amortization, and product costs based on the timing of releases.
Net revenue earned outside of the United States increased by $64.5 million, and accounted for 40.7% of our total net revenue for the nine months ended December 31, 2020, as compared to 41.5% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, our Mafia franchise, PGA TOUR 2K21, and Dragon City, partially offset by a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, and The Outer Worlds. Changes in foreign currency exchange rates increased net revenue by $6.4 million and increased gross profit by $4.7 million for the nine months ended December 31, 2020 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2020	% of net revenue	2019	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$338,376	13.4%	$378,455	16.3%	$(40,079)	(10.6)%
General and administrative	292,230	11.5%	236,023	10.1%	56,207	23.8%
Research and development	233,752	9.2%	227,680	9.8%	6,072	2.7%
Depreciation and amortization	40,116	1.6%	35,611	1.5%	4,505	12.7%
Business reorganization	(138)	—%	467	—%	(605)	(129.6)%
Total operating expenses (1)	$904,336	35.7%	$878,236	37.7%	$26,100	3.0%
(1)Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2020	2019
Selling and marketing	13,298	14,333
General and administrative	$42,568	$42,054
Research and development	22,440	28,633
Changes in foreign currency exchange rates increased total operating expenses by $4.3 million for the nine months ended December 31, 2020, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $40.1 million for the nine months ended December 31, 2020, as compared to the prior year period, due primarily to lower overall marketing expenses due to lower marketing expenses for Borderlands 3, Red Dead Redemption 2, The Outer Worlds, and our WWE 2K franchise, partially offset by higher marketing expenses for Dragon City, Word Life, and Two Dots. This decrease was partially offset by higher personnel expenses due to increased headcount and higher incentive compensation.
General and administrative
General and administrative expenses increased by $56.2 million for the nine months ended December 31, 2020, as compared to the prior year period, due to increases in (i) charitable contributions made in connection with our COVID-19 pandemic response and relief efforts, (ii) personnel expenses for additional headcount and higher incentive compensation, and (iii) professional fees related to consulting, including for our acquisition of Playdots and our offer to acquire Codemasters Group Holdings PLC.

General and administrative expenses for the nine months ended December 31, 2020 and 2019 included occupancy expense (primarily rent, utilities and office expenses) of $20.5 million and $18.9 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $6.1 million for the nine months ended December 31, 2020, as compared to the prior year period, due primarily to increases in (i) personnel expenses for higher headcount and higher incentive compensation, (ii) IT expenses for cloud-based services, (iii) online support costs, and (iv) professional fees. These increases were partially offset by (i) lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to the prior year and (ii) lower travel expenses due to restrictions as a result of the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2020 increased by $4.5 million, as compared to the prior year period, due primarily to leasehold improvements for new office locations and IT infrastructure.
Business reorganization
During the nine months ended December 31, 2020, as compared to the prior year period, business reorganization expense decreased $0.6 million and was not material.
Interest and other, net
Interest and other, net was income of $12.0 million for the nine months ended December 31, 2020, as compared to $30.4 million for the prior year period. The change was due primarily to lower interest income due to lower interest rates, partially offset by foreign currency gains including a $3.1 million reclassification from Accumulated other comprehensive loss as a result of discontinuing our cash flow hedge related to our cross-currency swap.

Gain on long-term investments, net
Gain on long-term investments, net for the nine months ended December 31, 2020 was $38.6 million and was due primarily to the sale of a portion of one of our investments and the resulting change in value based on the observable price change of the remaining portion of that investment.
Provision for Income Taxes
The provision for income taxes for the nine months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $54.2 million for the nine months ended December 31, 2020 as compared to a provision for income taxes of $52.1 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 12.8% for the nine months ended December 31, 2020 was due primarily to a benefit of $17.8 million as a result of tax credits anticipated to be utilized and excess tax benefits of $13.6 million from employee stock-based compensation.

In the prior year period, when compared to our blended statutory rate of 21%, the effective tax rate of 15.6% for the nine months ended December 31, 2019 was due primarily to a benefit of $15.1 million as a result of tax credits anticipated to be utilized, a tax benefit of $11.6 million from changes in unrecognized tax benefits due to audit settlements, and a benefit of $5.8 million from our geographic mix of earnings. To a lesser extent, the rate was also affected by excess tax benefits from employee stock-based compensation. These benefits were partially offset by a tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case, discussed below.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner, which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. During the nine months ended December 31, 2020, we removed the deferred tax asset and a deferred tax liability associated with this matter, resulting in a cumulative net discrete income tax expense of $19.8 million. The taxpayer in the case requested a rehearing before the full Ninth Circuit which was denied on November 12, 2019. In February 2020, the taxpayer appealed to the U.S. Supreme Court, which denied certiorari on June 22, 2020.
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
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures. An additional economic stimulus package, the Consolidated Appropriations Act, 2021, was approved on December 27, 2020. We do not expect that these measures will have a material impact to our Consolidated Financial Statements.
Net income and earnings per share
For the nine months ended December 31, 2020, net income was $370.1 million, as compared to $281.7 million in the prior year period. For the nine months ended December 31, 2020, diluted earnings per share was $3.20 as compared to diluted earnings per share of $2.47 in the prior year period. Diluted weighted average shares of 115.6 million were 1.6 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2020, we had $772.7 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of December 31, 2020, based on the composition of our investment portfolio and relatively lower interest rates as a result of the recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2020) or (b) 1.125% to 1.750% above LIBOR (approximately 1.44% at December 31, 2020), which rates are determined by reference to our consolidated total net leverage ratio.
As of December 31, 2020, there was $197.9 million available to borrow under the Credit Agreement, and we had $2.1 million of letters of credit outstanding. At December 31, 2020, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 77.4% and 70.0% of net revenue during the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and March 31, 2020, five customers accounted for 71.8% and 58.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 59.1% and 48.8% of such balances at December 31, 2020 and March 31, 2020, respectively. We had two customers who accounted for 39.5% and 19.6% of our gross accounts receivable as of December 31, 2020, respectively, and two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the first two quarters of fiscal year 2021. Included in our Restricted cash as of December 31, 2020, was the cash portion of our offer to acquire Codemasters Group Holdings PLC, a UK-based game publisher and developer. As of January 13, 2021, the offer lapsed, and the cash was no longer restricted.
As of December 31, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $845.3 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the nine months ended December 31, 2020, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10.4 million shares of our common stock under the program, and as of December 31, 2020, 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2020	2019
Net cash provided by operating activities	$787,661	$439,975
Net cash used in investing activities	(240,899)	(27,077)
Net cash used in financing activities	(46,371)	(60,745)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	19,006	(1,705)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$519,397	$350,448
At December 31, 2020, we had $2,512.8 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,993.4 million at March 31, 2020. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in investing activities primarily related to changes in bank time deposits and net purchases of available for sale securities, our purchase of Playdots, as well as purchases of fixed assets and (2) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards.
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
Off-Balance Sheet Arrangements
As of December 31, 2020 and March 31, 2020, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended December 31, 2020 and 2019, 38.6% and 42.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2020, we had $772.7 million of short-term investments, which included $654.7 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $1,649.8 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2020.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2020), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 1.44% at December 31, 2020), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At December 31, 2020, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended December 31, 2020 and 2019, our foreign currency translation adjustment was a gain of $30.1 million and a gain of $18.2 million, respectively. For the nine months ended December 31, 2020 and 2019, our foreign currency translation adjustment was a gain of $53.7 million and a loss of $3.2 million, respectively. For the three months ended December 31, 2020 and 2019, we recognized a foreign currency exchange transaction gain of $0.4 million and a gain of $1.0 million, respectively, and for the nine months ended December 31, 2020 and 2019, we recognized a foreign currency exchange transaction gain of $5.4 million and a loss of $1.7 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2020, we had $114.1 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $81.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2020, we had $122.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2020 and 2019, we recorded a loss of $5.8 million and a loss of $0.6 million, respectively. For the nine months ended December 31, 2020 and 2019, we recorded a loss of $9.5 million and a loss of $1.6 million. As of December 31, 2020, the fair value of these outstanding forward contracts was an immaterial gain and was included in Accrued expenses and other current liabilities, and, as of March 31, 2020, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended December 31, 2020, 38.6% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended December 31, 2020, we did not make any repurchases of our common stock in the open market. As of December 31, 2020, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2020:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2020	—	$—	—	3,818
November 1-30, 2020	—	$—	—	3,818
December 1-31, 2020	—	$—	—	3,818

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended December 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 8, 2021	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2021	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)