Form 10-K
period 2021-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2021-05-19
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $13,938,279,654.
As of May 5, 2021, there were 115,656,093 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I

Item 1.    Business
General
    We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point, and Playdots. Our products are currently designed for console gaming systems, including, but not limited to, the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation5 ("PS5"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox Series X|S ("Xbox Series X|S"), and Nintendo's SwitchTM ("Switch"), as well as personal computers ("PC"), including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
    Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Financial Information—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov.
Strategy
    Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.

    Support World-Class Creative Teams.    Creativity and innovation remain the core tenets of our organization and are the lifeblood of our ongoing success. We have 5,079 employees working in game development in studios around the world, including some of the most well-known names in the business. The creative teams at Rockstar Games and 2K are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, Private Division is dedicated to bringing titles from top independent developers to market, and Social Point and Playdots further enhance our development capabilities with a track record of producing multiple hits in the free-to-play mobile sector. Whether expanding our portfolio of franchises, launching new intellectual property, or providing innovative ways for audiences to remain captivated and engaged, we prioritize producing the highest quality entertainment experiences. We support our teams by focusing on talent retention and acquisition, and our label structure enables us to target distinct market segments and opportunities.
    Focus on Core Strength of Producing High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally owned and developed intellectual properties. We currently own the intellectual property rights to 27 proprietary brands. In addition, we selectively develop titles based on licensed properties, including sports leagues, and also publish externally developed titles.
    We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to assess titles after release by measuring their performance in the market and the return on our investment. We apply this process to all of our products, whether internally or externally developed. The product investment review process includes reviews of each project at various stages of development by our executive management team and the senior management of our publishing labels and also includes coordination between our sales and marketing personnel before the launch of titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.
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
    Leverage Emerging Technologies, Platforms, and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played online and on mobile platforms, such as tablets and smartphones, presents opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download. We provide a variety of digitally delivered products and offerings, which typically have a higher gross margin than physically delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own or third-party websites). We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience. We aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases.
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
Our Businesses
    Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, South Korea, Spain, the United Kingdom (U.K.), and the United States (U.S.). As of March 31, 2021, we had a research and development staff of 5,079 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.

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
    Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 335 million units worldwide. The latest installment, Grand Theft Auto V, has sold-in over 145 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 35 million units worldwide to date. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content.
    2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes externally developed franchises such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences.
    Private Division.    Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program. Private Division also released The Outer Worlds and Ancestors: The Humankind Odyssey, based on new IP from renowned industry creative talent. Kerbal Space Program 2 is planned for release in fiscal year 2023.
    Social Point.    Social Point develops and publishes popular free-to-play mobile games that deliver high quality, deeply-engaging entertainment experiences, including its two most successful games, Dragon City and Monster Legends. In addition, Social Point has a robust development pipeline with a number of exciting games planned for launch in the coming years.
Playdots.    On September 4, 2020, we acquired privately held Playdots, Inc. ("Playdots") for consideration having an acquisition date fair value of $195.5 million, consisting of $97.8 million in cash and the issuance of 0.6 million shares of our common stock. (See Note 22 - Acquisitions of our Consolidated Financial Statements.) Founded in 2013 and based in New York, New York, Playdots builds mobile games with unique and thoughtful designs. Playdots is best known for Two Dots, which has been downloaded over 80 million times since its launch six years ago and continues to deeply engage audiences throughout the world.
    We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game, that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 52 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
    We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August in each of the NBA 2K League's first three seasons. The NBA 2K League's fourth season is set to take place in calendar year 2021.

Intellectual Property
    Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include BioShock, Bully, Carnival Games, Dragon City, Grand Theft Auto, Kerbal Space Program, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Monster Legends, Red Dead, Sid Meier's Civilization, Two Dots, and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.
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
Manufacturing
    Platform manufacturers, such as Sony, Microsoft, and Nintendo, either manufacture or control the selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Nintendo, or Microsoft's approved replicator and then send software code to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.
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
    Sony. Effective March 23, 2017, we entered into a PlayStation Global Developer and Publisher Agreement with Sony Computer Entertainment, Inc. and certain of its affiliates, pursuant to which Sony granted us the right and license to develop, publish, have manufactured, market, advertise, distribute and sell PlayStation compatible products for all PlayStation systems. The agreement requires us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured or revenue from digitally downloaded content. In addition, products for PlayStation systems are required to be manufactured by Sony-approved manufacturers. On September 30, 2020, we entered into a PlayStation 5 Amendment, with an effective date of May 1, 2020 (the “PS5 Amendment”), to our existing PlayStation Global Developer and Publisher Agreement. The PS5 Amendment amends the existing agreement to include the PlayStation 5 interactive entertainment system in the definition of systems in the agreement and to extend all of the terms and conditions of the existing agreement to our PlayStation 5 products and services.
    The term of the agreement, as amended, expires on March 31, 2022, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
    Microsoft. Under the terms of the license agreements that we have entered into with Microsoft Corporation and its affiliates, Microsoft granted us the right and license to develop, publish, have manufactured, market, advertise, distribute and sell Xbox compatible products. The agreements require us to submit products to Microsoft for approval and to make royalty payments to Microsoft based on the number of units manufactured or revenue from digitally downloaded content. In addition, products for the Xbox consoles are required to be manufactured by Microsoft-approved manufacturers.
    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and together with Xbox 360 Agreement, the “Xbox Agreements”). The term of Xbox 360 Agreement expires on May 31, 2022, and the term of the Xbox Next Gen Agreement expires on March 31, 2023, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
Sales
    We sell software titles both physically and digitally through direct relationships with large retail customers, including digital storefronts and platform partners, and third-party distributors. Our top customers include, among others, Sony, Microsoft, Steam, GameStop, Epic, Apple, and Google. We sell our products globally and have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, South Korea, Spain, Taiwan, the United Kingdom, and the United States.
    We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2021 accounted for 78.4% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2021.
    We also distribute our titles, add-on content, and in-game purchases through direct digital download to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be a significant channel for the sale of our console products for the foreseeable future.
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
•Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, attendance at trade shows as well as product sampling through demonstration software distributed via the Internet or the digital online services.
    As of March 31, 2021, we had a sales and marketing staff of 651 people.
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
Competition
    In our business, we compete with:
•Other interactive entertainment companies, including those offering mobile games, that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Activision Blizzard, Inc., Electronic Arts Inc., and Ubisoft Entertainment S.A.
•Sony, Microsoft, and Nintendo for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

•Other software, hardware, entertainment, and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.
•Other forms of entertainment such as motion pictures, television, social networking, online computer programs, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.
    Competition in the entertainment software industry is based on innovation, features, playability, product quality, brand name recognition, compatibility with popular platforms, access to distribution channels, price, marketing, and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. For physical sales, competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores.
International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2021, 2020 and 2019, we earned 40.2%, 42.5% and 46.5%, respectively, of our net revenue outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 2 to our Consolidated Financial Statements.
Segment and Geographic Information
    We have one operating and reportable segment. See Notes 1, 2, and 9 to our Consolidated Financial Statements.
Human Capital
    Human Capital Management. One of Take-Two’s most important assets is our people. With 6,495 full-time employees as of March 31, 2021, of which 3,341 were employed outside of the United States, we are constantly focused on our teams – their success, their structure and how best to support them given their particular needs and projects. 49% of our employees are located in North America, 35% in Europe, and 16% in the Asia-Pacific region; 77% of our employees are focused on product development.
Due to COVID-19, this past year was a challenging one for our employees, and, given the largely remote working environment, we implemented programs to make sure our people felt supported in their roles, providing enhanced manager training to help strengthen teams despite the physical distance, broadening our wellness and mental health offerings, encouraging people to step away from their screens when they could and spending a lot of time listening to employee feedback.

Despite the challenges of the pandemic, creativity and innovation remained the core tenets of our organization and the lifeblood of our ongoing success. The creative teams at our labels are renowned for their consistent ability to deliver games that set new benchmarks for excellence. We support our creative and corporate teams by focusing on talent retention and acquisition, including through: offering job development and skills training initiatives, extensive employee benefits and numerous well-being programs, and partnering with the leadership at our labels to foster the types of cultures our leaders believe best support and grow the creative processes for their particular teams.

Diversity, Equity, and Inclusion. We firmly believe that diverse teams are more valuable and effective, and that diversity is key to our success. We are committed to enhancing workforce diversity at Take-Two, and we strive to provide an inclusive workplace in which everyone feels respected, heard, and safe. We believe our culture of compassion and respect fosters a warm, welcoming environment for all qualified candidates and colleagues. Specific efforts we take include company-sponsored service projects in the communities in which we operate; providing financial and other support to organizations working to eradicate social and racial injustice as well as providing educational, athletic, and other opportunities to underserved communities; working with organizations to support the rights of the LGBTIQ community; endeavoring to expand the diversity of our industry’s candidate pool through scholarships to minority game design students and contributions to organizations providing STEM opportunities to children in underserved communities; delivering interview training and career counseling to young adults in those same communities; and celebrating cultural differences through various employee affinity groups and company events and offerings.

Talent Assessment & Development and Employee Experience. We strongly believe in internal growth opportunities and career development tracks. We also recognize the importance of our employees staying current in an ever-changing industry. To that end, our global Learning & Development team curates a wide variety of training materials and programs targeting both hard skills development and career progression as well as programs in leadership development and employee round tables. Further, our compliance training program seeks to ensure that our employees recognize and report any signs of harassment, discrimination, retaliation, or other inappropriate behaviors in the workplace and that they understand and abide by our Code of Business Conduct and other internal policies.

Our learning and development programs are designed to be closely aligned with our performance management process and succession planning. Our formalized performance management process provides the platform for evaluating each individual employee’s contributions to the team and our success, with a focus on regular communication and transparency. We work hard to ensure that development opportunities are individually tailored and that all decisions regarding hiring, career progression, and compensation are based on qualifications, work ethic, and job performance.

Beyond formal performance management, we check in with our teams throughout the year with global town hall meetings, "pulse" surveys, culture assessments and team qualities and values workshops. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of The Wall Street Journal’s Best Managed US Companies in 2018, included among EM360’s Top 10 Companies with the Best Employee/Employer Relations in 2019, and listed on Fortune’s Great Places to Work list in 2019 and 2021 and Best Places to Work in NYC list in 2020.

Compensation and Benefits. The main objectives of our compensation and benefit programs are to attract, retain, motivate, and reward our employees, who operate in a highly competitive and technologically challenging environment. We offer competitive compensation packages designed to incentivize high individual and company performance. We regularly review our compensation and benefits packages from both an internal and external standpoint to ensure competitiveness, including through industry benchmarking analysis. We seek to link compensation (including annual changes in compensation) to our overall and business unit performance, as well as each individual’s contribution to the results achieved. The emphasis on our overall performance is intended to align our employees’ financial interests with the interests of our shareholders. In addition to awarding Restricted Stock Units to employees at certain levels, we also offer an Employee Stock Purchase Plan to further align the interests of our employees with our shareholders.

We also provide a comprehensive benefits package that includes traditional offerings, such as medical, dental vision, retirement, disability, accident and life insurance, prescription drugs, and leaves, and also includes programs such as well-being, fitness reimbursement, mental health benefits, mental health awareness training for Human Resources personnel and managers throughout the Company, and charitable giving with a company match. We have hosted 100+ company-wide bootcamps to promote physical fitness and employee comradery.

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
Risks relating to our business and industry
Our results of operations may be materially adversely impacted by the coronavirus pandemic (COVID-19).
Our results of operations may be materially adversely affected by COVID-19. The global spread of COVID-19 has created significant uncertainty, resulting in volatility and economic disruption. The extent to which COVID-19 has an impact on our business, operations, or financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; economic activity and related actions taken in response to the pandemic; the effect on consumer demand for our products and the discretionary spending patterns of our customers, including the ability of our customers to pay for our products; our ability to develop, market, and sell our products, including as a result of travel restrictions and people working from home; the impact on the operations of our counterparties, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products, and other third parties with which we partner (e.g. to market or ship our products); any closures of our, our customers', and counterparties' offices and facilities; additional volatility in exchange rates; the impact of potential inflation; and the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio.

Further, “shelter-in-place,” quarantine, or other such initiatives by governmental entities could also disrupt our operations. In such situations, if employees or third-party developers who cannot optimally perform their responsibilities from home are not able to or are unwilling to report to work, we may experience material interruptions in product development and delays in bringing products to market. Such circumstances may also impact the effectiveness of our quality controls and game testing measures. An increase in the number of employees working remotely also increases the potential adverse impact of risk associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breach, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks, can have adverse effects on our business. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Further, key personnel could contract COVID-19, hindering their availability and productivity.
Additionally, sports organizations' operations and seasons have and may be altered based on the response to COVID-19. Such events could affect the demand for our sports titles.
While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described elsewhere herein and could materially adversely affect our business, financial condition, results of operations or stock price. Additionally, while we have seen increased demand for our products due to stay-at-home orders, the curtailment of certain other forms of entertainment, and other pandemic-related factors that make consumers more inclined to spend time at home, benefiting our financial results and operating metrics, the trends in fiscal year 2021 with respect to our revenues, net income, and other financial results and operating metrics may not be indicative of results for future periods, particularly if these pandemic-related factors become less significant.
We are dependent on the future success of our Grand Theft Auto products, and we must continue to publish "hit" titles or sequels to such "hit" titles in order to compete successfully in our industry.
    Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 29.2% of our net revenue for the fiscal year ended March 31, 2021, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 84.1% of our net revenue for the fiscal year ended March 31, 2021. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
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

    A number of software publishers who compete with us have developed and commercialized or are currently developing online games. As technological advances significantly increase the availability of online games and as consumer acceptance of online gaming grows substantially, it could result in a decline in our platform-based software sales and negatively affect sales of such products.
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
    We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months for annual sports releases, to multiple years for certain of our top-selling titles. Therefore, our development costs can be substantial. If we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example, as a result of COVID-19, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.
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
    We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and PS5 and Microsoft's Xbox One and Xbox Series X|S, which comprised 74.6% of our net revenue by product platform for the fiscal year ended March 31, 2021. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.
In 2020, Sony and Microsoft each launched their respective next generation consoles. Historically, when next generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the products we publish may decline until new platforms achieve wide consumer acceptance. Console transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenues. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

Connectivity issues could affect our profitability and our ability to sell and provide online services for our products.
    We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, PlayStation Network, Steam, Epic, and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. Given the increasing global usage of online platforms, in part as a result of the COVID-19 pandemic, the risks of connectivity issues may be heightened. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide game-related services and could have a material adverse effect on our business, financial condition, and operating results.
We may experience declines or fluctuations in the recurring portion of our business.
    Our business model includes revenue that we expect to be recurring in nature, such as revenue from our annualized titles and associated services, and ongoing mobile businesses. While we have been able to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, for example, as a result of COVID-19, among others. Any decline or fluctuation in this portion of our business may have a negative impact on our financial and operating results.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our business.
    We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system disruptions, network failures, or security breaches could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats may be heightened as a result of an extended period of remote work arrangements due to COVID-19. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Any failure to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services, and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
    Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency or virtual assets that can be used or redeemed by a player within a particular game or service. Although we have implemented and continue to develop programs reasonably designed to prevent such negative impacts, the abuse or exploitation of our virtual economies can include the illegitimate generation and sale of virtual items in black markets. These kinds of activities and the steps that we take to address and prevent these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.

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
    In recent years, we have continued to invest in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grand Theft Auto and NBA 2K, as well as through our mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisitions of Social Point and Playdots, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
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
Our quarterly and annual operating results are dependent on the release of "hit" titles and therefore dependent on the timing of our product releases, which may cause our quarterly operating results to fluctuate significantly.
    We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or interrupted, as has happened as a result of COVID-19, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.
Price protection granted to our customers and returns of our published titles by our customers, or sales of used video games, may adversely affect our operating results.
    We are exposed to the risk of price protection and product returns with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations for customers, which include credits and returns, when demand for specific products falls below expectations. We grant price protection and accept returns in connection with our publishing arrangements, and revenue is recognized after deducting estimated price protection and reserves for returns. While we believe that we can reliably estimate price protection and returns, if price protection and return rates for our products exceed our reserves, our revenue could decline, which could have a material adverse effect on our business, financial condition, and operating results. Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers increase their sales of used video games, it could negatively affect our sales of new video games.
A limited number of customers account for a significant portion of our sales. The loss of a principal customer or other significant business relationship could seriously hurt our business.
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2021 accounted for 78.4% of our net revenue, with Sony and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
Furthermore, our customers may also be placed into bankruptcy, become insolvent, or be liquidated due to economic downturns, global credit contractions, or other factors, for example, as a result of COVID-19. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among large retailers. In addition, our results of operations may be adversely affected if certain of our customers who purchase on credit terms are no longer eligible to purchase on such terms due to their financial distress or lack of credit insurance, which may reduce the quantity of products they demand from us.
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
The increasing importance of digital sales exposes us to the risks of that business model, including greater competition.
    The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, may continue to increase. The increased importance of digital content delivery in our industry, including through subscription-based access to a portfolio of interactive content, increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is delivered through retail distribution. This shift also requires us to dedicate capital to developing and implementing alternative marketing strategies, which may not be successful. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition, and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers. The increasing importance of digital sales to our business could also result in increasing issues with our digital distribution process, including difficulties our distributors have with collecting from consumers and any associated rebates we would owe.
Our business is partly dependent on our ability to enter into successful software development arrangements with third parties.
    Our success depends on our ability to continually identify and develop new titles timely. We rely on third-party software developers for the development of some of our titles. Quality third-party developers are continually in high demand, and those who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited availability of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties, and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significant increases in our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have continued to increase and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us and have a material adverse effect on our business, financial condition, and operating results.
We cannot publish our titles without the approval of hardware licensors that are also our competitors.
    We are required to obtain licenses from certain of our competitors, including Sony and Microsoft, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles, and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. During or following a console transition, like the one that occurred in 2020, hardware platform manufacturers may seek to change the terms governing our relationships with them. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.
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
    Outside of fee arrangements, our agreements with our channel partners sometimes give them significant control over other aspects of the distribution of our products and services that we develop for their platform. If our channel partners establish terms that restrict our offerings through their channels, or significantly affect the financial terms on which these products or services are offered to our customers, we may be unable to distribute our product offerings through them or be forced to do so on materially worse financial or business terms in negotiating such various aspects of distribution. Increased competition for digital “shelf space” has put channel partners in more favorable bargaining positions in relation to such terms of distribution.
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
    We expect a significant portion of our games to be online enabled in the future, and therefore we must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected or if Internet bandwidth becomes limited, for example as a result of COVID-19-related increased worldwide demand, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.
    Because of the importance of our online business to our revenues and results of operations, our ability to access adequate Internet bandwidth and online computational resources to support our business is critical. If the price of such resources increases, we may not be able to increase our prices or subscriber levels to compensate for such costs, which could materially adversely affect our business, financial condition, and operating results.
We submit our products for rating by the Entertainment Software Rating Board ("ESRB") in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively affect our ability to distribute and sell those games, as could the re-rating of a game for any reason.
    We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules related to rating or marketing games, including revocation of a rating or monetary fines. Other countries require voluntary or government backed ratings as prerequisites for product sales. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. In addition, some of our titles may not be sold at all or without extensive edits in certain countries.
    In the U.S., if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. Many of our Rockstar titles and certain of our 2K titles have been rated "M" (age 17 and older) by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign-based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly affected.
    We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we publish were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative effect on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines, and penalties, and our reputation could be harmed, which could affect sales of our other video games. If any of these were to occur, our business and financial performance could be significantly harmed.
Content policies adopted by retailers, consumer opposition and litigation could negatively affect sales of our products.
    Retailers, including digital storefronts and platform partners, may decline to sell interactive entertainment software containing what they judge to be graphic violence, sexually explicit material, or other content that they deem inappropriate. If retailers decline to sell our products based on their opinion that they contain objectionable themes, graphic violence, sexually explicit material, or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence, sexual material, or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. An increase in the number of lawsuits filed by the families of victims of violence may trigger supplemental governmental scrutiny, damage our reputation, and negatively affect the sale of our products. Further, in 2019, the World Health Organization included "gaming disorder" in the 11th revision of the International Classification of Diseases, leading some to consider legislation and policies aimed at addressing this issue. In addition, public dialogue concerning interactive entertainment may have an adverse impact on our reputation and our customers' willingness to purchase our products.
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
    We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America, and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. In either the U.S. or other countries, trade legislation, such as a change in the current tariff structures, import/export compliance laws, or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. Additionally, cultural differences may affect consumer preferences and as a result, some of our "hit" products may not sell as well as they do in the U.S. Cultural differences may also require us to modify the content of our products or the method by which we charge our customers. If we do not correctly assess consumer preferences in the countries in which we sell our products, or respond to other risks related to our international operations, it could negatively affect our business.
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
    We incur legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
    In 2020, the U.K. left the European Union ("E.U.") ("Brexit"). Subsequently, the U.K. and the E.U. struck a bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "Trade and Cooperation Agreement"), which took effect on May 1, 2021. There remains unavoidable uncertainties and risks to our business related to Brexit and the new relationship between the U.K. and E.U., which will continue to be developed and defined. We are preparing to mitigate those risks with operational and commercial changes to the extent possible and warranted. However, the legal and regulatory landscape remains uncertain, and we have no assurance that such preparations will enable us to avoid a material adverse impact on our business from Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. For example, if there are changes to U.K. immigration policy as a result of Brexit, our employees and their ability to move freely between the E.U. member states for work-related matters could be affected.
    The effects of the U.K.'s future trade agreements with the E.U. or other nations could potentially disrupt the markets we serve and may cause us to lose customers, distributors, and employees. The Trade and Cooperation Agreement sets out preferential arrangements in areas such as the trade in goods and services but does not reach the level of integration that existed while the U.K. was an E.U. member state, which could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could negatively affect sales to consumers of our products. Without access to the single E.U. market, it may be more challenging and costly to distribute our products in Europe.
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
If we acquire or invest in other businesses, intellectual properties, or other assets, we may be unable to integrate them with our business, our financial performance may be impaired and/or we may not realize the anticipated financial and strategic goals for such transactions.
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
We are or may be subject to contractual covenants which place certain limitations on how we manage our business.
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
Risks related to legal or regulatory compliance
The laws and regulations concerning data privacy and certain other aspects of our business are continually evolving. Failure to comply with these laws and regulations could harm our business.
    We are subject to certain privacy and data protection laws, including those in the U.S. Certain activities related to processing the personal data of individuals in the E.U. are conducted by our U.K.-based data controller or our local entities in the E.U. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with privacy and data protection laws or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.
    Privacy and data protection laws and industry terms are rapidly changing and likely will continue to do so for the foreseeable future, which could have an impact on our approach to operating and marketing our games and which may harm the sales of our products or decrease the size of our potential audience. For example, the E.U. General Data Protection Regulation ("GDPR") and the UK Data Protection Act 2018 ("DPA 2018") both became effective in May 2018. GDPR and DPA 2018 apply to us because we receive and process the personal information of individuals in the E.U. and the U.K., and we maintain certain local entities in the E.U. and the U.K. responsible for processing personal information. GDPR and DPA 2018 contain significant penalties for non-compliance. Countries in the E.U. are still enacting national laws that correspond to certain portions of the GDPR. The U.K. also implemented an Age Appropriate Design Code that applies to how personal data is used for individuals up to age 18. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. California also enacted the California Privacy Rights Act ("CPRA"), which updates the CCPA, and Virginia enacted the Consumer Data Protection Act, both effective January 1, 2023. Other states, including Nevada, have enacted or are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. Further, and most notably in the mobile ecosystem, companies that provide the platforms on which our games are played are changing the terms on how publishers can collect and use personal data obtained from users on those platforms.
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
    It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions, and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results. Further, in 2019, the World Health Organization included "gaming disorder" in the 11th revision of the International Classification of Diseases, leading some to consider legislation and policies aimed at mitigating the overuse of, and overspending within, video games.
    Although we have structured and operate our skill tournaments and game mechanics, including random digital item mechanics, with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments or game mechanics could become subject to gambling-related rules and regulations, or be deemed violative of current rules and regulations, and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, random digital item mechanics may become subject to regulations in various jurisdictions. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Moreover, the inclusion of random digital item mechanics has attracted the attention of the interactive gaming community, and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S., the E.U., or elsewhere regarding these activities may lessen the growth of online or casual game services and impair our business. Also, existing laws or new laws regarding the marketing of in-game or in-app purchases, regulation of currency, banking institutions, unclaimed property, or money laundering may be interpreted to cover virtual currency or goods.
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
    Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the U.S., and adversely affect our business, financial condition and operating results. Other countries have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S. laws. In the U.S., proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to audiences under the ages of 17 or 18 , such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.
Change in government regulations relating to the Internet could have a negative impact on our business.
    We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws affecting "net neutrality" or measures enacted in certain jurisdictions as a result of the COVID-19 pandemic, could decrease the demand for our products and services or increase our cost of doing business.

Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S., and, following that decision, several states enacted net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
Risks related to financial and economic condition
Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.
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
    We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate or tax payable could be adversely affected by a variety of factors, including changes in the business, the mix and level of earnings between countries with differing statutory tax rates, changes in the realizability of deferred tax assets, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income or loss could be materially affected.
    On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which provided numerous tax and other stimulus measures. One such measure will expand limitation of compensation deductions for certain covered employees of publicly held corporations, beginning in 2027, to also include our next five highly compensated employees. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
In addition, numerous countries are evaluating their existing tax laws due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether, or in what form, any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.

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
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2021, 40.2% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
General Risk Factors
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
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Lunenburg, Oakville, Montreal and Parksville, Canada; Chengdu and Shanghai, China; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Mexico City, Mexico, Breda, Netherlands; Auckland, New Zealand; Singapore; Seoul, South Korea; Madrid and Barcelona, Spain; Luzerne, Switzerland; Taipei, Taiwan; Brighton, Dundee, London, Lincoln, Leeds, and Oxford, United Kingdom; and, in the United States: Agoura Hills, Carlsbad, Foothill Ranch, Petaluma, Moorpark, San Jose, and San Mateo California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Austin, Texas; and Kirkland and Seattle, Washington.
    For information regarding our lease commitments, see Note 14 - Leases to our Consolidated Financial Statements.
Item 3.    Legal Proceedings
    Refer to Note 15 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 61 as of May 6, 2021.
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
    The following line graph compares, from March 31, 2016 through March 31, 2021, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2016 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2021
* The graph and chart assume that $100 was invested on March 31, 2016 in the applicable stock or index and that all dividends were reinvested.

	March 31,
	2016	2017	2018	2019	2020	2021
Take-Two Interactive Software, Inc.	$100.00	$157.34	$259.57	$250.52	$314.87	$469.07
NASDAQ Composite Index	100.00	122.88	148.39	164.16	165.30	286.62
Peer Group	100.00	142.46	193.38	144.40	167.11	248.86
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
    During the fiscal years ended March 31, 2021, 2020, and 2019, we repurchased 0, 0, and 3,715,642 shares of our common stock in the open market, respectively, for $0.0 million, $0.0 million, and $362.4 million, respectively, including commissions, as part of the program. As of March 31, 2021, we had repurchased a total of 10,399,529 shares of our common stock under the program, and 3,818,154 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2021:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2021	—	—	—	3,818
February 1 - 28, 2021	—	$—	—	3,818
March 1 - 31, 2021	—	$—	—	3,818

Item 6.    Selected Financial Data
Not applicable
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
    We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point, and Playdots. Our products are currently designed for console gaming systems and PC, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.
Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 29.2% of our net revenue for the fiscal year ended March 31, 2021. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
    Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects, the impact of vaccination efforts or of the lifting of certain restrictions on them, and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We expect that engagement trends will continue to be notably higher than they were pre-pandemic; however, as the return to normalcy continues, we expect a moderation of the trends that benefited our industry over the past year. We have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, such as our transition, based on our concern for the health and safety of our teams, to working from home for the vast majority of our teams over the last year, which to date has resulted in minimal disruption. However, despite largely positive outcomes to date, these efforts may ultimately not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described, above, in Item 1A of this Form 10-K and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of COVID-19 may not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.

Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 78.4%, 71.5% and 70.1% of net revenue during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. As of March 31, 2021 and 2020, five customers comprised 77.6% and 58.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 69.2% and 48.8% of such balance at March 31, 2021 and 2020, respectively. We had two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021 and two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2021 and 2020. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic has led, and may continue to lead, to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
    Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 74.6% of our net revenue by product platform for the fiscal year ended

March 31, 2021. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, COVID-19 or other events, may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
    Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 86.6% of our net revenue for the fiscal year ended March 31, 2021. We expect online delivery of games and game offerings to continue to grow and to be the primary part of our business over the long term.
Content Release Highlights
    During fiscal year 2021, we released new content for a number of our biggest franchises, including, but not limited to Grand Theft Auto Online, Red Dead Online, Borderlands, and Sid Meier’s Civilization. Our 2K label also released NBA 2K21 and PGA TOUR 2K21.

To date we have announced that, during fiscal year 2022, Rockstar Games will release Grand Theft Auto V for the PS5 and Xbox Series X|S, Private Division will release OlliOlli World digitally, and 2K will release NBA 2K22 and WWE 2K22. In addition, throughout the year, we expect our labels to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long-term.
Fiscal 2021 Financial Summary
    Our Net revenue for fiscal year ended March 31, 2021 was led by titles from a variety of our top franchises, primarily NBA 2K; Grand Theft Auto Online and Grand Theft Auto V; Red Dead Redemption 2 and Red Dead Online; Borderlands 3, and our WWE 2K franchise. Our Net revenue increased to $3,372.8 million, an increase of $283.8 million or 9.2% compared to the fiscal year ended March 31, 2020.
    For the fiscal year ended March 31, 2021, our Net income was $588.9 million, as compared to Net income of $404.5 million in the prior year, and includes the reversal of share-based compensation expense of $69.8 million due to forfeitures and a gain of $40.6 million due to primarily the sale of one of our investments. Diluted earnings per share for the fiscal year ended March 31, 2021 was $5.09, as compared to Diluted income per share of $3.54 for the fiscal year ended March 31, 2020. Our operating income for the fiscal year ended March 31, 2021 increased compared to the operating income for fiscal year ended March 31, 2020, due primarily to higher Gross profit, which was due primarily to higher revenue from the titles described above, lower capitalized software amortization as a percentage of net revenue, and lower internal royalties as a percentage of net revenue, partially offset by higher Operating expenses primarily due to higher headcount.
    At March 31, 2021, we had $2,060.2 million of Cash and cash equivalents and Restricted cash and cash equivalents, compared to $1,993.4 million at March 31, 2020. The increase in Cash and cash equivalents and Restricted cash and cash equivalents from March 31, 2020 was due primarily to Net cash provided by operating activities from sales primarily from the previously mentioned titles, partially offset by investments in software development and licenses as well as royalty payments. This net increase was partially offset by (i) Net cash used in investing activities primarily related to changes in bank time deposits and net purchases of available for sale securities, our acquisition of Playdots, and purchases of fixed assets and (ii) Net cash used in financing activities, which was primarily related to tax payments related to net share settlements of our restricted stock.

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
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
    We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2021	2020	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$3,552,598	$2,990,358	$562,240	18.8%
    For the fiscal year ended March 31, 2021, Net Bookings increased by $562.2 million as compared to the prior year due primarily to increases in Net Bookings from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, our Mafia franchise, PGA TOUR 2K21, which released in August 2020, Two Dots, which was part of our Playdots acquisition completed in September 2020, and Dragon City, partially offset by a decrease in Net Bookings from Borderlands 3, which released in September 2019, and The Outer Worlds, which released in October 2019.
Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. For the comparison of fiscal year 2020 to fiscal year 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2020.
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2021		2020		2019
Net revenue	$3,372,772	100.0%	$3,088,970	100.0%	$2,668,394	100.0%
Cost of goods sold	1,535,085	45.5%	1,542,450	49.9%	1,523,644	57.1%
Gross profit	1,837,687	54.5%	1,546,520	50.1%	1,144,750	42.9%
Selling and marketing	444,985	13.2%	458,424	14.8%	391,400	14.7%
General and administrative	390,683	11.6%	318,235	10.3%	281,234	10.5%
Research and development	317,311	9.4%	296,398	9.6%	230,170	8.6%
Depreciation and amortization	55,596	1.6%	48,113	1.6%	40,232	1.5%
Business reorganization	(272)	—%	83	—%	(4,958)	(0.2)%
Total operating expenses	1,208,303	35.8%	1,121,253	36.3%	938,078	35.2%
Income from operations	629,384	18.7%	425,267	13.8%	206,672	7.7%
Interest and other, net	8,796	0.3%	38,505	1.2%	26,113	1.0%
Gain (loss) on long-term investments, net	39,636	1.2%	(5,333)	(0.2)%	—	—%
Income before income taxes	677,816	20.1%	458,439	14.8%	232,785	8.7%
Provision for (benefit from) income taxes	88,930	2.6%	53,980	1.7%	(101,052)	(3.8)%
Net income	$588,886	17.5%	$404,459	13.1%	$333,837	12.5%

	Fiscal Year Ended March 31,
	2021		2020		2019
Net revenue by geographic region:
United States	$2,015,885	59.8%	$1,775,682	57.5%	$1,426,906	53.5%
International	1,356,887	40.2%	1,313,288	42.5%	1,241,488	46.5%
Net revenue by platform:
Console	$2,516,993	74.6%	$2,308,602	74.7%	2,233,861	83.7%
PC and other	855,779	25.4%	780,368	25.3%	434,533	16.3%
Net revenue by distribution channel:
Digital online	$2,919,292	86.6%	$2,378,563	77.0%	1,681,609	63.0%
Physical retail and other	453,480	13.4%	710,407	23.0%	986,785	37.0%
Net revenue by content:
Recurrent consumer spending	$2,074,687	61.5%	1,384,999	44.8%	1,070,916	40.1%
Full game and other	1,298,085	38.5%	$1,703,971	55.2%	$1,597,478	59.9%
Fiscal Years ended March 31, 2021 and 2020

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$3,372,772	100.0%	$3,088,970	100.0%	$283,802	9.2%
Internal royalties	637,652	18.9%	483,697	15.7%	153,955	31.8%
Software development costs and royalties(1)	396,797	11.8%	611,198	19.8%	(214,401)	(35.1)%
Licenses	260,721	7.7%	170,408	5.5%	90,313	53.0%
Product costs	239,915	7.1%	277,147	9.0%	(37,232)	(13.4)%
Cost of goods sold	1,535,085	45.5%	1,542,450	49.9%	(7,365)	(0.5)%
Gross profit	$1,837,687	54.5%	$1,546,520	50.1%	$291,167	18.8%
(1) Includes $8,707 and $154,031 of stock-based compensation expense in 2021 and 2020, respectively.
    For the fiscal year ended March 31, 2021, net revenue increased by $283.8 million, as compared to the prior year. The increase was due primarily to an increase in net revenue of (i) $378.6 million from our NBA 2K franchise, (ii) $267.4 million from Grand Theft Auto Online and Grand Theft Auto V, (iii) $75.5 million from our Mafia franchise, (iv) $65.0 million from PGA TOUR 2K21, which released in August 2020, (vi) $24.1 million from Dragon City, and (vii) $20.5 million from Two Dots, which was part of our Playdots. acquisition completed in September 2020. These increases were offset by a decrease in net revenue of (i) $226.4 million from Borderlands 3, which released in September 2019, (ii) $217.8 million from Red Dead Redemption 2, which released on PC in November 2019, and (iii) $124.7 million from The Outer Worlds, which released in October 2019.
    Net revenue from console games increased by $208.4 million and accounted for 74.6% of our total net revenue in the fiscal year ended March 31, 2021, as compared to 74.7% in the prior year. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, PGA TOUR 2K21, and our Mafia franchise, partially offset by a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, and The Outer Worlds. Net revenue from PC and other increased by $75.4 million and accounted for 25.4% of our total net revenue in the fiscal year ended March 31, 2021, as compared to 25.3% in the prior year. The increase was due to an increase in net revenue from Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, Dragon City, Two Dots, and our Mafia franchise, partially offset by a decrease in net revenue from Borderlands 3 and The Outer Worlds.
    Net revenue from digital online channels increased by $540.7 million and accounted for 86.6% of our total net revenue for the fiscal year ended March 31, 2021, as compared to 77.0% in the prior year. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, our Mafia franchise, and PGA TOUR 2K21, partially offset by a decrease in net revenue from Borderlands 3, The Outer Worlds, and Red Dead Redemption 2. Net revenue from physical retail and other channels decreased by $256.9 million and accounted for 13.4% of our total net revenue for the fiscal year ended March 31, 2021, as compared to 23.0% for the prior year. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, and The Outer Worlds, partially offset by an increase in net revenue from our Mafia franchise and PGA TOUR 2K21.
    Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $689.7 million and accounted for 61.5% of net revenue for the fiscal year ended March 31, 2021, as compared to 44.8% for the prior year. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V,

Civilization VI, Dragon City and Two Dots. Net revenue from full game and other decreased by $405.9 million and accounted for 38.5% of net revenue for the fiscal year ended March 31, 2021, as compared to 55.2% for the prior year. The decrease was due to a decrease in net revenue from Borderlands 3, Red Dead Redemption 2, and The Outer Worlds, partially offset by an increase in net revenue from our Mafia franchise, and PGA TOUR 2K21.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2021 was 54.5%, as compared to 50.1% in the prior year. The percentage increase was due primarily to lower capitalized software amortization as a percentage of net revenue based on the timing of releases and a reversal of stock-based compensation expense as a result of forfeited awards (see Note 17 - Stock-Based Compensation), partially offset by higher internal royalties as a percentage of net revenue due to the timing of when royalties are earned, and product mix.
    Net revenue earned outside of the United States increased by $43.6 million and accounted for 40.2% of our total net revenue in the fiscal year ended March 31, 2021, as compared to 42.5% in the prior year. The increase in net revenue outside of the United States was due to an increase in net revenue from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, and our Mafia franchise, partially offset by a decrease in net revenue from Red Dead Redemption 2 and Borderlands 3. Changes in foreign currency exchange rates increased net revenue and gross profit by $11.2 million and $7.5 million, respectively, in the fiscal year ended March 31, 2021 as compared to the prior year.
Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$444,985	13.2%	$458,424	14.8%	$(13,439)	(2.9)%
General and administrative	390,683	11.6%	318,235	10.3%	72,448	22.8%
Research and development	317,311	9.4%	296,398	9.6%	20,913	7.1%
Depreciation and amortization	55,596	1.6%	48,113	1.6%	7,483	15.6%
Business reorganization	(272)	—%	83	—%	(355)	(427.7)%
Total operating expenses	$1,208,303	35.8%	$1,121,253	36.3%	$87,050	7.8%
    Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
Selling and marketing	$18,348	$18,680
General and administrative	$56,830	$53,607
Research and development	$26,587	$31,563
    Foreign currency exchange rates increased total operating expenses by $9.7 million in the fiscal year ended March 31, 2021 as compared to the prior year.
Selling and marketing
    Selling and marketing expenses decreased by $13.4 million in the fiscal year ended March 31, 2021 as compared to the prior year, due primarily to $49.1 million in lower overall marketing expenses due primarily to less spend on Borderlands 3 and Red Dead Redemption 2, partially offset by marketing expenses for Two Dots with no comparable costs in the prior year period. The net decrease was partially offset by an increase in personnel expenses, primarily due to increased headcount.
General and administrative
    General and administrative expenses increased by $72.4 million for the fiscal year ended March 31, 2021, as compared to the prior year, due primarily to increases in (i) personnel expenses for additional headcount and higher incentive compensation, (ii) charitable contributions made in connection with our COVID-19 pandemic response and relief efforts, (iii) professional fees related to consulting, including for our acquisition of Playdots and our offer to acquire Codemasters Group Holdings PLC, and (iv) IT expenses, primarily for cloud-based services.
    General and administrative expenses for the fiscal years ended March 31, 2021 and 2020 include occupancy expense (primarily rent, utilities and office expenses) of $27.5 million and $25.9 million, respectively, related to our development studios.
Research and development
    Research and development expenses increased by $20.9 million for the fiscal year ended March 31, 2021, as compared to the prior year, due primarily to increased personnel expense due to increased headcount.

Depreciation and amortization
    Depreciation and amortization expenses increased by $7.5 million for the fiscal year ended March 31, 2021, as compared to the prior year, due primarily to an increase in IT infrastructure and leasehold improvements for new office locations.
Business Reorganization
    During the fiscal year ended March 31, 2021, business reorganization expense decreased by $0.4 million as compared to the prior year period and was not material.
Interest and other, net

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$18,701	0.6%	$47,341	1.5%	$(28,640)	(60.5)%
Interest expense	(6,207)	(0.2)%	(2,637)	(0.1)%	(3,570)	135.4%
Foreign currency exchange gain (loss)	727	—%	(3,589)	(0.1)%	4,316	(120.3)%
Other	(4,425)	(0.1)%	(2,610)	(0.1)%	(1,815)	69.5%
Interest and other, net	$8,796	0.3%	$38,505	1.2%	$(29,709)	(77.2)%
    Interest and other, net was income of $8.8 million for the fiscal year ended March 31, 2021, as compared to income of $38.5 million for the fiscal year ended March 31, 2020. The decrease was due primarily to a $28.6 million decrease in interest income due to lower interest rates.
Gain/(loss) on long-term investments, net
Gain/(loss) on long-term investments, net for the fiscal year ended March 31, 2021 was a gain of $39.6 million compared to a loss of $5.3 million in the prior year period and was due primarily to the sale of one of our investments (see Note 4 - Fair Value Measurements).
Provision for income taxes
    Our income tax expense was $88.9 million for the fiscal year ended March 31, 2021 as compared to $54.0 million for the fiscal year ended March 31, 2020.
    When compared to the statutory rate of 21%, the effective tax rate of 13.1% for the fiscal year ended March 31, 2021 was due primarily to a $29.1 million tax benefit from tax credits anticipated to be utilized, a $21.4 million tax benefit from our geographic mix of earnings and $13.7 million in excess tax benefits from employee stock compensation.
When compared to the statutory rate of 21%, the effective tax rate of 11.8% for the fiscal year ended March 31, 2020 was primarily due to a $37.9 million tax benefit from tax credits anticipated to be utilized, $12.7 million from our geographic mix of earnings, $11.9 million due to a net deferred tax asset arising from a step up in tax basis related to the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF") enacted in Switzerland during the fiscal year, discussed below, $9.2 million in changes in unrecognized tax benefits primarily due to audit settlements, and $8.4 million in excess tax benefits from employee stock compensation. These benefits were partially offset by tax expense of $19.8 million from the reversal of net deferred tax benefits relating to the Altera case.
    The effective tax rate in the current year was higher compared to the prior year primarily due to decreased tax benefits related to the one time creation of the net deferred tax asset related to TRAF offset by decreased expense associated with the reversal of net deferred tax benefits relating to the Altera case.
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

On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA”) was signed into law. ARPA includes several revenue-raising and business provisions. One such provision that impacts the Company is the expansion of the limitation of compensation deductions for certain covered employees of publicly held corporations. Effective April 1, 2027, ARPA expanded the limitation to cover the next five most highly compensated employees. As of March 31, 2021, ARPA did not have a material impact on our Consolidated Financial Statements.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Consolidated Financial Statements.

On May 19, 2019, a public referendum held in Switzerland approved the TRAF, which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes for holding companies, domicile companies, and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. For the fiscal year ended March 31, 2020, we recorded a deferred tax asset of $45.3 million offset by a valuation allowance of $33.4 million arising from the Swiss cantonal tax basis step-up.
As of March 31, 2021, we had gross unrecognized tax benefits, including interest and penalties, of $167.6 million, of which $62.6 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2021, gross unrecognized tax benefits increased by $33.3 million.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2018 and state income tax returns for periods prior to the fiscal year ended March 31, 2017. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2019.
Net income and earnings per share
    For the fiscal year ended March 31, 2021, our net income was $588.9 million, as compared to $404.5 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2021 was $5.09, as compared to $3.54 for the fiscal year ended March 31, 2020. Diluted weighted average shares outstanding of 115.7 million were 1.6 million higher due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year.
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
Short-term Investments
    As of March 31, 2021, we had $1,308.7 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of March 31, 2021, based on the composition of our investment portfolio and actions by central banks around the world to cut interest rates, including the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields to remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
Credit Agreement
    On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $200 million, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25 million and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25 million. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $250 million in term loans or revolving credit facilities. Loans under the Credit Agreement will bear interest at a margin of (a) 0.125% to 0.750% above a certain base rate (3.25% at March 31, 2021), or (b) 1.125% to 1.750% above LIBOR (approximately 1.10% at March 31, 2021), which margins are determined by reference to our consolidated total net leverage ratio.

    As of March 31, 2021, there was $197.9 million available to borrow under the Credit Agreement and we had $2.1 million of letters of credit outstanding. At March 31, 2021, we had no outstanding borrowings under the Credit Agreement.
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
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 78.4%, 71.5%, and 70.1% of net revenue during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. As of March 31, 2021 and 2020, five customers accounted for 77.6% and 58.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 69.2% and 48.8% of such balances at March 31, 2021 and 2020, respectively. We had two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021 and two customers who accounted for 29.4%, and 19.4% of our gross accounts receivable as of March 31, 2020. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2021 and 2020. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
    We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets to date. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to Item 1A, Risk Factors.
As of March 31, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $321.1 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
    The Tax Cuts and Jobs Act, as enacted in December 2017, includes a number of provisions, which generally establish a territorial-style system for taxing foreign income of domestic multinational corporations. Our current intention is to reinvest indefinitely the earnings of our foreign subsidiaries, and, therefore, we have not recorded any material tax liabilities associated with the repatriation of foreign earnings.
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
During the fiscal years ended March 31, 2021, 2020, and 2019, we repurchased zero, zero, and 3.7 million shares of our common stock, respectively, in the open market for $0.0 million, $0.0 million, and $362.4 million, respectively, including commissions as part of the program. As of March 31, 2021, we had repurchased a total of 10.4 million shares of our common stock under the program, and 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2021	2020	2019
Net cash provided by operating activities	$912,318	$685,678	$843,515
Net cash (used in) provided by investing activities	(806,724)	4,049	(223,576)
Net cash used in financing activities	(57,338)	(77,453)	(463,685)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	18,599	(10,868)	(10,639)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$66,855	$601,406	$145,615
    At March 31, 2021, we had $2,060.2 million of Cash, cash equivalents, and Restricted cash and cash equivalents, compared to $1,993.4 million at March 31, 2020. The increase in Cash, cash equivalents, and Restricted cash and cash equivalents from March 31, 2020 was due primarily to Net cash provided by operating activities from sales primarily from the previously mentioned titles, partially offset by investments in software development and licenses as well as royalty payments. This net increase was partially offset by (i) Net cash used in investing activities primarily related to changes in bank time deposits and net purchases of available for sale securities, our acquisition of Playdots, and purchases of fixed assets and (ii) Net cash used in financing activities, which was primarily related to tax payments related to net share settlements of our restricted stock.
Commitments
    Refer to Note 15 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2022, we anticipate capital expenditures to be $100 million.
Off-Balance Sheet Arrangements
    As of March 31, 2021 and 2020, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2021, 2020 and 2019, 40.2%, 42.5% and 46.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
    We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles, variations in sales of titles developed for particular platforms, market acceptance of our titles, development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles, projected and actual changes in platforms, the timing and success of title introductions by our competitors, product returns, changes in pricing policies by us and our competitors, the accuracy of retailers' forecasts of consumer demand, the size and timing of acquisitions, the timing of orders from major customers, and order cancellations and delays in product shipment. Sales of our products are also seasonal, with peak demand typically occurring in the fourth calendar quarter during the holiday season. For certain of our software products with multiple performance obligations, we defer the recognition of our net revenue over an estimated service period which generally ranges from six to fifteen months. As a result, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognize the highest amount of net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

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
    We seek to manage our interest rate risk by maintaining a short-term investment portfolio that includes corporate bonds with high credit quality and maturities less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer-term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.
    As of March 31, 2021, we had $1,308.7 million of short-term investments, which included $729.9 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $1,422.9 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2021.
    Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at March 31, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 1.10% at March 31, 2021), which rates are determined by reference to our consolidated total net leverage ratio. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2021, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2021 and 2020, our foreign currency translation adjustment was a gain of $51.3 million and a loss of $27.4 million, respectively. We recognized a foreign currency exchange transaction gain of $0.7 million, a loss of $3.6 million, and a loss of $0.5 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
    We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2021, we had $92.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $140.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2020, we had $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $122.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2021, 2020 and 2019, we recorded a loss of $3.6 million, a loss of $1.0 million, and a gain of $16.8 million, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2021 and 2020, the fair value of these outstanding forward contracts was a loss of $0.1 million and a loss $0.0 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of COVID-19. For the fiscal year ended March 31, 2021, 40.2% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.0%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
Item 8.    Financial Statements and Supplementary Data
    The financial statements and supplementary data appear in a separate section of this Form 10-K following Part IV. We provide details of our valuation and qualifying accounts in Note 21 - Supplementary Financial Information to our Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on our Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.
    In accordance with SEC guidance, our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Playdots, which we acquired in September 2020 and is included in the March 31, 2021 Consolidated Financial Statements and constituted 3.2% of consolidated total assets as of March 31, 2021.
    Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
    On September 4, 2020, we acquired Playdots. We are currently in the process of incorporating the internal controls and procedures of Playdots into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2022.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2021. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2021). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 44 of this Report.
(ii)Financial Statement Schedule. See Note 21 - Supplementary Financial Information to our Consolidated Financial Statements.
(iii)Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 17, 2020, by and among Take-Two Interactive Software, Inc., Dash MS, LLC, Dash MS II, LLC, Playdots, Inc. and Shareholder Representative Services LLC, as Stockholder Representative	8-K	8/18/2020	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Second Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of June 20, 2019	8-K	6/25/2019	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	5/22/2020	4.1
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan	14A	7/24/2020	Annex B
10.12	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.13	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.14	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.15	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.16	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.17	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.18	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.19	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.20	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.21	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.22	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.23	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.24	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.25	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation+	8-K	3/10/2014	10.1
10.26	Restricted Unit Agreement, dated as of May 20, 2015, by and between the Company and ZelnickMedia Corporation+	S-3 ASR	5/20/2015	10.2
10.27	Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of June 30, 2015+	10-Q	8/10/2015	10.1
10.28	Amendment to the Restricted Stock Unit Agreement, dated as of March 31, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	10-K	5/19/2016	10.50
10.29	Restricted Unit Agreement, dated as of May 20, 2016, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/20/2016	10.2
10.30	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of February 7, 2017+	10-Q	2/8/2017	10.3
10.31	Restricted Unit Agreement, dated as of May 25, 2017, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	5/25/2017	10.2
10.32	Amendment to Amended and Restated Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Incentive Stock Plan, dated as of December 15, 2017+	10-Q	2/8/2018	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.33	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.34	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.35	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.36	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2020	10.2
10.37	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2021	10.2
10.38	Credit Agreement, dated as of February 8, 2019, by and among Take-Two Interactive Software, Inc., the lender parties thereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. as syndication agent	10-K	5/14/2019	10.35
10.39	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.40	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.43	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.44	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.45	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.46	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.47	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48
10.48	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.49	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.50	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.51	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.52	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.53	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.54	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.55	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020 and 2019, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2021, 2020 and 2019, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2021

(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 18, 2021 expressed an unqualified opinion thereon.

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

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenue recognized is for full game software products that management must evaluate to determine whether such products sold have distinct and separable performance obligations. Such performance obligations can be licenses for intellectual property that provide a functional offline gaming experience or game related services. If multiple performance obligations are identified, management must estimate a standalone selling price for each identified performance obligation which is used to allocate the full game software product transaction price. Revenue for amounts allocated to offline functionality is recognized upon delivery of the product. Separately, revenue for amounts allocated to the game related services is recognized ratably over an estimated service period.

Significant judgment is exercised by the Company in identifying performance obligations within its full game software products that should be accounted for separately in each revenue arrangement, estimating the standalone selling price for each performance obligation and determining the service period that should be utilized to recognize revenue over time. Auditing the identification of performance obligations for full game software products requires complex auditor judgment as each full game software product has unique features that management must evaluate to determine whether each feature should be accounted for separately. Auditing the judgments and estimates made by management in determining the standalone selling prices for each identified performance obligation is especially challenging as the Company typically does not have observable standalone selling prices for each performance obligation and must rely on an expected cost-plus margin methodology, taking into account relevant cost assumptions including estimates of post-release support. Similarly, auditing the estimated service period for the game related services is especially challenging as the Company must consider a variety of data points. Such data points include the weighted average number of days between players’ first and last days played online, known online trends, the service periods of the Company’s previously released products, and, to the extent publicly available, the service periods of the Company’s competitors’ products that are similar in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of Company’s controls over the revenue recognition process. We selected a sample of transactions and tested the Company’s controls over evaluating and identifying performance obligations, determining the estimated standalone selling price and estimating the service period over which game related services revenue is recognized.

Our audit procedures to test the Company’s identification of performance obligations included, among others, inspecting product-specific marketing materials for promised full game software product features, inspecting summaries of product features from Company personnel in product development roles, and independently evaluating the full game software product to corroborate identified product features on a sample basis. Our audit procedures to test the Company’s estimates of standalone selling price for performance obligations included, among others, testing the underlying data used in management’s calculations for completeness and accuracy as well as evaluating the reasonableness of significant assumptions and other factors utilized in making estimates of standalone selling price. For example, for a selection of full game software products which included multiple performance obligations, we tested the Company’s expected cost-plus margin analysis by testing the appropriateness of the assumptions used in the analysis, including product development costs and forecasted post-release support costs, marketing costs and licensing costs. Our audit procedures to test and evaluate the reasonableness of the Company’s estimated service period included, among others, testing the completeness and accuracy of management’s player data analysis, testing qualitative factors utilized such as reviewing online trends, comparing to similar or historical products and analyzing competitor information.

Capitalized internally developed software costs
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company capitalizes internally developed software costs, subsequent to establishing technological feasibility of a product. As noted in Note 8, the Company had approximately $435.1 million of capitalized internally developed software as of March 31, 2021.

Auditing the Company’s determination of the establishment of technological feasibility was especially challenging because management’s determination of which products qualify and the related timing of capitalization requires significant judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the internally developed software costs process. For example, we tested controls over management’s evaluation of products that established technological feasibility.

To test the Company’s capitalization of internally developed software costs, we performed audit procedures that included, among others, inspecting underlying documentation to support management’s conclusion on the establishment of technological feasibility in accordance with the applicable accounting standards. This included inspecting the product’s technical and game design documentation. We also held corroborative inquiries of Company personnel in product development roles to assess the Company’s conclusions as to the technological feasibility of its products.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.'s (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Playdots, Inc., which is included in the March 31, 2021 consolidated financial statements of the Company and constituted 3% of total assets as of March 31, 2021 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Playdots, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2021, and the related notes and our report dated May 18, 2021 expressed an unqualified opinion thereon.
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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP

New York, New York
May 18, 2021

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,422,884	$1,357,664
Short-term investments	1,308,692	644,003
Restricted cash and cash equivalents	538,822	546,604
Accounts receivable, net of allowances of $350 and $443 at March 31, 2021 and 2020, respectively	552,762	592,555
Inventory	17,742	19,108
Software development costs and licenses	43,443	40,316
Deferred cost of goods sold	15,524	19,598
Prepaid expenses and other	320,646	273,503
Total current assets	4,220,515	3,493,351
Fixed assets, net	149,364	131,888
Right-of-use assets	164,763	154,284
Software development costs and licenses, net of current portion	490,892	401,778
Goodwill	535,306	386,494
Other intangibles, net	121,591	51,260
Deferred tax assets	90,206	116,676
Long-term restricted cash and cash equivalents	98,541	89,124
Other assets	157,040	123,977
Total assets	$6,028,218	$4,948,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,001	$65,684
Accrued expenses and other current liabilities	1,204,090	1,169,884
Deferred revenue	928,029	777,784
Lease liabilities	31,595	25,187
Total current liabilities	2,234,715	2,038,539
Non-current deferred revenue	37,302	28,339
Non-current lease liabilities	159,671	152,059
Non-current software development royalties	110,127	104,417
Other long-term liabilities	154,511	86,234
Total liabilities	2,696,326	2,409,588
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 137,584 and 135,927 shares issued and 115,163 and 113,506 outstanding at March 31, 2021 and 2020, respectively	1,376	1,359
Additional paid-in capital	2,288,781	2,134,748
Treasury stock, at cost; 22,421 common shares at March 31, 2021 and 2020, respectively	(820,572)	(820,572)
Retained earnings	1,870,971	1,282,085
Accumulated other comprehensive loss	(8,664)	(58,376)
Total stockholders' equity	3,331,892	2,539,244
Total liabilities and stockholders' equity	$6,028,218	$4,948,832
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue	$3,372,772	$3,088,970	$2,668,394
Cost of goods sold	1,535,085	1,542,450	1,523,644
Gross profit	1,837,687	1,546,520	1,144,750
Selling and marketing	444,985	458,424	391,400
General and administrative	390,683	318,235	281,234
Research and development	317,311	296,398	230,170
Depreciation and amortization	55,596	48,113	40,232
Business reorganization	(272)	83	(4,958)
Total operating expenses	1,208,303	1,121,253	938,078
Income from operations	629,384	425,267	206,672
Interest and other, net	8,796	38,505	26,113
Gain (loss) on long-term investments, net	39,636	(5,333)	—
Income before income taxes	677,816	458,439	232,785
Provision for (benefit from) income taxes	88,930	53,980	(101,052)
Net income	$588,886	$404,459	$333,837
Earnings per share:
Basic earnings per share	$5.14	$3.58	$2.95
Diluted earnings per share	$5.09	$3.54	$2.90
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	March 31,
	2021	2020	2019
Net income	$588,886	$404,459	$333,837
Other comprehensive income (loss)
Foreign currency translation adjustment	51,253	(27,445)	(28,803)
Cash flow hedges:
Change in unrealized gains	(3,817)	10,504	763
Reclassification to earnings	(1,933)	(1,689)	3,726
Tax effect on effective cash flow hedges	845	775	417
Change in fair value of cash flow hedges	(4,905)	9,590	4,906
Change in fair value of available-for-sale securities	3,364	(3,332)	2,440
Other comprehensive income (loss)	49,712	(21,187)	(21,457)
Comprehensive income	$638,598	$383,272	$312,380
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Operating activities:
Net income	$588,886	$404,459	$333,837
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	144,263	167,925	201,221
Stock-based compensation	110,472	257,881	247,700
Amortization of intellectual property	32,241	20,990	23,879
Depreciation	56,309	47,628	39,726
Deferred income taxes	10,631	(3,486)	110,603
Gain on long-term investments, net	(41,588)	—	—
Other, net	5,515	9,074	675
Changes in assets and liabilities:
Accounts receivable	47,195	(195,484)	(98,075)
Inventory	2,503	8,489	(14,403)
Software development costs and licenses	(221,279)	(48,434)	(206,831)
Prepaid expenses, other current and other non-current assets	(58,737)	(259,817)	(275,800)
Deferred revenue	152,466	(55,460)	304,713
Deferred cost of goods sold	4,768	32,180	(24,882)
Accounts payable, accrued expenses and other liabilities	78,673	299,733	201,152
Net cash provided by operating activities	912,318	685,678	843,515
Investing activities:
Change in bank time deposits	(387,762)	196,720	(171,057)
Proceeds from available-for-sale securities	546,287	400,635	325,133
Purchases of available-for-sale securities	(824,477)	(499,991)	(282,534)
Purchases of fixed assets	(68,923)	(53,384)	(66,969)
Proceeds from sale of long-term investment	47,472	—	—
Purchase of long-term investments	(16,852)	(27,891)	—
Business acquisitions, net of cash acquired	(102,469)	(12,040)	(28,149)
Net cash (used in) provided by investing activities	(806,724)	4,049	(223,576)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(71,552)	(87,968)	(101,293)
Repurchase of common stock	—	—	(362,392)
Issuance of common stock	14,214	10,515	—
Net cash used in financing activities	(57,338)	(77,453)	(463,685)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	18,599	(10,868)	(10,639)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	66,855	601,406	145,615
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,993,392	1,391,986	1,246,371
Cash, cash equivalents, and restricted cash equivalents, end of year (1)	$2,060,247	$1,993,392	$1,391,986
Supplemental data:
Interest paid	$1,862	$4,750	$5,265
Income taxes paid	$70,749	$27,998	$19,280
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2018	132,743	$1,327	$1,888,039	(18,705)	$(458,180)	$73,516	$(15,732)	$1,488,970
Net income	—	—	—	—	—	333,837	—	333,837
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(33,456)	(33,456)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	2,440	2,440
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	4,906	4,906
Stock-based compensation	—	—	219,460	—	—	—	—	219,460
Repurchased common stock	—	—	—	(3,716)	(362,392)	—	—	(362,392)
Issuance of restricted stock, net of forfeitures and cancellations	2,345	23	(23)	—	—	—	—	—
Conversion of 1.00% Convertible Notes Due 2018	377	4	8,108	—	—	—	—	8,112
Net share settlement of restricted stock awards	(920)	(9)	(101,284)	—	—	—	—	(101,293)
Impact from adoption of New Revenue Accounting Standard	—	—	—	—	—	470,273	4,653	474,926
Employee share purchase plan settlement	57	1	5,069	—	—	—	—	5,070
Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	404,459	—	404,459
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(27,445)	(27,445)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(3,332)	(3,332)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	9,590	9,590
Stock-based compensation	—	—	192,845	—	—	—	—	192,845
Issuance of restricted stock, net of forfeitures and cancellations	1,970	19	(19)	—	—	—	—	—
Net share settlement of restricted stock awards	(771)	(8)	(87,960)	—	—	—	—	(87,968)
Employee share purchase plan settlement	126	2	10,513	—	—	—	—	10,515
Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	588,886	—	588,886
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	51,253	51,253
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(4,905)	(4,905)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	3,364	3,364
Stock-based compensation	—	—	113,741	—	—	—	—	113,741
Issuance of restricted stock, net of forfeitures and cancellations	1,376	13	(13)	—	—	—	—	—
Net share settlement of restricted stock awards	(462)	(4)	(71,548)	—	—	—	—	(71,552)
Employee share purchase plan settlement	139	2	14,212	—	—	—	—	14,214
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, March 31, 2021	137,584	$1,376	$2,288,781	(22,421)	$(820,572)	$1,870,971	$(8,664)	$3,331,892
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, Social Point and Playdots. Our products are designed for console gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.
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
Use of Estimates
    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expense, as well as the disclosure of contingent assets and liabilities at the dates of the financial statements during the reporting periods. Our most significant estimates relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers); the recoverability and amortization of software development costs, licenses, and intangible assets; assets acquired and liabilities assumed in business combinations; the realization of deferred income taxes; the valuation of stock-based compensation; and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates, including as a result of the COVID-19 pandemic, which may affect economic conditions in a number of different ways and result in uncertainty and risk. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
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
    Accounts receivable are recorded at the original invoiced amount less an allowance for credit losses. In evaluating our ability to collect outstanding receivable balances and related allowance for credit losses, we consider many factors, including the age of the balance, the customer’s payment history and current creditworthiness, as well as current and forecasted economic conditions that may affect our customers’ ability to pay. Bad debts are written off after all collection efforts have been exhausted. We do not require collateral from our customers.
    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 78.4%, 71.5% and 70.1% of net revenue during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. One customer accounted for 38.9%, 31.9% and 31.3% of net revenue during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. A second customer accounted for 22.2%,

20.0%, and 18.1% of net revenue during the fiscal years ended March 31, 2021, 2020, and 2019 respectively. A third customer accounted for 10.5% of net revenue during the fiscal year ended March 31, 2019. As of March 31, 2021 and 2020, five customers accounted for 77.6% and 58.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 69.2% and 48.8% of such balances at March 31, 2021 and 2020, respectively. We had two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021 and two customers who accounted for 29.4% and 19.4% of our gross accounts receivable as of March 31, 2020. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2021 and 2020. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
    Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of Other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or we determine that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive loss to Interest and other, net.
    Short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If we conclude that an investment is impaired or a portion of the unrealized loss is a result of a credit loss, we recognize the charge at that time in our Consolidated Statements of Operations. Determining whether the decline in fair value is due to a credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
Inventory
    Inventory consists of materials, including manufacturing royalties paid to console manufacturers, and is stated at the lower of weighted average cost or net realizable value. Estimated product returns are included in the inventory balance at their cost. We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision. We write down inventory based on excess or obsolete inventories determined primarily by anticipated future demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess.
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
    Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current year revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from twelve to 30 months.
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
    We have profit and unit sales based internal royalty programs that allow selected employees to participate in the success of software titles that they assist in developing. Royalties earned under these programs are recorded as a component of Cost of goods sold in the period earned. Amounts earned and not yet paid are reflected within the software development royalties component of Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases codified under Topic 842, Leases, which we adopted on April 1, 2019.
We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to commencement, initial direct costs incurred, and lease incentives received.
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

In determining our lease liability, the lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise such option. For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease modifications result in remeasurement of the lease liability. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate non-lease components from the related lease components.
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

    Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2021, 2020, or 2019. As of March 31, 2021, the goodwill balance of one of our reporting units is $345,725, and a moderate reduction in its fair value may result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.
Long-lived Assets
    We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or discount rate, if available. As of March 31, 2021, no indicators of impairment existed.
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
    Our software products are sold as full games, which typically provide access to the main game content, primarily for console and PC. Generally, our full game software products deliver a license of our intellectual property that provides a functional offline gaming experience (i.e., one that does not require an Internet connection to access the main game content or other significant game related services). We recognize revenue related to the license of our intellectual property that provides offline functionality at the time control of the products has been transferred to our customers (i.e. upon delivery of the software product).
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
    Our payment terms and conditions vary by customer and typically provide net 30- to 60-day terms. In instances where the timing of revenue recognition differs from the timing of invoicing, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.
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
    Our allowances for doubtful accounts are typically immaterial and, if required, are based on our best estimate of expected credit losses inherent in our accounts receivable balance.
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
Principal Agent Considerations
    We offer certain software products via third-party digital storefronts, such as Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, Epic Games Store, Apple's App Store, and the Google Play Store. For sales of our software products via third-party digital storefronts, we determine whether or not we are acting as the principal in the sale to the end user, which we consider in determining if revenue should be reported based on the gross transaction price to the end user or based on the transaction price net of fees retained by the third-party digital storefront. An entity is the principal if it controls a good or service before it is transferred to the customer. Key indicators that we use in evaluating these sales transactions include, but are not limited to, the following:
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
Estimated Service Period
    For certain performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first and last days played online. When a new game is launched and therefore no history of online player data is available, we consider other factors to determine the user life, such as the estimated service period of other games actively being sold with similar characteristics. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between six and fifteen months depending on the software product.
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
Price Protection, Allowances for Returns, and Sales Incentives
    We grant price protection and accept returns in connection with our distribution arrangements. Following reductions in the price of our physical software products, we grant price protection to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to receive price protection or return products, including compliance with applicable payment terms and confirmation of field inventory levels.
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
    We enter into various sales incentive arrangements with our customers, such as rebates, discounts, and cooperative marketing. These incentives are considered adjustments to the transaction price of our software products and are reflected as reductions to revenue. Sales incentives incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular ad, are included in Selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established. Otherwise, such sales incentives are reflected as a reduction to revenue.
Revenue is recognized after deducting the estimated price protection, allowances for returns, and sales incentives, which are accounted for as variable consideration. Price protection, allowances for returns, and sales incentives are considered refund liabilities and are reported within Accrued expenses and other current liabilities on our Consolidated Balance Sheet.
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
Advertising
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2021, 2020 and 2019 amounted to $241,068, $285,607 and $249,315, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.
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
Earnings (loss) per Share ("EPS")
    Basic EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are measured using the treasury stock method and represent unvested stock-based awards.
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
Recently Adopted Accounting Pronouncements
Accounting for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. We adopted this update effective April 1, 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
Accounting for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. For most financial instruments, the standard requires the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which generally results in the earlier recognition of credit losses on financial instruments. We adopted this update effective April 1, 2020 under a modified retrospective basis. No adjustment to retained earnings was recorded as a result of the adoption of this standard, which did not have an impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2020 (April 1, 2021 for the Company), with early adoption permitted. We do not expect that the impact of the adoption will be material to our Consolidated Financial Statements.
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
    Net revenue by service and other revenue and product was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue recognized:
Service and other	$2,281,555	$1,839,696	$1,319,033
Product	1,091,217	1,249,274	1,349,361
Total net revenue	$3,372,772	$3,088,970	$2,668,394

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
    Net revenue by recurrent consumer spending revenue and full game and other was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue recognized:
Recurrent consumer spending	$2,074,687	$1,384,999	$1,070,916
Full game and other	1,298,085	1,703,971	1,597,478
Total net revenue	$3,372,772	$3,088,970	$2,668,394

Geography
    We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue recognized:
United States	$2,015,885	$1,775,682	$1,426,906
International	1,356,887	1,313,288	1,241,488
Total net revenue	$3,372,772	$3,088,970	$2,668,394

Platform
    Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue recognized:
Console	$2,516,993	$2,308,602	$2,233,861
PC and other	855,779	780,368	434,533
Total net revenue	$3,372,772	$3,088,970	$2,668,394

Distribution channel
    Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Net revenue recognized:
Digital online	$2,919,292	$2,378,563	$1,681,609
Physical retail and other	453,480	710,407	986,785
Total net revenue	$3,372,772	$3,088,970	$2,668,394

Deferred Revenue
    We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances, as of March 31, 2021 and March 31, 2020 were $965,331 and $806,123, respectively. For the fiscal year ended March 31, 2021, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
    During the fiscal year ended March 31, 2021, $774,279 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,100,441, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $969,739 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
    As of March 31, 2021 and March 31, 2020, our contract asset balances were $105,554 and $81,625, respectively, which are included within Prepaid and other in our Consolidated Balance Sheet.

3.     MANAGEMENT AGREEMENT
    In November 2017, we entered into a new management agreement (the "2017 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") that replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provides financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
    In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $10,540, $10,540, and $9,265 for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
    Pursuant to the 2017 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2021, 2020, and 2019, we recorded $27,281, $23,413, and $21,257, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 17 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$837,614	$837,614	$—	$—	Cash and cash equivalents
Bank-time deposits	95,000	95,000	—	—	Cash and cash equivalents
Commercial paper	100,105	—	100,105	—	Cash and cash equivalents
Money market funds	528,659	528,659	—	—	Restricted cash and cash equivalents
Bank-time deposits	563	563	—	—	Restricted cash and cash equivalents
Corporate bonds	521,224	—	521,224	—	Short-term investments
Bank-time deposits	578,762	578,762	—	—	Short-term investments
US Treasuries	60,086	60,086	—	—	Short-term investments
Commercial paper	148,150	—	148,150	—	Short-term investments
Asset-backed securities	470	—	470	—	Short-term investments
Money market funds	98,541	98,541	—	—	Long-term restricted cash and cash equivalents
Private equity	7,578	—	—	7,578	Other assets
Foreign currency forward contracts	(125)	$—	(125)	$—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,976,627	$2,199,225	$769,824	$7,578

	March 31, 2020	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$497,861	$497,861	$—	$—	Cash and cash equivalents
Bank-time deposits	313,757	313,757	—	—	Cash and cash equivalents
Commercial paper	97,544	—	97,544	—	Cash and cash equivalents
Corporate bonds	9,888	—	9,888	—	Cash and cash equivalents
Money market funds	546,604	546,604	—	—	Restricted cash and cash equivalents
Corporate bonds	334,631	—	334,631	—	Short-term investments
Bank-time deposits	191,000	191,000	—	—	Short-term investments
US Treasuries	30,819	30,819	—	—	Short-term investments
Commercial paper	87,553	—	87,553	—	Short-term investments
Cross-currency swap	11,275	—	11,275	—	Prepaid expenses and other
Money market funds	89,124	89,124	—	—	Long-term restricted cash and cash equivalents
Private equity	2,759	—	—	2,759	Other assets
Foreign currency forward contracts	(11)	—	(11)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,212,804	$1,669,165	$540,880	$2,759
    We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2021.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. Our strategic investments represent less than a 20% ownership interest in each of the privately held entities, and we do not maintain power over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2021, we held approximately $20,000 of such investments in Other assets within our Consolidated Balance Sheet.
During the fiscal year ended March 31, 2021, we recognized a gain on the sale of one of these investments of $40,588. The gain is reflected in Gain (loss) on long-term investments, net within our Consolidated Statements of Operations.

5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2021:

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$578,762	$—	$—	$578,762
Available-for-sale securities:
Corporate bonds	520,486	994	(256)	521,224
US Treasuries	60,029	57	—	60,086
Commercial paper	148,149	1	—	148,150
Asset-backed securities	469	1	—	470
Total short-term investments	$1,307,895	$1,053	$(256)	$1,308,692

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$191,000	$—	$—	$191,000
Available-for-sale securities:
Corporate bonds	337,752	307	(3,428)	334,631
US Treasuries	30,481	338	—	30,819
Commercial paper	87,553	—	—	87,553
Total short-term investments	$646,786	$645	$(3,428)	$644,003
    The following table summarizes the contracted maturities of our short-term investments at March 31, 2021:

	March 31, 2021
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$1,111,554	$1,112,328
Due in 1-2 years	196,341	196,364
Total short-term investments	$1,307,895	$1,308,692

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
Foreign currency forward contracts
    The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2021	2020
Forward contracts to sell foreign currencies	$140,510	$122,024
Forward contracts to purchase foreign currencies	$92,123	$52,596
    For the fiscal years ended March 31, 2021, 2020 and 2019, we recorded a loss of $3,584, a loss of $959, and a gain of $16,831, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
Cross-currency swaps
    In August 2017, we entered into a cross-currency swap agreement related to an intercompany loan that was designated and accounted for as a cash flow hedge of foreign currency exchange risk. During the three months ended June 30, 2020, we settled the intercompany loan and cross-currency swap, thereby discontinuing the cash flow hedge. As a result, we reclassified $3,109 from Accumulated other comprehensive income (loss) to earnings as an increase to Interest and other, net on our Consolidated Statement of Operations. We also received $7,420 in cash to settle our corresponding derivative asset.
7.     INVENTORY
    Inventory balances by category are as follows:

	March 31,
	2021	2020
Finished products	$16,941	$17,984
Parts and supplies	801	1,124
Inventory	$17,742	$19,108
    Estimated product returns included in inventory at March 31, 2021 and 2020 were $186 and $506, respectively.
8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2021		2020
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$22,225	$412,919	$17,367	$305,970
Software development costs, externally developed	7,349	75,086	10,971	92,908
Licenses	13,869	2,887	11,978	2,900
Software development costs and licenses	$43,443	$490,892	$40,316	$401,778
    Software development costs and licenses, net of current portion as of March 31, 2021 and 2020 included $483,110 and $333,063, respectively, related to titles that have not been released.
    Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Amortization of software development costs and licenses	$113,897	$321,956	$342,870
Impairment of software development costs and licenses	39,073	—	7,426
Less: Portion representing stock-based compensation	(8,707)	(154,031)	(149,075)
Amortization and impairment, net of stock-based compensation	$144,263	$167,925	$201,221
    The impairment charges related (i) to unamortized capitalized costs for the development of certain interactive entertainment software products, which are anticipated to exceed the net realizable value of the asset, and (ii) to decisions not to proceed with further development of certain interactive entertainment software products.

9.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2021	2020
Computer equipment	$155,580	$127,897
Leasehold improvements	135,150	113,057
Computer software	63,947	60,507
Furniture and fixtures	17,693	16,520
Office equipment	13,282	12,109
Buildings	857	—
	386,509	330,090
Less: accumulated depreciation	(237,145)	(198,202)
Fixed assets, net	$149,364	$131,888
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2021, 2020 and 2019 was $54,835, $47,628 and $39,726, respectively.
The following represents our fixed assets, net by location:

	March 31,
	2021	2020
United States	$101,838	$87,153
International	47,526	44,735
Fixed assets, net	$149,364	$131,888

10.     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2019	$381,717
Additions from immaterial acquisitions	13,205
Currency translation adjustment	(8,428)
Balance at March 31, 2020	$386,494
Acquisition of Playdots, Inc. (see Note 22)	119,069
Additions from immaterial acquisitions	13,260
Currency translation adjustment	16,483
Balance at March 31, 2021	$535,306
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed game technology	$143,628	$(62,667)	$80,961	$64,336	$(42,425)	$21,911	6 years
Intellectual property	41,077	(14,542)	26,535	26,109	(10,836)	15,273	6 years
Analytics technology	32,768	(27,256)	5,512	30,711	(19,450)	11,261	5 years
Branding and trade names	8,245	(2,245)	6,000	4,343	(1,528)	2,815	6 years
User base	6,200	(3,617)	2,583	—	—	—	1 year
Total intangible assets	$231,918	$(110,327)	$121,591	$125,499	$(74,239)	$51,260	5 years

    Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of goods sold	$21,199	$14,325	$16,937
Selling and marketing	3,617	—	—
Research and development	6,663	6,180	6,436
Depreciation and amortization	762	485	506
Total amortization of intangible assets	$32,241	$20,990	$23,879
    Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2022	$42,182
2023	22,758
2024	19,307
2025	14,838
2026	13,998

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of:

	March 31,
	2021	2020
Software development royalties	$814,998	$822,416
Compensation and benefits	122,404	81,791
Licenses	84,330	57,651
Refund Liability	53,361	77,829
Marketing and promotions	32,591	40,797
Other	96,406	89,400
Accrued expenses and other current liabilities	$1,204,090	$1,169,884

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
    Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at March 31, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 1.10% at March 31, 2021), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at March 31, 2021 and March 31, 2020.

    Information related to availability on our Credit Agreement is as follows:

	March 31,
	2021	2020
Available borrowings	$197,874	$198,336
Outstanding letters of credit	$2,126	$1,664
     We recorded interest expense and fees related to the Credit Agreement of $355, $275 and $372, for the fiscal years ended March 31, 2021, 2020 and 2019, respectively and, under a prior credit agreement that was terminated on the same day that we entered into the Credit Agreement, $472 for the fiscal year ended March 31, 2019. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
13.   EARNINGS PER SHARE ("EPS")
    The following table sets forth the computation of basic and diluted EPS (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2021	2020	2019
Computation of Basic earnings per share:
Net income	$588,886	$404,459	$333,837
Weighted average common shares outstanding—basic	114,602	113,096	113,176
Basic earnings per share	$5.14	$3.58	$2.95

Computation of Diluted earnings per share:
Net income	$588,886	$404,459	$333,837

Weighted average common shares outstanding—basic	114,602	113,096	113,176
Add: dilutive effect of common stock equivalents	1,142	1,040	2,022
Weighted average common shares outstanding—diluted	115,744	114,136	115,198

Diluted earnings per share	$5.09	$3.54	$2.90

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

Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2021	2020
Lease costs
Operating lease costs	$37,300	$29,383
Short term lease costs	$1,148	$2,771

Rent expense prior to our adoption of Topic 842 amounted to $29,204 for the fiscal year ended March 31, 2019.

	Fiscal Year Ended March 31,
	2021	2020
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$35,458	$28,419
ROU assets obtained in exchange for lease obligations	$34,638	$58,745

	March 31,
	2021	2020
Weighted average information
Remaining lease term	8.61 years	8.90 years
Discount rate	4.91%	4.98%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2021, are as follows:

For the years ending March 31,
2022	$36,582
2023	35,369
2024	27,352
2025	21,350
2026	16,520
Thereafter	79,217
Total future lease payments	$216,390
Less imputed interest	(25,124)
Total lease liabilities	$191,266

As of March 31, 2021, we have entered into facility leases that have not yet commenced with future lease payments of approximately $5,709. These leases are expected to commence within the next twelve months and will have lease terms ranging from three to nine years.

15.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2021 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2022	$217,275	$40,494	$51,115	$308,884
2023	160,991	42,376	25,986	229,353
2024	152,458	84,729	8,617	245,804
2025	108,321	26,184	1,503	136,008
2026	56,155	25,063	—	81,218
Thereafter	21,375	—	—	21,375
Total	$716,575	$218,846	$87,221	$1,022,642
    Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through July 2031. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.
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
    Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2021, 2020, and 2019 were $17,701, $14,071, and $10,881, respectively.
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
16.   INCOME TAXES
    Components of income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Domestic	$467,962	$322,297	$134,265
Foreign	209,854	136,142	98,520
Income before income taxes	$677,816	$458,439	$232,785

    Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
Current:
U.S. federal	$18,417	$26,561	$8,240
U.S. state and local	6,030	3,575	2,857
Foreign	27,333	10,061	22,274
Total current income taxes	51,780	40,197	33,371
Deferred:
U.S. federal	43,642	45,079	(128,317)
U.S. state and local	1,070	1,317	(9,157)
Foreign	(7,562)	(32,613)	3,051
Total deferred income taxes	37,150	13,783	(134,423)
Provision for (benefit from) income taxes	$88,930	$53,980	$(101,052)
    A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	1.1%	2.1%	2.9%
Foreign tax rate differential(1)	(2.9)%	1.0%	(9.0)%
Foreign earnings(2)	(0.3)%	(9.3)%	5.1%
Tax credits(3)	(4.3)%	(8.3)%	(15.0)%
Excess tax benefits from stock-based compensation	(2.0)%	(1.8)%	(5.7)%
One-time transition tax	—%	—%	(2.0)%
Valuation allowance—domestic	0.1%	0.2%	(46.0)%
Valuation allowance—foreign(2)	—%	7.3%	—%
Change in reserves	(0.4)%	(2.0)%	1.3%
Other	0.8%	1.6%	4.0%
Effective tax rate	13.1%	11.8%	(43.4)%
(1) The foreign rate differentials in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference between the foreign and U.S. income tax rates. Fiscal year ended March 31, 2020 includes the impact of the reversal of a net deferred tax asset of $19,826 related to the effects of stock-based compensation from our intercompany cost-sharing arrangements due to an appeals court decision issued in Altera Corp. v. Commissioner.
(2) Fiscal year ended March 31, 2020 includes effects of a deferred tax asset and valuation allowance associated with a tax basis step up received in Switzerland related to the Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020.
(3) Tax benefits were recorded for fiscal years ended March 31, 2021, 2020, and 2019 attributable to certain tax credits related to software development activities.

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred tax assets:
Accrued compensation expense	$132,794	$124,276
Equity-based compensation	60,012	66,253
Tax credit carryforward	54,576	45,746
Tax basis step up related to TRAF	45,266	45,266
Operating lease liabilities	42,846	39,512
Net operating loss carryforward	5,576	5,555
Deferred revenue	3,323	—
Business reorganization	401	1,874
Other	10,236	7,785
Total deferred tax assets	355,030	336,267
Less: Valuation allowance	(95,761)	(86,937)
Net deferred tax assets	259,269	249,330
Deferred tax liabilities:
Capitalized software and depreciation	(99,673)	(74,006)
Right of use assets	(40,391)	(36,947)
Intangible amortization	(29,683)	(18,206)
Deferred revenue	—	(5,038)
Other	(2,773)	(3,587)
Total deferred tax liabilities	(172,520)	(137,784)
Net deferred tax asset (1)	86,749	111,546
(1) As of March 31, 2021, $90,206 is included in Deferred tax assets and $3,457 is included in Other long-term liabilities. As of March 31, 2020, $116,676 is included in Deferred tax assets and $5,130 is included in Other long-term liabilities.
    The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization.
    At March 31, 2021, we had domestic net operating loss carryforwards totaling $44,481 of which $19,329 will expire in 2022 to 2028, $18,296 will expire from 2029 to 2032, and $6,856 will expire in 2036 to 2041. In addition, we had foreign net operating loss carryforwards of $10,236, of which $1,170 will expire in 2028 and the remainder may be carried forward indefinitely.
    At March 31, 2021, we had domestic tax credit carryforwards totaling $173,559, of which $46,875 expire in 2038 to 2041, and the remainder may be carried forward indefinitely.
    The total amount of undistributed earnings of foreign subsidiaries was approximately $419,887 at March 31, 2021 and $562,269 at March 31, 2020. As of March 31, 2021, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
    We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax return positions comply with applicable tax law and that we have adequately provided for reasonably foreseeable assessments of additional taxes. Additionally, we believe that any assessments in excess of the amounts provided for will not have a material adverse effect on our Consolidated Financial Statements. It is possible that settlement of audits or the expiration of the statute of limitations may have an impact on our effective tax rate in future periods.
    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2021, 2020 and 2019, we recognized an increase of interest and penalties of $2,594, $71 and $232, respectively. The gross amount of interest and penalties accrued as of March 31, 2021 and 2020 was $9,351 and $6,757, respectively.

    As of March 31, 2021, we had gross unrecognized tax benefits, including interest and penalties, of $167,559, of which $62,569 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2021, gross unrecognized tax benefits increased by $33,290.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2018 and state income tax returns for periods prior to the fiscal year ended March 31, 2017. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2019.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $8,950 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Balance, beginning of period	$127,512	$132,320	$122,056
Additions:
Current year tax positions	18,861	8,596	13,281
Prior year tax positions	20,953	1,404	288
Reduction of prior year tax positions	(981)	(14,270)	(1,700)
Lapse of statute of limitations	(8,136)	(538)	(1,605)
Balance, end of period	$158,209	$127,512	$132,320
    We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
17.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 9,654, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2021, there were approximately 4,305 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZelnickMedia in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors, or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of goods sold	$8,707	$154,031	$149,075
Selling and marketing	18,348	18,680	23,685
General and administrative	56,830	53,607	51,903
Research and development	26,587	31,563	23,037
Stock-based compensation expense before income taxes	$110,472	$257,881	$247,700
Income tax benefit	$(21,746)	$(48,687)	$(48,383)
Stock-based compensation expense, net of income tax benefit	$88,726	$209,194	$199,317
Capitalized stock-based compensation expense	$30,124	$24,451	$75,725
    During the fiscal year ended March 31, 2021, the forfeiture of awards resulted in the reversal of expense of $69,758 and amounts capitalized as software development costs of $10,837. During the fiscal year ended March 31, 2020, the forfeiture of awards resulted in the reversal of expense of $425 and amounts capitalized as software development costs of $2,607. During the fiscal year ended March 31, 2019, the forfeiture of awards resulted in the reversal of expense of $5,784 and amounts capitalized as software development costs of $17,504.
    As of March 31, 2021, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $410,665 and will be either recognized as compensation expense over a weighted-average period of approximately 2.07 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2021, 2020 and 2019, the total fair values of restricted stock units that vested were $205,867, $219,007 and $264,162, respectively.
Restricted Stock Units
Employee Awards
    Time-based restricted stock units granted to employees under our stock-based compensation plans generally vest either annually or quarterly over three years from the date of grant. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on market conditions, primarily related to the performance of the price of our common stock. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on performance conditions, primarily related to performance metrics around certain of our titles.
ZelnickMedia Non-Employee Awards
    In connection with the 2017 Management Agreement, we granted restricted stock units to ZelnickMedia (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2021	2020
Time-based	79	92
Market-based(1)	145	168
Performance-based(1)
IP	24	28
Recurrent Consumer Spending ("RCS")	24	28
Total Performance-based	48	56
Total Restricted Stock Units	272	316
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted in fiscal year 2021 will vest on April 13, 2022, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2020 vested on April 13, 2021.

    Market-based restricted stock units granted in fiscal year 2021 are eligible to vest on April 13, 2022, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2020 vested on April 13, 2021. Market-based restricted stock units are eligible to vest based on our Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at least at the 75th percentile.
    Performance-based restricted stock units granted in fiscal year 2021 are eligible to vest on April 13, 2022, provided that the 2017 Management Agreement has not been terminated prior to such vesting date, and those granted in fiscal 2020 vested on April 13, 2021. Performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics have been achieved as of March 31, 2021 for the "IP" and "RCS" performance-based restricted stock units granted in fiscal year 2020 and fiscal year 2021.
    The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia as of March 31, 2021 and 2020 were 588 and 613, respectively. During the fiscal year ended March 31, 2021, 296 restricted stock units previously granted to ZelnickMedia vested and 0 restricted stock units were forfeited by ZelnickMedia.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2021, 2020 and 2019 was $171.58, $115.01 and $103.79 per share, respectively.
    For the fiscal years ended March 31, 2021, 2020 and 2019, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZelnickMedia was $120.00, $92.65 and $97.19 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2020	1,960	$99.54
Granted	1,191	$167.52
Vested	(925)	$106.41
Forfeited	(162)	$167.03
Non-vested restricted stock units at March 31, 2021	2,064	$139.94

Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2021		2020		2019
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.2%	0.2%	1.8%	2.4%	2.6%	2.4%
Expected stock price volatility	40.7%	40.8%	39.4%	39.9%	34.9%	31.4%
Expected service period (years)	1.5	1.0	1.5	1.0	1.5	1.0
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2021, 2020, and 2019 was $279.09, $201.07, and $150.91 per share, respectively. For the fiscal years ended March 31, 2021, 2020, and 2019, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $200.34, $132.50, and $119.21 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2020	358	$157.05
Granted	367	$185.05
Vested	(395)	$144.65
Forfeited	(7)	$228.34
Non-vested restricted stock units at March 31, 2021	323	$187.21
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2021, 2020, and 2019 was $176.42, $124.50, and $100.29, respectively. For the fiscal years ended March 31, 2021, 2020, and 2019, the estimated value of the performance-based restricted stock awards granted to ZelnickMedia was $120.00, $92.65, and $97.19 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2020	3,239	$119.97
Granted	1,768	$174.47
Vested	(80)	$100.36
Forfeited	(1,328)	$176.61
Non-vested restricted stock units at March 31, 2021	3,599	$150.06
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9,000, and as of March 31, 2021, there were approximately 8,677 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
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

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
	2021	2020
Risk-free interest rate	0.1%	1.6% - 2.4%
Expected stock price volatility	33.8% - 46.8%	28.1% - 45.6%
Expected service period (years)	0.5	0.5
Dividends	None	None
    For the fiscal year ended March 31, 2021, our employees purchased 139 shares for $14,214 with a weighted-average fair value of $101.81. For the fiscal year ended March 31, 2020, our employees purchased 126 shares for $10,515 with a weighted-average fair value of $83.25.
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
    During the fiscal years ended March 31, 2021, 2020, and 2019 we repurchased 0, 0, and 3,716 shares of our common stock in the open market, respectively, for $0, $0, and $362,429, respectively, including commissions of $0, $0 and $37, respectively, as part of the program. As of March 31, 2021, we had repurchased a total of 10,400 shares of our common stock under the program, and 3,818 shares of our common stock remained available for repurchase under the share repurchase program.
    All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
19.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2021	2020	2019
Interest income	$18,701	$47,341	$38,019
Interest expense	(6,207)	(2,637)	(8,032)
Foreign currency exchange gain (loss)	727	(3,589)	(505)
Other	(4,425)	(2,610)	(3,369)
Interest and other, net	$8,796	$38,505	$26,113

20.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2019	$(33,090)	$600	$(5,285)	$586	$(37,189)
Other comprehensive (loss) income before reclassifications	(27,445)	—	10,504	(3,332)	(20,273)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,689)	—	(1,689)
Tax effect on cross-currency swap	—	—	775	—	775
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	51,253	—	(3,817)	3,364	50,800
Amounts reclassified from accumulated other comprehensive (loss) income	—	(600)	(1,333)	—	(1,933)
Tax effect on cross-currency swap	—	—	845	—	845
Balance at March 31, 2021	$(9,282)	$—	$—	$618	$(8,664)

21.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2021
Valuation allowance for deferred income taxes	$86,937	11,525	(2,701)	—	$95,761
Allowance for doubtful accounts	443	—	—	(93)	350
Fiscal Year Ended March 31, 2020
Valuation allowance for deferred income taxes	$49,413	44,703	(7,179)	—	$86,937
Allowance for doubtful accounts	995	—	(547)	(5)	443
Fiscal Year Ended March 31, 2019
Valuation allowance for deferred income taxes(1)	$195,640	11,850	(107,133)	(50,944)	$49,413
Allowance for doubtful accounts	1,247	651	—	(903)	995

(1) Amount categorized as Other represents a reduction to the valuation allowance included in the cumulative effect of initially applying the New Revenue Accounting Standard as an adjustment to the opening balance of Retained earnings, due to revenues that were previously deferred being accelerated to Retained earnings, for which a timing difference exists for accounting and tax purposes.
22.   ACQUISITIONS
    On September 4, 2020, we completed the acquisition of privately-held Playdots, Inc. ("Playdots"), a New York, New York based free-to-play mobile game developer, for consideration of $97,846 in cash and 604 shares of our common stock. The cash portion was funded from our cash on hand. Of the cash consideration, $13,440 was contractually deferred and accrued for within Accrued expenses and other current liabilities within our Consolidated Balance Sheet at acquisition. During the fiscal year ended March 31, 2021, we paid out $3,840 of this amount. As of March 31, 2021, $9,600 remained accrued within Accrued expenses and other current liabilities within our Consolidated Balance Sheet at acquisition.

We acquired Playdots as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $195,493, which consisted of the following:

Fair value of purchase consideration
Cash	$97,846
Common stock (604 shares)	97,647
Total	$195,493

We used the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary fair values of net tangible and intangible assets are management’s estimates based on the information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, to the extent additional information is received. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Playdots:

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

The amounts of revenue and earnings of Playdots included in our Consolidated Statement of Operations from the acquisition date to the period ending March 31, 2021 are as follows:

Fiscal Year Ended March 31, 2021
Net revenue	$20,640
Net income (loss)	$(27,407)

The following table summarizes the pro forma consolidated results of operations (unaudited) for the fiscal years ended March 31, 2021 and 2020, respectively, as though the acquisition had occurred on April 1, 2019, the beginning of Fiscal 2020, and Playdots had been included in our consolidated results for the entire periods subsequent to that date.

	Fiscal Year Ended March 31,
	2021	2020
Pro forma Net revenue	$3,392,117	$3,112,757
Pro forma Net income	$580,393	$370,225

The unaudited pro forma consolidated results above are based on the historical financial statements of the Company and Playdots and not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2020 and are not indicative of the future operating results of the combined company. The financial information for Playdots prior to the acquisition has been included in the pro forma results of operations and includes certain adjustments to the historical consolidated financial statements of Playdots to align with our accounting policies. The pro forma consolidated results of operations also include the business combination accounting effects resulting from the acquisition, including amortization expense related to finite-lived intangible assets acquired and the related tax effects assuming that the business combination occurred on April 1, 2019.

Transaction costs of $2,553 for the fiscal years ended March 31, 2021, which have been recorded within General and administrative expense in our Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 18, 2021
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 18, 2021
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 18, 2021
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 18, 2021
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 18, 2021
/s/ J MOSES
J Moses	Director	May 18, 2021
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 18, 2021
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 18, 2021
/s/ SUSAN TOLSON
Susan Tolson	Director	May 18, 2021
/s/ PAUL VIERA
Paul Viera	Director	May 18, 2021