Form 10-Q
period 2021-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2021-08-03
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 22, 2021, there were 116,518,331 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,400,876	$1,422,884
Short-term investments	1,135,188	1,308,692
Restricted cash and cash equivalents	653,069	538,822
Accounts receivable, net of allowances of $350 and $350 at June 30, 2021 and March 31, 2021, respectively	487,171	552,762
Inventory	11,491	17,742
Software development costs and licenses	14,620	43,443
Deferred cost of goods sold	10,820	15,524
Prepaid expenses and other	300,377	320,646
Total current assets	4,013,612	4,220,515
Fixed assets, net	224,880	149,364
Right-of-use assets	163,464	164,763
Software development costs and licenses, net of current portion	607,207	490,892
Goodwill	645,591	535,306
Other intangibles, net	305,707	121,591
Deferred tax assets	78,383	90,206
Long-term restricted cash and cash equivalents	103,433	98,541
Other assets	171,978	157,040
Total assets	$6,314,255	$6,028,218
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67,136	$71,001
Accrued expenses and other current liabilities	1,242,312	1,204,090
Deferred revenue	824,520	928,029
Lease liabilities	31,361	31,595
Total current liabilities	2,165,329	2,234,715
Non-current deferred revenue	51,318	37,302
Non-current lease liabilities	156,951	159,671
Non-current software development royalties	111,652	110,127
Other long-term liabilities	197,698	154,511
Total liabilities	$2,682,948	$2,696,326
Commitments and contingencies (See Note 13)
Equity:
Take-Two Interactive Software, Inc. stockholders' equity
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at June 30, 2021 and March 31, 2021	—	—
Common stock, $.01 par value, 200,000 shares authorized; 138,846 and 137,584 shares issued and 116,425 and 115,163 outstanding at June 30, 2021 and March 31, 2021, respectively	1,389	1,376
Additional paid-in capital	2,417,658	2,288,781
Treasury stock, at cost; 22,421 common shares at June 30, 2021 and March 31, 2021	(820,572)	(820,572)
Retained earnings	2,023,227	1,870,971
Accumulated other comprehensive loss	(2,770)	(8,664)
Total Take-Two Interactive Software, Inc. stockholders' equity	3,618,932	3,331,892
Non-controlling interest (See Note 15)	12,375	—
Total equity	$3,631,307	$3,331,892
Total liabilities and equity	$6,314,255	$6,028,218
   See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020
Net revenue	$813,346	$831,310
Cost of goods sold	329,715	476,689
Gross profit	483,631	354,621
General and administrative	104,447	102,173
Selling and marketing	103,854	84,779
Research and development	92,294	73,108
Depreciation and amortization	12,465	12,418
Business reorganization	97	—
Total operating expenses	313,157	272,478
Income from operations	170,474	82,143
Interest and other, net	(1,027)	8,218
Gain on long-term investments, net	1,997	—
Income before income taxes	171,444	90,361
Provision for income taxes	19,188	1,856
Net income	$152,256	$88,505
Earnings per share:
Basic earnings per share	$1.32	$0.78
Diluted earnings per share	$1.30	$0.77
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Net income	$152,256	$88,505
Other comprehensive income:
Foreign currency translation adjustment	6,132	4,701
Cash flow hedges:
Change in unrealized gains	—	(3,817)
Reclassification to earnings	—	(1,333)
Tax effect on effective cash flow hedges	—	845
Change in fair value of effective cash flow hedge	—	(4,305)
Change in fair value of available for sale securities	(238)	5,849
Other comprehensive income	5,894	6,245
Comprehensive income	$158,150	$94,750

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Operating activities:
Net income	$152,256	$88,505
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	24,511	57,441
Depreciation	12,464	12,298
Amortization and impairment of intellectual property	15,215	4,986
Stock-based compensation	49,050	53,411
Other, net	13,802	(2,924)
Changes in assets and liabilities:
Accounts receivable	74,681	(91,846)
Inventory	6,336	(131)
Software development costs and licenses	(85,887)	(60,219)
Prepaid expenses and other assets	17,622	80,759
Deferred revenue	(94,660)	153,525
Deferred cost of goods sold	4,850	5,398
Accounts payable, accrued expenses and other liabilities	(41,998)	144,220
Net cash provided by operating activities	148,242	445,423
Investing activities:
Change in bank time deposits	311,893	(161,026)
Proceeds from available-for-sale securities	161,151	117,738
Purchases of available-for-sale securities	(302,485)	(188,372)
Purchases of fixed assets	(86,433)	(8,905)
Purchases of long-term investments	(96)	(6,900)
Business acquisitions	(97,887)	—
Net cash used in investing activities	(13,857)	(247,465)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(48,261)	(38,506)
Issuance of common stock	9,230	6,503
Net cash used in financing activities	(39,031)	(32,003)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	1,777	1,925
Net change in cash, cash equivalents, and restricted cash and cash equivalents	97,131	167,880
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,060,247	1,993,392
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$2,157,378	$2,161,272
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in thousands)

	Three Months Ended June 30, 2021

	Take-Two Interactive Software, Inc. stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest (Note 15)	Total Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137,584	$1,376	$2,288,781	(22,421)	$(820,572)	$1,870,971	$(8,664)	$—	$3,331,892
Net income	—	—	—	—	—	152,256	—	—	152,256
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6,132	—	6,132
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(238)	—	(238)
Stock-based compensation	—	—	73,767	—	—	—	—	—	73,767
Issuance of restricted stock, net of forfeitures and cancellations	943	9	(9)	—	—	—	—	—	—
Net share settlement of restricted stock awards	(266)	(2)	(48,259)	—	—	—	—	—	(48,261)
Employee share purchase plan settlement	70	1	9,229	—	—	—	—	—	9,230
Issuance of shares related to Nordeus acquisition	515	5	94,149	—	—	—	—	—	94,154
Call option related to Nordeus Acquisition	—	—	—	—	—	—	—	12,375	12,375
Balance, June 30, 2021	138,846	$1,389	$2,417,658	(22,421)	$(820,572)	$2,023,227	$(2,770)	$12,375	$3,631,307

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	88,505	—	88,505
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	4,701	4,701
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(4,305)	(4,305)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	5,849	5,849
Stock-based compensation	—	—	49,037	—	—	—	—	49,037
Repurchased common stock	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures and cancellations	979	10	(10)	—	—	—	—	—
Net share settlement of restricted stock awards	(282)	(3)	(38,503)	—	—	—	—	(38,506)
Employee share purchase plan settlement	65	1	6,502	—	—	—	—	6,503
Balance, June 30, 2020	136,689	$1,367	$2,151,774	(22,421)	$(820,572)	$1,370,590	$(52,131)	$2,651,028

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and T2 Mobile Games, which includes Socialpoint, Playdots, and Nordeus. Our products are designed for console systems, including but not limited to, Sony's PlayStation®4 ("PS4") and PlayStation 5 ("PS5"), Microsoft's Xbox One® ("Xbox One") and Xbox Series X|S ("Xbox Series X|S"), and Nintendo's Switch™ ("Switch"), personal computers ("PC"), and mobile including smart phones and tablets ("Mobile"), and are delivered through physical retail, digital download, online platforms, and cloud streaming services.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. We adopted this update effective April 1, 2021. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

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

Net revenue by product revenue and service and other was as follows:

	Three Months Ended June 30,
	2021	2020
Net revenue recognized:
Service and other	$633,638	$532,050
Product	179,708	299,260
Total net revenue	$813,346	$831,310

Recurrent consumer spending revenue
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.

Full game and other revenue
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by full game and other revenue and recurrent consumer spending was as follows:

	Three Months Ended June 30,
	2021	2020
Net revenue recognized:
Recurrent consumer spending	$572,266	$496,853
Full game and other	241,080	334,457
Total net revenue	$813,346	$831,310

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2021	2020
Net revenue recognized:
United States	$493,186	$470,490
International	320,160	360,820
Total net revenue	$813,346	$831,310

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2021	2020
Net revenue recognized:
Console	$602,443	$611,685
PC and other	128,645	165,260
Mobile	82,258	54,365
Total net revenue	$813,346	$831,310

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2021	2020
Net revenue recognized:
Digital online	$740,806	$735,576
Physical retail and other	72,540	95,734
Total net revenue	$813,346	$831,310

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of June 30, 2021 and March 31, 2021 were $875,838 and $965,331, respectively. For the three months ended June 30, 2021, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2021 and 2020, $463,241 and $371,213, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of June 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $998,074, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $878,756 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2021 and March 31, 2021, our contract asset balances were $103,772 and $105,554, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $1,705 and $2,665 during the three months ended June 30, 2021 and 2020, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $7,218 and $6,740 during the three months ended June 30, 2021 and 2020, respectively.

In connection with the 2017 Management Agreement, we have granted restricted stock units to ZelnickMedia as follows:

	Three Months Ended June 30,
	2021	2020
Time-based	51	79
Market-based(1)	93	145
Performance-based(1)
IP	16	24
Recurrent Consumer Spending ("RCS")	16	24
Total—Performance-based	32	48
Total Restricted Stock Units	176	272
______________________________________________________________________________
(1)Represents the maximum number of shares eligible to vest.
Time-based restricted stock units granted in fiscal year 2022 will vest on April 13, 2023, and those granted in fiscal year 2021 will vest on April 13, 2022, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date.
Market-based restricted stock units granted in fiscal year 2022 are eligible to vest on April 13, 2023, and those granted in fiscal year 2021 are eligible to vest on April 13, 2022, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2022 are eligible to vest on April 13, 2023, and those granted in fiscal year 2021 are eligible to vest on April 13, 2022, in each case provided that the 2017 Management Agreement has not been terminated prior to such vesting date. The performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 449 and 588 as of June 30, 2021 and March 31, 2021, respectively. During the three months ended June 30, 2021, 315 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

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

	June 30, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$633,114	$633,114	$—	$—	Cash and cash equivalents
Bank-time deposits	382,000	382,000	—	—	Cash and cash equivalents
Commercial paper	17,980	—	17,980	—	Cash and cash equivalents
US Agencies	5,000	—	5,000	—	Cash and cash equivalents
Corporate bonds	1,001	—	1,001	—	Cash and cash equivalents
Corporate bonds	661,790	—	661,790	—	Short-term investments
Bank-time deposits	266,869	266,869	—	—	Short-term investments
US Treasuries	55,489	55,489	—	—	Short-term investments
Asset-backed securities	229	—	229	—	Short-term investments
Commercial paper	150,811	—	150,811	—	Short-term investments
Money market funds	642,912	642,912	—	—	Restricted cash and cash equivalents
Bank-time deposits	557	557	—	—	Restricted cash and cash equivalents
Money market funds	103,433	103,433	—	—	Long-term restricted cash and cash equivalents
Private equity	9,670	—	—	9,670	Other assets
Foreign currency forward contracts	(161)	—	(161)	—	Accrued expenses and other current liabilities
Contingent earn-out consideration	(28,294)	—	—	(28,294)	Accrued expenses and other current liabilities
Contingent earn-out consideration	(50,370)	—	—	(50,370)	Other long-term liabilities
Total recurring fair value measurements, net	$2,852,030	$2,084,374	$836,650	$(68,994)

	March 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$837,614	$837,614	$—	$—	Cash and cash equivalents
Bank-time deposits	95,000	95,000	—	—	Cash and cash equivalents
Commercial paper	100,105	—	100,105	—	Cash and cash equivalents
Corporate bonds	—	—	—	—	Cash and cash equivalents
Money market funds	528,659	528,659	—	—	Restricted cash and cash equivalents
Bank-time deposits	563	563	—	—	Restricted cash and cash equivalents
Corporate bonds	521,224	—	521,224	—	Short-term investments
Bank-time deposits	578,762	578,762	—	—	Short-term investments
US Treasuries	60,086	60,086	—	—	Short-term investments
Commercial paper	148,150	—	148,150	—	Short-term investments
Asset-backed securities	470	—	470	—	Short-term investments
Money market funds	98,541	98,541	—	—	Long-term restricted cash and cash equivalents
Private equity	7,578	—	—	7,578	Other assets
Foreign currency forward contracts	$(125)	$—	$(125)	$—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,976,627	$2,199,225	$769,824	$7,578
In connection with the Nordeus acquisition (see Note 15 - Acquisitions), we recorded $78,664 as the initial fair value of contingent earn-out consideration. Due to the timing of the acquisition, the preliminary initial fair value was estimated using a simplified approach that had a limited number of scenarios and inputs, including projected financial information and relevant discount rates, which are considered significant unobservable Level 3 inputs. Subsequently, we will finalize our initial fair value using several scenarios and additional inputs, including market volatility.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2021.
Nonrecurring fair value measurements

We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2021, we held $20,000 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$266,869	$—	$—	$266,869
Available-for-sale securities:
Corporate bonds	661,327	713	(250)	661,790
US Treasuries	55,463	26	—	55,489
Asset-backed securities	229	—	—	229
Commercial paper	150,811	—	—	150,811
Total Short-term investments	$1,134,699	$739	$(250)	$1,135,188

	March 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$578,762	$—	$—	$578,762
Available-for-sale securities:
Corporate bonds	520,486	994	(256)	521,224
US Treasuries	60,029	57	—	60,086
Asset-backed securities	469	1	—	470
Commercial paper	148,149	1	—	148,150
Total Short-term investments	$1,307,895	$1,053	$(256)	$1,308,692
The following table summarizes the contracted maturities of our short-term investments at June 30, 2021:

	June 30, 2021
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$892,200	$892,781
Due in 1 - 2 years	242,499	242,407
Total Short-term investments	$1,134,699	$1,135,188

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

Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2021	March 31, 2021
Forward contracts to sell foreign currencies	$64,463	$140,510
Forward contracts to purchase foreign currencies	105,830	92,123
For the three months ended June 30, 2021 and 2020, we recorded a loss of $1,828 and a loss of $2,657, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. INVENTORY
Inventory balances by category were as follows:

	June 30, 2021	March 31, 2021
Finished products	$10,693	$16,941
Parts and supplies	798	801
Inventory	$11,491	$17,742
Estimated product returns included in Inventory at June 30, 2021 and March 31, 2021 were $220 and $186, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2021		March 31, 2021
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$7,055	$504,520	$22,225	$412,919
Software development costs, externally developed	3,014	95,966	7,349	75,086
Licenses	4,551	6,721	13,869	2,887
Software development costs and licenses	$14,620	$607,207	$43,443	$490,892
During the three months ended June 30, 2021 and 2020, we recorded $9,771 and $19,695, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the three months ended June 30, 2021, and 2020, respectively, related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	March 31, 2021
Software development royalties	$892,023	$814,998
Compensation and benefits	90,833	122,404
Licenses	82,087	84,330
Deferred acquisition payments	40,382	13,343
Refund liability	33,856	53,361
Marketing and promotions	26,237	32,591
Other	76,894	83,063
Accrued expenses and other current liabilities	$1,242,312	$1,204,090

10. DEBT
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement, and on June 28, 2021, we amended our unsecured Credit Agreement solely to increase the commitments under the facility by $50,000 (as amended, the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $250,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $200,000 in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.10% at June 30, 2021), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at June 30, 2021.
Information related to availability on our Credit Agreement was as follows:

	June 30, 2021	March 31, 2021
Available borrowings	$247,874	$197,874
Outstanding letters of credit	2,126	2,126
We recorded interest expense and fees related to the Credit Agreement of $145 and $82 for the three months ended June 30, 2021 and 2020, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2021	2020
Computation of Basic earnings per share:
Net income	$152,256	$88,505
Weighted average shares outstanding—basic	115,702	113,862
Basic earnings per share	$1.32	$0.78

Computation of Diluted earnings per share:
Net income	$152,256	$88,505

Weighted average shares outstanding—basic	115,702	113,862
Add: dilutive effect of common stock equivalents	1,428	1,094
Weighted average common shares outstanding—diluted	117,130	114,956

Diluted earnings per share	$1.30	$0.77
During the three months ended June 30, 2021, 943 restricted stock awards vested, we granted 893 unvested restricted stock awards, and 17 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9,282)	$618	$(8,664)
Other comprehensive income (loss) before reclassifications	6,132	(238)	5,894
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at June 30, 2021	$(3,150)	$380	$(2,770)

	Three Months Ended June 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	4,701	—	(2,972)	5,849	7,578
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,333)	—	(1,333)
Balance at June 30, 2020	$(55,834)	$600	$—	$3,103	$(52,131)

13. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, we did not have any significant changes to our commitments since March 31, 2021.

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

14. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $19,188 for the three months ended June 30, 2021, as compared to $1,856 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 11.2% for the three months ended June 30, 2021 was due primarily to a tax benefit of $12,082 due to tax credits and excess tax benefits of $9,448 from employee stock-based compensation and the geographic mix of earnings.
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

15. ACQUISITIONS
Nordeus Acquisition

On June 1, 2021, we completed the acquisition of 94.5% of Nordeus Limited ("Nordeus"), a privately-held Irish holding company of a Belgrade, Serbia based free-to-play mobile game developer, for consideration of $120,488 in cash, 515 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153,000 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. The cash portion was funded from our cash on hand. In addition to the shares we acquired, we have a call option to purchase the remaining 5.5% of the outstanding equity of Nordeus for cash consideration of $12,375 in September 2021. We are accounting for the call option as Non-controlling interest in our Condensed Statement of Stockholder's Equity. Income attributable to our Non-controlling interest for the three months ended June 30, 2021 is immaterial.

We acquired Nordeus as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $306,306, which consisted of the following:

Fair value of purchase consideration
Cash	$120,488
Common stock (515 shares)	94,154
Call option	12,375
Contingent earn-out	78,664
Deferred payment	625
Total	$306,306

The fair value of the contingent earn-out consideration arrangement at the acquisition date was $78,664. We estimated the fair value of the contingent earn-out consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

(Refer to Note 4 - Fair Value Measurements.) As of June 30, 2021, there were no significant changes in the range of outcomes for the contingent earn-out consideration recognized as a result of the acquisition of Nordeus. We reported $28,294 within Accrued expenses and $50,370 within Other long-term liabilities in our Condensed Consolidated Balance Sheet.

We used the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary fair values of net tangible and intangible assets are management’s estimates based on the information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, as additional information is received. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Nordeus:

	Fair Value	Weighted average useful life
Cash acquired	$22,600	N/A
Other tangible assets	18,858	N/A
Other liabilities assumed	(38,690)	N/A
Intangible Assets
Developed game technology	186,500	9
User base	3,200	1
Branding and trade names	3,200	8
Game engine technology	3,900	4
Goodwill	106,738	N/A
Total	$306,306

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The amounts of revenue and earnings of Nordeus included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

Three Months Ended June 30, 2021
Net revenue	1,936
Net loss	4,490

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three months ended June 30, 2021 and 2020, as though the acquisition had occurred on April 1, 2020, the beginning of fiscal year 2021, and Nordeus had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended June 30,
	2021	2020
Pro forma Net revenue	$823,190	$841,265
Pro forma Net income	$154,436	$83,571

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Nordeus and not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of fiscal year 2021 and are not indicative of the future operating results of the combined company. The financial information for Nordeus prior to the acquisition has been included in the pro-forma results of operations and includes certain adjustments to the historical consolidated financial statements of Nordeus to align with our accounting policies. The pro-forma consolidated results of operations also include the business combination accounting effects resulting from the acquisition, including amortization expense related to finite-lived intangible assets acquired and the related tax effects assuming that the business combination occurred on April 1, 2020.

Transaction costs of $2,003 for the three months ended June 30, 2021, which have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

Asset Acquisition

In June 2021, we acquired two office buildings in the United Kingdom to use for office space for total cash consideration of $72,908. The transaction was treated as an asset acquisition, in which the cash consideration and direct transaction costs were allocated on a relative fair value basis to identified assets. The following table summarizes the acquisition date fair value of tangible assets, which are included within Fixed asset on our Condensed Consolidated Balance Sheets, and intangible assets, which are included within Intangible assets, net on our Condensed Consolidated Balance Sheets, acquired:

	Fair Value	Weighted average useful life
Building	$31,104	30
Land	38,243	N/A
Lease-in-place intangible asset	2,176	4
Total	$71,523

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Overview
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and T2 Mobile Games. Our products are currently designed for console gaming systems, PC, and Mobile including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
We endeavor to be the most creative, innovative, and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, role-playing, shooter, sports, and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Serbia, Spain, South Korea, the United Kingdom, and the United States.
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 350 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold in over 150 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 35 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across a number of platforms, including mobile.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed brands, such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences. 2K also publishes mobile titles, such as WWE SuperCard.
Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program. Kerbal Space Program 2 is planned for release in fiscal year 2023. Private Division also released The Outer Worlds and Ancestors: The Humankind Odyssey.
T2 Mobile Games, which includes Socialpoint, Playdots, and Nordeus, which publish popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences, generates revenue from in-game sales and in-game advertising. T2 Mobile Games' titles include Dragon City, Monster Legends, Two Dots, and Top Eleven. In addition, T2 Mobile Games has a number of exciting games planned for launch in the coming years.
We acquired Nordeus Limited on June 1, 2021, for consideration having an acquisition date fair value of $306.3 million, consisting of $120.5 million in cash, the issuance of 0.5 million shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153.0 million in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing (See Note 15 - Acquisitions of our Condensed Consolidated Financial Statements). Founded in 2010, Nordeus is a mobile games company based in Belgrade, Serbia, best known for Top Eleven, with over 240 million registered users.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 53 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August of each of the NBA 2K League's first three seasons. The NBA 2K League's fourth season began in May and is set to conclude in September.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 33.7% of our net revenue for the three months ended June 30, 2021. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 pandemic related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects, the impact of vaccination efforts or of the lifting of certain restrictions, and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. We expect that engagement trends will continue to be higher than they were pre-pandemic. However, as the return to normalcy continues, we expect a moderation of the trends that have benefited our industry. We have developed and continue to develop plans to help mitigate the negative impacts of the pandemic on our business, such as our transition to working from home, based on our concern for the health and safety of our teams, for the vast majority of our teams, which to date has resulted in minimal disruption. However, despite largely positive outcomes to date, these efforts may ultimately not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 80.6% and 81.6% of net revenue during the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021, our five largest customers comprised 74.2% and 77.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 65.3% and 69.2% of such balance at June 30, 2021 and March 31, 2021, respectively. We had two customers who accounted for 47.7% and 17.6%, respectively, of our gross accounts receivable as of June 30, 2021 and two customers who accounted for 50.4% and 18.8%, respectively, of our gross accounts receivable as of March 31, 2021. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could adversely affect our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 74.1% of our net revenue by product platform for the three months ended June 30, 2021. The success of our business is dependent on consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment playable on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e. the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events have affected and may continue to affect the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 91.1% of our net revenue for the three months ended June 30, 2021. We expect online delivery of games and game offerings to continue to grow and to continue to be the primary part of our business over the long term.

Content Release Highlights
To date we have announced that, during fiscal year 2022, Rockstar Games will release Grand Theft Auto V and a standalone version of Grand Theft Auto Online for the PS5 and Xbox Series X|S, Private Division will release OlliOlli World and Hades, and 2K will release NBA 2K22, WWE 2K22, and Tiny Tina's Wonderlands. In addition, throughout the year, we expect our labels to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long-term.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2021	2020	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$711,430	$996,249	$(284,819)	(28.6)%
For the three months ended June 30, 2021, Net Bookings decreased by $284.8 million as compared to the prior year period due primarily to a decrease in Net Bookings from Grand Theft Auto Online and Grand Theft Auto V, our NBA 2K franchise, Red Dead Redemption 2, Borderlands 3, and The Outer Worlds, partially offset by an increase in Net Bookings from Two Dots, which was part of the Playdots acquisition in September 2020.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
(thousands of dollars)	2021		2020
Net revenue	$813,346	100.0%	$831,310	100.0%
Cost of goods sold	329,715	40.5%	476,689	57.3%
Gross profit	483,631	59.5%	354,621	42.7%
General and administrative	104,447	12.8%	102,173	12.3%
Selling and marketing	103,854	12.8%	84,779	10.2%
Research and development	92,294	11.3%	73,108	8.8%
Depreciation and amortization	12,465	1.5%	12,418	1.5%
Business reorganization	97	—%	—	—%
Total operating expenses	313,157	38.5%	272,478	32.8%
Income from operations	170,474	21.0%	82,143	9.9%
Interest and other, net	(1,027)	(0.1)%	8,218	1.0%
Gain on long-term investments, net	1,997	0.2%	—	—%
Income before income taxes	171,444	21.1%	90,361	10.9%
Provision for income taxes	19,188	2.4%	1,856	0.2%
Net income	$152,256	18.7%	$88,505	10.6%

	Three Months Ended June 30,
	2021		2020
Net revenue by geographic region:
United States	$493,186	60.6%	$470,490	56.6%
International	320,160	39.4%	360,820	43.4%
Net revenue by platform:
Console	$602,443	74.1%	$611,685	73.6%
PC and other	128,645	15.8%	165,260	19.9%
Mobile	82,258	10.1%	54,365	6.5%
Net revenue by distribution channel:
Digital online	$740,806	91.1%	$735,576	88.5%
Physical retail and other	72,540	8.9%	95,734	11.5%
Net revenue by content:
Recurrent consumer spending	$572,266	70.4%	$496,853	59.8%
Full game and other	241,080	29.6%	334,457	40.2%

Three Months Ended June 30, 2021 Compared to June 30, 2020

(thousands of dollars)	2021	%	2020	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$813,346	100.0%	$831,310	100.0%	$(17,964)	(2.2)%
Software development costs and royalties (1)	87,037	10.7%	148,047	17.8%	(61,010)	(41.2)%
Internal royalties	145,378	17.9%	214,063	25.8%	(68,685)	(32.1)%
Product costs	46,896	5.8%	58,560	7.0%	(11,664)	(19.9)%
Licenses	50,404	6.2%	56,019	6.7%	(5,615)	(10.0)%
Cost of goods sold	329,715	40.5%	476,689	57.3%	(146,974)	(30.8)%
Gross profit	$483,631	59.5%	$354,621	42.7%	$129,010	36.4%
_______________________________________________________________________________

(1)Includes $12,050 and $29,033 of stock-based compensation expense in 2021 and 2020, respectively, in software development costs and royalties.
For the three months ended June 30, 2021, net revenue decreased by $18.0 million as compared to the prior year period. The decrease was due to a decrease in net revenue of (i) $47.1 million from Red Dead Redemption 2 and (ii) $26.8 million from Borderlands 3. These decreases were partially offset by an increase in net revenue of (i) $54.7 million from our NBA 2K franchise.
Net revenue from console games decreased by $9.2 million and accounted for 74.1% of our total net revenue for the three months ended June 30, 2021, as compared to 73.6% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, and our BioShock franchise, partially offset by an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, and PGA TOUR 2K21. Net revenue from PC and other decreased by $36.6 million and accounted for 15.8% of our total net revenue for the three months ended June 30, 2021, as compared to 19.9% for the prior year period. The decrease was due to a decrease in net revenue from Borderlands 3, Grand Theft Auto V, and Red Dead Redemption 2, partially offset by an increase in net revenue from our NBA 2K franchise. Net revenue from Mobile increased by $27.9 million and accounted for 10.1% of our total net revenue for three months ended June 30, 2021, as compared to 6.5% for the prior year period. The increase was due primarily to an increase in net revenue from Two Dots, Grand Theft Auto: San Andreas, and Dragon City.
Net revenue from digital online channels increased by $5.2 million and accounted for 91.1% of our total net revenue for the three months ended June 30, 2021, as compared to 88.5% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online, and Two Dots, partially offset by a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, Civilization VI, and Grand Theft Auto V. Net revenue from physical retail and other channels decreased by $23.2 million and accounted for 8.9% of our total net revenue for the three months ended June 30, 2021, as compared to 11.5% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from Red Dead Redemption 2, Borderlands 3, Grand Theft Auto V, and our BioShock franchise.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $75.4 million and accounted for 70.4% of net revenue for the three months ended June 30, 2021, as compared to 59.8% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from our NBA 2K franchise, Grand Theft Auto Online and Grand Theft Auto V, and Two Dots, partially offset by a decrease in net revenue from Borderlands 3, Civilization VI, and Red Dead Redemption 2 and Red Dead Online. Net revenue from full game and other decreased by $93.4 million and accounted for 29.6% of net revenue for the three months ended June 30, 2021 as compared to 40.2% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from Red Dead Redemption 2, Grand Theft Auto V, and Borderlands 3.
Gross profit as a percentage of net revenue for the three months ended June 30, 2021 was 59.5% as compared to 42.7% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower internal royalties due to the timing of when royalties are earned, lower capitalized software amortization due primarily to the timing of releases, and lower development royalties due primarily to the timing of releases.
Net revenue earned outside of the United States decreased by $40.7 million and accounted for 39.4% of our total net revenue for the three months ended June 30, 2021, as compared to 43.4% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Red Dead Redemption 2, Grand Theft Auto V, and Borderlands 3, partially offset by an increase in net revenue from our NBA 2K franchise. Changes in foreign currency exchange rates decreased net revenue by $1.1 million and increased gross profit by $0.3 million for the three months ended June 30, 2021 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
General and administrative	$104,447	12.8%	$102,173	12.3%	2,274	2.2%
Selling and marketing	103,854	12.8%	84,779	10.2%	$19,075	22.5%
Research and development	92,294	11.3%	73,108	8.8%	19,186	26.2%
Depreciation and amortization	12,465	1.5%	12,418	1.5%	47	0.4%
Business reorganization	97	—%	—	—%	97	100.0%
Total operating expenses(1)	$313,157	38.5%	$272,478	32.8%	$40,679	14.9%
_______________________________________________________________________________

(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
General and administrative	$17,197	$13,200
Selling and marketing	8,033	4,728
Research and development	11,770	6,450
Changes in foreign currency exchange rates decreased total operating expenses by $2.0 million for the three months ended June 30, 2021, as compared to the prior year period.
General and administrative
General and administrative expenses increased by $2.3 million for the three months ended June 30, 2021, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount, (ii) professional fees related to our acquisition of Nordeus, (iii) rent expense, and (iv) IT expenses for cloud-based services. The increase was partially offset due primarily to a decrease in charitable contributions in the prior year period related to our COVID-19 response and relief efforts.
General and administrative expenses for the three months ended June 30, 2021 and 2020 included occupancy expense (primarily rent, utilities and office expenses) of $7.8 million and $7.3 million, respectively, related to our development studios.
Selling and marketing
Selling and marketing expenses increased by $19.1 million for the three months ended June 30, 2021, as compared to the prior year period, due primarily to (i) higher overall marketing expense for Two Dots, Top Eleven, Red Dead Online, Dragon City, and Word Life, partially offset by lower marketing expenses for Disintegration and Grand Theft Auto Online and (ii) personnel expenses due to increased headcount.
Research and development
Research and development expenses increased by $19.2 million for the three months ended June 30, 2021, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount.
Depreciation and Amortization
Depreciation and amortization expenses was relatively consistent year-on-year for the three months ended June 30, 2021 as compared to the prior year period.
Business reorganization
For the three months ended June 30, 2021, business reorganization expense increased by $0.1 million as compared to the prior year period and was not material.
Interest and other, net
Interest and other, net was expense of $1.0 million for the three months ended June 30, 2021, as compared to income of $8.2 million for the prior year period. The change was due primarily to (i) foreign currency losses in the current year period as compared to gains in the prior year period, including a $3.1 million reclassification from Accumulated other comprehensive loss as a result of discontinuing our cash flow hedge related to our cross-currency swap, and (ii) lower interest income due to lower interest rates.
Gain on long-term investments, net
Gain on long-term investments, net for the three months ended June 30, 2021 was $2.0 million and was due primarily to changes in value based on the observable price change of our long-term investments.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $19.2 million for the three months ended June 30, 2021 as compared to $1.9 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 11.2% for the three months ended June 30, 2021 was due primarily to a tax benefit of $12.1 million from tax credits and excess tax benefits of $9.4 million from employee stock-based compensation offset by the geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 2.1% for the three months ended June 30, 2020 was due primarily to excess tax benefits of $7.9 million from employee stock-based compensation, tax benefits of $4.9 million from tax credits and the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased expense related to the geographic mix of earnings and decreased excess tax benefits from employee stock-based compensation in the current period, partially offset by increased tax credits.
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
On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA”) was signed into law. ARPA includes several revenue-raising and business provisions. One such provision that impacts the Company is the expansion of the limitation of compensation deductions for certain covered employees of publicly held corporations. Effective April 1, 2027, ARPA expanded the limitation to cover the next five most highly compensated employees. As June 30, 2021, ARPA did not have a material impact on our Condensed Consolidated Financial Statements.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Condensed Consolidated Financial Statements.
Net income and earnings per share
For the three months ended June 30, 2021, net income was $152.3 million, as compared to $88.5 million in the prior year period. Diluted earnings per share for the three months ended June 30, 2021 was $1.30, as compared to diluted earnings per share of $0.77 in the prior year period. Diluted weighted average shares of 117.1 million were 2.2 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period. See Note 11 - Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.
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
Short-term Investments
As of June 30, 2021, we had $1,135.2 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of June 30, 2021, based on the composition of our investment portfolio and relatively lower interest rates as a result of the actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
Credit Agreement
On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”), and on June 28, 2021, we amended our unsecured Credit Agreement solely to increase the commitments under the facility by $50 million (as amended, the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $250 million, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25 million and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $25 million. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $200 million in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.10% at June 30, 2021), which rates are determined by reference to our consolidated total net leverage ratio.
As of June 30, 2021, there was $247.9 million available to borrow under the Credit Agreement, and we had $2.1 million of letters of credit outstanding. At June 30, 2021, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 80.6% and 81.6% of net revenue during the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021, five customers accounted for 74.2% and 77.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 65.3% and 69.2% of such balances at June 30, 2021 and March 31, 2021, respectively. We had two customers who accounted for 47.7% and 17.6% of our gross accounts receivable as of June 30, 2021, respectively, and two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
We believe our current cash and cash equivalents, short-term investments and projected cash flows from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets to date. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
As of June 30, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $517.8 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended June 30, 2021, we did not make any repurchases of our common stock in the open market. We have repurchased a total of 10.4 million shares of our common stock under the program, and as of June 30, 2021, 3.8 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2021	2020
Net cash provided by operating activities	$148,242	$445,423
Net cash used in investing activities	(13,857)	(247,465)
Net cash used in financing activities	(39,031)	(32,003)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	1,777	1,925
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$97,131	$167,880
At June 30, 2021, we had $2,157.4 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,060.2 million at March 31, 2021. The increase was due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by (1) Net cash used in financing activities, which was primarily for tax payments related to net share settlements of our restricted stock awards and (2) Net cash used in investing activities primarily related to (i) net purchases of available for sale securities, (ii) our acquisition of Nordeus, and (iii) purchases of fixed assets, including our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions), partially offset by changes in bank time deposits.
Contractual Obligations and Commitments
Refer to Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2022, we anticipate capital expenditures to be $170 million. During the three months ended June 30, 2021, capital expenditures were $86.4 million, which includes our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions).
Off-Balance Sheet Arrangements
As of June 30, 2021 and March 31, 2021, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2021 and 2020, 39.4% and 43.4%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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
As of June 30, 2021, we had $1,135.2 million of short-term investments, which included $868.3 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $1,400.9 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2021.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at June 30, 2021), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 0.10% at June 30, 2021), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At June 30, 2021, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2021 and 2020, our foreign currency translation adjustment was a gain of $6.1 million and a gain of $4.7 million, respectively. For the three months ended June 30, 2021 and 2020, we recognized a foreign currency exchange transaction loss of $2.4 million and a gain of $3.5 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2021, we had $64.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $105.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2021, we had $140.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $92.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2021 and 2020, we recorded a loss of $1.8 million and a loss of $2.7 million, respectively. As of June 30, 2021, the fair value of these outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities, and, as of March 31, 2021, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended June 30, 2021, 39.4% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On June 1, 2021, we acquired Nordeus. Our management plans to exclude Nordeus from its assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2022. We are currently in the process of incorporating the internal controls and procedures of Nordeus into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 14,218 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2021, we did not make any repurchases of our common stock in the open market. As of June 30, 2021, we have repurchased a total of 10,400 shares of our common stock under this program and 3,818 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2021:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2021	—	$—	—	3,818
May 1-31, 2021	—	$—	—	3,818
June 1-30, 2021	—	$—	—	3,818

Item 6.    Exhibits

Exhibits:
10.1
Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 13, 2021)

10.2
Agreement for the Sale and Purchase of Shares in Nordeus Limited, dated as of June 1, 2021, by and among Take-Two Interactive Software, Inc., Nordeus Holding Limited and the guarantors named therein †*

10.3
First Amendment to Credit Agreement and Incremental Amendment, dated as of June 28, 2021, by and among Take-Two Interactive Software, Inc., certain domestic subsidiaries of the Company, Goldman Sachs Bank USA, N.A. and Wells Fargo Bank, National Association †

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
† Schedules omitted pursuant to item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 2, 2021	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2021	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)