Form 10-Q
period 2021-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2021-11-04
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34003
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		51-0350842
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
110 West 44th Street		10036
New York	New York	(Zip Code)
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (646) 536-2842
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	TTWO	NASDAQ Global Select Market
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

As of October 22, 2021, there were 115,299,786 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$856,901	$1,422,884
Short-term investments	1,440,631	1,308,692
Restricted cash and cash equivalents	754,368	538,822
Accounts receivable, net of allowances of $350 and $350 at September 30, 2021 and March 31, 2021, respectively	804,468	552,762
Inventory	12,579	17,742
Software development costs and licenses	54,540	43,443
Deferred cost of goods sold	12,601	15,524
Prepaid expenses and other	307,370	320,646
Total current assets	4,243,458	4,220,515
Fixed assets, net	231,230	149,364
Right-of-use assets	208,751	164,763
Software development costs and licenses, net of current portion	621,470	490,892
Goodwill	662,585	535,306
Other intangibles, net	288,090	121,591
Deferred tax assets	74,994	90,206
Long-term restricted cash and cash equivalents	103,437	98,541
Other assets	185,016	157,040
Total assets	$6,619,031	$6,028,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,401	$71,001
Accrued expenses and other current liabilities	1,499,898	1,204,090
Deferred revenue	951,612	928,029
Lease liabilities	31,962	31,595
Total current liabilities	2,566,873	2,234,715
Non-current deferred revenue	51,531	37,302
Non-current lease liabilities	207,437	159,671
Non-current software development royalties	112,459	110,127
Other long-term liabilities	211,063	154,511
Total liabilities	$3,149,363	$2,696,326
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; no shares issued and outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 138,891 and 137,584 shares issued and 115,210 and 115,163 outstanding at September 30, 2021 and March 31, 2021, respectively	1,390	1,376
Additional paid-in capital	2,475,085	2,288,781
Treasury stock, at cost; 23,681 and 22,421 common shares at September 30, 2021 and March 31, 2021, respectively	(1,020,584)	(820,572)
Retained earnings	2,033,524	1,870,971
Accumulated other comprehensive loss	(19,747)	(8,664)
Total stockholders' equity	$3,469,668	$3,331,892
Total liabilities and stockholders' equity	$6,619,031	$6,028,218
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$858,198	$841,142	$1,671,544	$1,672,452
Cost of goods sold	456,682	432,505	786,397	909,194
Gross profit	401,516	408,637	885,147	763,258
Selling and marketing	136,019	113,691	239,873	198,470
General and administrative	127,331	91,433	231,778	193,606
Research and development	101,508	74,216	193,802	147,324
Depreciation and amortization	16,181	13,691	28,646	26,109
Business reorganization	326	239	423	239
Total operating expenses	381,365	293,270	694,522	565,748
Income from operations	20,151	115,367	190,625	197,510
Interest and other, net	(572)	2,706	(1,599)	10,924
Gain (loss) on long-term investments, net	395	(655)	2,392	(655)
Income before income taxes	19,974	117,418	191,418	207,779
Provision for income taxes	9,677	18,097	28,865	19,953
Net income	$10,297	$99,321	$162,553	$187,826
Earnings per share:
Basic earnings per share	$0.09	$0.87	$1.40	$1.65
Diluted earnings per share	$0.09	$0.86	$1.39	$1.63
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$10,297	$99,321	$162,553	$187,826
Other comprehensive income:
Foreign currency translation adjustment	(16,731)	18,861	(10,599)	23,562
Cash flow hedges:
Change in unrealized gains	—	—	—	(3,817)
Reclassification to earnings	—	—	—	(1,333)
Tax effect on effective cash flow hedges	—	—	—	845
Change in fair value of effective cash flow hedge	—	—	—	(4,305)
Change in fair value of available for sale securities	(246)	(1,554)	(484)	4,295
Other comprehensive (loss) income	(16,977)	17,307	(11,083)	23,552
Comprehensive (loss) income	$(6,680)	$116,628	$151,470	$211,378

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2021	2020
Operating activities:
Net income	$162,553	$187,826
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software development costs and licenses	95,339	72,969
Impairment of software development costs and licenses	65,049	19,695
Depreciation	28,436	25,826
Amortization of intellectual property	33,668	11,801
Stock-based compensation	96,196	98,719
Other, net	2,067	(2,631)
Changes in assets and liabilities:
Accounts receivable	(242,844)	(189,477)
Inventory	5,155	(7,266)
Software development costs and licenses	(263,235)	(127,290)
Prepaid expenses and other assets	(35,745)	65,296
Deferred revenue	32,672	284,441
Deferred cost of goods sold	3,018	4,753
Accounts payable, accrued expenses and other liabilities	301,350	182,083
Net cash provided by operating activities	283,679	626,745
Investing activities:
Change in bank time deposits	1,021	(218,239)
Proceeds from available-for-sale securities	353,399	260,729
Purchases of available-for-sale securities	(492,582)	(435,511)
Purchases of fixed assets	(111,192)	(25,021)
Purchases of long-term investments	(3,122)	(9,100)
Business acquisitions	(131,617)	(75,482)
Net cash used in investing activities	(384,093)	(502,624)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(53,370)	(48,202)
Issuance of common stock	9,230	6,503
Loan repayment	(234)	—
Repurchase of common stock	(200,012)	—
Net cash used in financing activities	(244,386)	(41,699)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(741)	8,966
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(345,541)	91,388
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,060,247	1,993,392
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,714,706	$2,084,780
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

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in thousands)

	Three Months Ended September 30, 2021

	Take-Two Interactive Software, Inc. stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest (Note 15)	Total Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2021	138,846	$1,389	$2,417,658	(22,421)	$(820,572)	$2,023,227	$(2,770)	$12,375	$3,631,307
Net income	—	—	—	—	—	10,297	—	—	10,297
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(16,731)	—	(16,731)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	62,537	—	—	—	—	—	62,537
Repurchased common stock	—	—	—	(1,260)	(200,012)	—	—	—	(200,012)
Issuance of restricted stock, net of forfeitures and cancellations	77	1	(1)	—	—	—	—	—	—
Net share settlement of restricted stock awards	(32)	—	(5,109)	—	—	—	—	—	(5,109)
Call option related to Nordeus Acquisition	—	—	—	—	—	—	—	(12,375)	(12,375)
Balance, September 30, 2021	138,891	$1,390	$2,475,085	(23,681)	$(1,020,584)	$2,033,524	$(19,747)	$—	$3,469,668

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2020	136,689	$1,367	$2,151,774	(22,421)	$(820,572)	$1,370,590	$(52,131)	$2,651,028
Net income	—	—	—	—	—	99,321	—	99,321
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	18,861	18,861
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,554)	(1,554)
Stock-based compensation	—	—	45,675	—	—	—	—	45,675
Issuance of restricted stock, net of forfeitures and cancellations	115	1	(1)	—	—	—	—	—
Net share settlement of restricted stock awards	(59)	(1)	(9,695)	—	—	—	—	(9,696)
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282

See accompanying Notes.

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137,584	$1,376	$2,288,781	(22,421)	$(820,572)	$1,870,971	$(8,664)	$3,331,892
Net income	—	—	—	—	—	162,553	—	162,553
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(10,599)	(10,599)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(484)	(484)
Stock-based compensation	—	—	136,304	—	—	—	—	136,304
Repurchased common stock	—	—	—	(1,260)	(200,012)	—	—	(200,012)
Issuance of restricted stock, net of forfeitures and cancellations	1,020	10	(10)	—	—	—	—	—
Net share settlement of restricted stock awards	(298)	(2)	(53,368)	—	—	—	—	(53,370)
Employee share purchase plan settlement	70	1	9,229	—	—	—	—	9,230
Issuance of shares related to Nordeus acquisition	515	5	94,149	—	—	—	—	94,154
Balance, September 30, 2021	138,891	$1,390	$2,475,085	(23,681)	$(1,020,584)	$2,033,524	$(19,747)	$3,469,668

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	187,826	—	187,826
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	23,562	23,562
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(4,305)	(4,305)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	4,295	4,295
Stock-based compensation	—	—	94,712	—	—	—	—	94,712
Issuance of restricted stock, net of forfeitures and cancellations	1,094	11	(11)	—	—	—	—	—
Net share settlement of restricted stock awards	(341)	(4)	(48,198)	—	—	—	—	(48,202)
Employee share purchase plan settlement	65	1	6,502	—	—	—	—	6,503
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282

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
Timing of recognition
Product revenue is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product).
Service and other revenue is primarily comprised of revenue from game related services, virtual currency transactions, and in-game purchases which are recognized over an estimated service period.

Net revenue by timing of recognition was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue recognized:
Service and other (over time)	$609,025	$551,576	$1,242,663	$1,083,626
Product (point in time)	249,173	289,566	428,881	588,826
Total net revenue	$858,198	$841,142	$1,671,544	$1,672,452

Content
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue recognized:
Recurrent consumer spending	$563,649	$519,897	$1,135,915	$1,016,750
Full game and other	294,549	321,245	535,629	655,702
Total net revenue	$858,198	$841,142	$1,671,544	$1,672,452

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue recognized:
United States	$514,920	$503,583	$1,008,106	$974,073
International	343,278	337,559	663,438	698,379
Total net revenue	$858,198	$841,142	$1,671,544	$1,672,452

Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue recognized:
Console	$596,080	$641,269	$1,198,523	$1,252,954
PC and other	147,002	138,686	275,647	303,946
Mobile	115,116	61,187	197,374	115,552
Total net revenue	$858,198	$841,142	$1,671,544	$1,672,452

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other.

Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue recognized:
Digital online	$779,097	$725,684	$1,519,903	$1,461,260
Physical retail and other	79,101	115,458	151,641	211,192
Total net revenue	$858,198	$841,142	$1,671,544	$1,672,452

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of September 30, 2021 and March 31, 2021 were $1,003,143 and $965,331, respectively. For the three months ended September 30, 2021, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2021 and 2020, $278,306 and $241,732, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the six months ended September 30, 2021 and 2020, $741,547 and $612,946, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of September 30, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,152,076, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $1,035,546 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2021 and March 31, 2021, our contract asset balances were $107,865 and $105,554, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $1,705 and $2,605 during the three months ended September 30, 2021 and 2020, respectively, and $3,410 and $5,270 during the six months ended September 30, 2021 and 2020, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $7,365 and $6,887 during the three months ended September 30, 2021 and 2020, respectively, and $14,583 and $13,657 during the six months ended September 30, 2021 and 2020, respectively.

In connection with the 2017 Management Agreement, we have granted restricted stock units to ZelnickMedia as follows:

	Six Months Ended September 30,
	2021	2020
Time-based	51	79
Market-based(1)	93	145
Performance-based(1)
IP	16	24
Recurrent Consumer Spending ("RCS")	16	24
Total Performance-based	32	48
Total Restricted Stock Units	176	272
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 449 and 588 as of September 30, 2021 and March 31, 2021, respectively. During the three and six months ended September 30, 2021, 315 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

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

	September 30, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$306,204	$306,204	$—	$—	Cash and cash equivalents
Bank-time deposits	115,000	115,000	—	—	Cash and cash equivalents
Commercial paper	19,439	—	19,439	—	Cash and cash equivalents
Corporate bonds	707,115	—	707,115	—	Short-term investments
Bank-time deposits	577,741	577,741	—	—	Short-term investments
US Treasuries	48,165	48,165	—	—	Short-term investments
Asset-backed securities	14	—	14	—	Short-term investments
Commercial paper	107,596	—	107,596	—	Short-term investments
Money market funds	751,355	751,355	—	—	Restricted cash and cash equivalents
Bank-time deposits	542	542	—	—	Restricted cash and cash equivalents
Money market funds	103,437	103,437	—	—	Long-term restricted cash and cash equivalents
Private equity	10,091	—	—	10,091	Other assets
Foreign currency forward contracts	(465)	—	(465)	—	Accrued expenses and other current liabilities
Contingent earn-out consideration	44,167	—	—	44,167	Accrued expenses and other current liabilities
Contingent earn-out consideration	37,014	—	—	37,014	Other long-term liabilities
Total recurring fair value measurements, net	$2,827,415	$1,902,444	$833,699	$91,272

	March 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$837,614	$837,614	$—	$—	Cash and cash equivalents
Bank-time deposits	95,000	95,000	—	—	Cash and cash equivalents
Commercial paper	100,105	—	100,105	—	Cash and cash equivalents
Corporate bonds	—	—	—	—	Cash and cash equivalents
Money market funds	528,659	528,659	—	—	Restricted cash and cash equivalents
Bank-time deposits	563	563	—	—	Restricted cash and cash equivalents
Corporate bonds	521,224	—	521,224	—	Short-term investments
Bank-time deposits	578,762	578,762	—	—	Short-term investments
US Treasuries	60,086	60,086	—	—	Short-term investments
Commercial paper	148,150	—	148,150	—	Short-term investments
Asset-backed securities	470	—	470	—	Short-term investments
Money market funds	98,541	98,541	—	—	Long-term restricted cash and cash equivalents
Private equity	7,578	—	—	7,578	Other assets
Foreign currency forward contracts	$(125)	$—	$(125)	$—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,976,627	$2,199,225	$769,824	$7,578
In connection with the Nordeus acquisition (see Note 15 - Acquisitions), we recorded $61,055 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.

During the three months ended September 30, 2021, we recognized General and administrative expense of $20,000 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability to $81,181. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the 12- and 24-month periods following the closing.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2021.
Nonrecurring fair value measurements

We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At September 30, 2021, we held $20,000 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$577,741	$—	$—	$577,741
Available-for-sale securities:
Corporate bonds	706,959	411	(255)	707,115
US Treasuries	48,150	15	—	48,165
Asset-backed securities	14	—	—	14
Commercial paper	107,596	—	—	107,596
Total Short-term investments	$1,440,460	$426	$(255)	$1,440,631

	March 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$578,762	$—	$—	$578,762
Available-for-sale securities:
Corporate bonds	520,486	994	(256)	521,224
US Treasuries	60,029	57	—	60,086
Asset-backed securities	469	1	—	470
Commercial paper	148,149	1	—	148,150
Total Short-term investments	$1,307,895	$1,053	$(256)	$1,308,692
The following table summarizes the contracted maturities of our short-term investments at September 30, 2021:

	September 30, 2021
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$1,164,287	$1,164,571
Due in 1 - 2 years	276,173	276,060
Total Short-term investments	$1,440,460	$1,440,631

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

Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2021	March 31, 2021
Forward contracts to sell foreign currencies	$153,127	$140,510
Forward contracts to purchase foreign currencies	93,453	92,123
For the three months ended September 30, 2021 and 2020, we recorded a gain of $602 and a loss of $1,029, respectively, and for the six months ended September 30, 2021 and 2020 we recorded a loss of $1,226 and a loss of $3,685, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. INVENTORY
Inventory balances by category were as follows:

	September 30, 2021	March 31, 2021
Finished products	$9,926	$16,941
Parts and supplies	2,653	801
Inventory	$12,579	$17,742
Estimated product returns included in Inventory at September 30, 2021 and March 31, 2021 were $123 and $186, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2021		March 31, 2021
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$47,482	$495,489	$22,225	$412,919
Software development costs, externally developed	1,056	119,137	7,349	75,086
Licenses	6,002	6,844	13,869	2,887
Software development costs and licenses	$54,540	$621,470	$43,443	$490,892
During the three months ended September 30, 2021 and 2020, we recorded $55,278 and $0, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the three months ended September 30, 2021, related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
During the six months ended September 30, 2021 and 2020, we recorded $65,049 and $19,695, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the six months ended September 30, 2021 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the six months ended September 30, 2020 related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	March 31, 2021
Software development royalties	$1,077,989	$814,998
Compensation and benefits	98,647	122,404
Licenses	124,027	84,330
Deferred acquisition payments	50,224	13,343
Refund liability	46,827	53,361
Marketing and promotions	26,793	32,591
Other	75,391	83,063
Accrued expenses and other current liabilities	$1,499,898	$1,204,090

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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.09% at September 30, 2021), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at September 30, 2021.
Information related to availability on our Credit Agreement was as follows:

	September 30, 2021	March 31, 2021
Available borrowings	$247,782	$197,874
Outstanding letters of credit	2,218	2,126
We recorded interest expense and fees related to the Credit Agreement of $113 and $82 for the three months ended September 30, 2021 and 2020, respectively, and $257 and $164 for the six months ended September 30, 2021 and 2020, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Computation of Basic earnings per share:
Net income	$10,297	$99,321	$162,553	$187,826
Weighted average shares outstanding—basic	115,757	114,444	115,727	114,153
Basic earnings per share	$0.09	$0.87	$1.40	$1.65

Computation of Diluted earnings per share:
Net income	$10,297	$99,321	$162,553	$187,826

Weighted average shares outstanding—basic	115,757	114,444	115,727	114,153
Add: dilutive effect of common stock equivalents	1,046	970	1,164	1,092
Weighted average common shares outstanding—diluted	116,803	115,414	116,891	115,245

Diluted earnings per share	$0.09	$0.86	$1.39	$1.63
During the six months ended September 30, 2021, 1,020 restricted stock awards vested, we granted 896 unvested restricted stock awards, and 36 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9,282)	$618	$(8,664)
Other comprehensive income (loss) before reclassifications	(10,599)	(484)	(11,083)
Balance at September 30, 2021	$(19,881)	$134	$(19,747)

	Six Months Ended September 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	23,562	—	(2,972)	4,295	24,885
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,333)	—	(1,333)
Balance at September 30, 2020	$(36,973)	$600	$—	$1,549	$(34,824)

13. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Note 15 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, we did not have any significant changes to our commitments since March 31, 2021.

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

14. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $9,677 for the three months ended September 30, 2021, as compared to $18,097 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 48.4% for the three months ended September 30, 2021 was due primarily to a tax expense of $5,440 from a shortfall on employee stock-based compensation, tax expense of $2,389 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus, offset by $2,647 related to the geographic mix of earnings.
The provision for income taxes for the six months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $28,865 for the six months ended September 30, 2020 as compared to $19,953 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 15.1% for the six months ended September 30, 2021 was due primarily to a tax benefit of $11,420 due to tax credits and excess tax benefits of $4,007 from employee stock-based compensation offset by tax expense of $2,389 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.
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

15. ACQUISITIONS
Nordeus Acquisition

On June 1, 2021, we completed the acquisition of 94.5% of Nordeus Limited ("Nordeus"), a privately-held Irish holding company of a Belgrade, Serbia based free-to-play mobile game developer, for initial consideration of $120,488 in cash, 515 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153,000 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. The cash portion was funded from our cash on hand. In addition, we exercised our option to purchase the remaining 5.5% of the outstanding equity of Nordeus for cash consideration of $12,375, in September 2021.

We acquired Nordeus as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $289,774, which consisted of the following:

Fair value of purchase consideration
Cash, including call option exercise	$132,863
Common stock (515 shares)	94,154
Contingent earn-out	61,055
Deferred payment	1,702
Total	$289,774

The fair value of the contingent earn-out consideration arrangement at the acquisition date was $61,055. We estimated the fair value of the contingent earn-out consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. (Refer to Note 4 - Fair Value Measurements.)

During the three months ended September 30, 2021, we recognized an increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus. We reported $44,167 within Accrued expenses and $37,014 within Other long-term liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2021.

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

	Fair Value	Weighted average useful life
Cash acquired	$22,566	N/A
Other tangible assets	18,174	N/A
Other liabilities assumed	(63,283)	N/A
Intangible Assets
Developed game technology	186,500	9
User base	3,200	1
Branding and trade names	3,200	8
Game engine technology	3,900	4
Goodwill	115,517	N/A
Total	$289,774

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The amounts of revenue and earnings of Nordeus included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Net revenue	$10,290	$12,226
Net loss	$15,245	$19,735

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and six months ended September 30, 2021 and 2020, as though the acquisition had occurred on April 1, 2020, the beginning of fiscal year 2021, and Nordeus had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Pro forma Net revenue	$858,198	$853,035	$1,681,388	$1,694,299
Pro forma Net income	$7,330	$103,730	$161,376	$186,684

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

Transaction costs of $2,949 and $4,952 for the three and six months ended September 30, 2021, which have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

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

During the three months ended September 30, 2021, we repurchased 1,260 shares of our common stock in the open market for $200,012, including commissions of $13, as part of the program. We have repurchased a total of 11,660 shares of our common stock under the program, and, as of September 30, 2021, 2,558 shares of our common stock remained available for repurchase under the share repurchase program.
In November 2021, our Board of Directors authorized an increase of 7,442 shares to the number of shares available for repurchase, resulting in an aggregate of 21,660 total shares being authorized for repurchase under the program and 10,000 shares remaining available for repurchase as of the date of the additional authorization.

All of the repurchased shares are classified as Treasury stock in our Condensed Consolidated Balance Sheets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers as the situation with the pandemic continues to evolve; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 355 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold in over 155 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 35 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including mobile.
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
T2 Mobile Games includes Socialpoint, Playdots, and Nordeus, which publish popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. T2 Mobile Games' titles include Dragon City, Monster Legends, Two Dots, and Top Eleven.
We acquired Nordeus Limited on June 1, 2021, for consideration having an acquisition date fair value of $289.8 million, consisting of $132.9 million in cash, the issuance of 0.5 million shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153.0 million in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing (See Note 15 - Acquisitions of our Condensed Consolidated Financial Statements). Founded in 2010, Nordeus is a mobile games company based in Belgrade, Serbia, best known for Top Eleven, which has over 240 million registered users.
We are continuing our strategy in Asia to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 54 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up that was held in August of each of the NBA 2K League's first three seasons. The NBA 2K League's fourth season concluded in September 2021.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 31.2% of our net revenue for the six months ended September 30, 2021. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor the evolution of the COVID-19 pandemic, including economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 pandemic related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. However, we cannot be certain as to the duration of these effects, the impact of vaccination efforts or of the lifting of certain restrictions, and the potential offsetting impacts of deteriorating economic conditions and decreased consumer spending generally. While we expect that engagement trends will continue to be higher than they were pre-pandemic, we expect a moderation of the trends that have benefited our industry as the return to normalcy continues to unfold.
Based on our concern for the health and safety of our teams, we have developed and continue to develop plans to help mitigate the negative impacts of the pandemic on our business, including transitioning the vast majority of our teams to working from home. We are taking a prudent approach relating to our return to office cadence and planning. Some of our offices are open, and we plan for the majority of our offices to reopen in the coming months. Given the evolving dynamics of the COVID-19 pandemic, we continue to adhere to safety standards in the planning and implementation of our return to office. To date, our plans have resulted in minimal disruption. However, despite largely positive outcomes to date, these efforts may ultimately not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.8% and 77.7% of net revenue during the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, our five largest customers comprised 76.9% and 77.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 64.3% and 69.2% of such balance at September 30, 2021 and March 31, 2021, respectively. We had two customers who accounted for 45.4% and 18.9%, respectively, of our gross accounts receivable as of September 30, 2021 and two customers who accounted for 50.4% and 18.8%, respectively, of our gross accounts receivable as of March 31, 2021. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could adversely affect our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 69.5% of our net revenue by product platform for the six months ended September 30, 2021. The success of our business is dependent on consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment playable on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events have affected and may continue to affect the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 90.8% of our net revenue for the six months ended September 30, 2021. We expect online delivery of games and game offerings to continue to grow and to continue to be the primary part of our business over the long term.
Content Release Highlights
During fiscal year 2022, 2K released NBA 2K22, and Private Division released Hades physically on consoles.
To date we have announced that, during fiscal year 2022, Rockstar Games will release Grand Theft Auto V and a standalone version of Grand Theft Auto Online for the PS5 and Xbox Series X|S, and Grand Theft Auto: The Trilogy, Private Division will release OlliOlli World, and 2K will release WWE 2K22 and Tiny Tina's Wonderlands.
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long-term.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	Increase/ (decrease)	% Increase/ (decrease)	2021	2020	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$984,852	$957,534	$27,318	2.9%	$1,696,282	$1,953,784	$(257,502)	(13.2)%
For the three months ended September 30, 2021, Net Bookings increased by $27.3 million as compared to the prior year period due primarily to an increase in Net Bookings from Grand Theft Auto Online and Grand Theft Auto V; Top Eleven, which was part of the Nordeus acquisition in June 2021; our NBA 2K franchise; Two Dots, which was part of the Playdots acquisition in September 2020; and Borderlands 3. These increases were partially offset by a decrease in Net Bookings from PGA TOUR 2K21, which released in August 2020; our Mafia franchise; The Outer Worlds; and our WWE 2K franchise.
For the six months ended September 30, 2021, Net Bookings decreased by $257.5 million as compared to the prior year period due primarily to a decrease in Net Bookings from Grand Theft Auto V and Grand Theft Auto Online, our NBA 2K franchise, Red Dead Redemption 2, PGA TOUR 2K21, our Mafia franchise, The Outer Worlds, our WWE 2K franchise, and Borderlands 3, partially offset by an increase in Net Bookings from Top Eleven and Two Dots.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
(thousands of dollars)	2021		2020		2021		2020
Net revenue	$858,198	100.0%	$841,142	100.0%	$1,671,544	100.0%	$1,672,452	100.0%
Cost of goods sold	456,682	53.2%	432,505	51.4%	786,397	47.0%	909,194	54.4%
Gross profit	401,516	46.8%	408,637	48.6%	885,147	53.0%	763,258	45.6%
Selling and marketing	136,019	15.8%	113,691	13.5%	239,873	14.4%	198,470	11.9%
General and administrative	127,331	14.8%	91,433	10.9%	231,778	13.9%	193,606	11.6%
Research and development	101,508	11.8%	74,216	8.8%	193,802	11.6%	147,324	8.8%
Depreciation and amortization	16,181	1.9%	13,691	1.6%	28,646	1.7%	26,109	1.6%
Business reorganization	326	—%	239	—%	423	—%	239	—%
Total operating expenses	381,365	44.4%	293,270	34.9%	694,522	41.5%	565,748	33.8%
Income from operations	20,151	2.3%	115,367	13.7%	190,625	11.4%	197,510	11.8%
Interest and other, net	(572)	(0.1)%	2,706	0.3%	(1,599)	(0.1)%	10,924	0.7%
Gain (loss) on long-term investments, net	395	—%	(655)	(0.1)%	2,392	0.1%	(655)	—%
Income before income taxes	19,974	2.3%	117,418	14.0%	191,418	11.5%	207,779	12.4%
Provision for income taxes	9,677	1.1%	18,097	2.2%	28,865	1.7%	19,953	1.2%
Net income	$10,297	1.2%	$99,321	11.8%	$162,553	9.7%	$187,826	11.2%

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
Net revenue by geographic region:
United States	$514,920	60.0%	$503,583	59.9%	$1,008,106	60.3%	$974,073	58.2%
International	343,278	40.0%	337,559	40.1%	663,438	39.7%	698,379	41.8%
Net revenue by platform:
Console	$596,080	69.5%	$641,269	76.2%	$1,198,523	71.7%	$1,252,954	74.9%
PC and other	147,002	17.1%	138,686	16.5%	275,647	16.5%	303,946	18.2%
Mobile	115,116	13.4%	61,187	7.3%	197,374	11.8%	115,552	6.9%
Net revenue by distribution channel:
Digital online	$779,097	90.8%	$725,684	86.3%	$1,519,903	90.9%	$1,461,260	87.4%
Physical retail and other	79,101	9.2%	115,458	13.7%	151,641	9.1%	211,192	12.6%
Net revenue by content:
Recurrent consumer spending	$563,649	65.7%	$519,897	61.8%	$1,135,915	68.0%	$1,016,750	60.8%
Full game and other	294,549	34.3%	321,245	38.2%	535,629	32.0%	655,702	39.2%
Three Months Ended September 30, 2021 Compared to September 30, 2020

(thousands of dollars)	2021	%	2020	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$858,198	100.0%	$841,142	100.0%	$17,056	2.0%
Internal royalties	159,586	18.6%	127,804	15.2%	31,782	24.9%
Software development costs and royalties (1)	144,869	16.9%	142,771	17.0%	2,098	1.5%
Licenses	86,130	10.0%	92,944	11.0%	(6,814)	(7.3)%
Product costs	66,097	7.7%	68,986	8.2%	(2,889)	(4.2)%
Cost of goods sold	456,682	53.2%	432,505	51.4%	24,177	5.6%
Gross profit	$401,516	46.8%	$408,637	48.6%	$(7,121)	(1.7)%
(1) Includes $10,336 and $19,396 of stock-based compensation expense in 2021 and 2020, respectively, in software development costs and royalties.

For the three months ended September 30, 2021, net revenue increased by $17.1 million as compared to the prior year period. The increase was due to an increase in net revenue of (i) $37.8 million from Two Dots, (ii) $12.3 million from Grand Theft Auto Online, (iii) $10.2 million from Top Eleven, (iv) $10.1 million from Red Dead Online, and (v) $8.6 million from our NBA 2K franchise. These increases were partially offset by a decrease in net revenue of (i) $27.5 million from PGA TOUR 2K21, (ii) $27.3 million from our Mafia franchise, and (iii) $9.6 million from Red Dead Redemption 2.
Net revenue from console games decreased by $45.2 million and accounted for 69.5% of our total net revenue for the three months ended September 30, 2021, as compared to 76.2% for the prior year period. The decrease was due to a decrease in net revenue from PGA TOUR 2K21, and our Mafia franchise. Net revenue from PC and other increased by $8.3 million and accounted for 17.1% of our total net revenue for the three months ended September 30, 2021, as compared to 16.5% for the prior year period. The increase was due to an increase in net revenue from Borderlands 3, partially offset by a decrease in net revenue from our Mafia franchise, and our NBA 2K franchise. Net revenue from mobile increased by $53.9 million and accounted for 13.4% of our total net revenue for three months ended September 30, 2021, as compared to 7.3% for the prior year period. The increase was due primarily to an increase in net revenue from Two Dots and Top Eleven.
Net revenue from digital online channels increased by $53.4 million and accounted for 90.8% of our total net revenue for the three months ended September 30, 2021, as compared to 86.3% for the prior year period. The increase was due to an increase in net revenue from Two Dots, Grand Theft Auto Online, Top Eleven, Red Dead Online, and Borderlands 3, partially offset by a decrease in net revenue from our Mafia franchise and PGA TOUR 2K21. Net revenue from physical retail and other channels decreased by $36.4 million and accounted for 9.2% of our total net revenue for the three months ended September 30, 2021, as compared to 13.7% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our Mafia franchise, PGA TOUR 2K21, our WWE 2K franchise, Borderlands 3, and Red Dead Redemption 2, partially offset by an increase in net revenue from Hades.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $43.8 million and accounted for 65.7% of net revenue for the three months ended September 30, 2021, as compared to 61.8% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending is due primarily to an increase in net revenue from Two Dots, Grand Theft Auto Online, and Top Eleven, partially offset by a decrease in net revenue from Borderlands 3. Net revenue from full game and other decreased by $26.7 million and accounted for 34.3% of net revenue for the three months ended September 30, 2021 as compared to 38.2% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from PGA TOUR 2K21, our Mafia franchise, and our WWE 2K franchise, partially offset by an increase in net revenue from Borderlands 3 and our NBA 2K franchise.
Gross profit as a percentage of net revenue for the three months ended September 30, 2021 was 46.8% as compared to 48.6% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to higher internal royalties due to the timing of when royalties are earned, partially offset by lower development royalties due primarily to the timing of releases. The decrease in gross profit as a percentage of net revenue was also impacted by impairments recognized against some of our capitalized software balances for three months ended September 30, 2021. (See Note 8 - Software Development Costs and Licenses of our Condensed Consolidated Financial Statements).
Net revenue earned outside of the United States increased by $5.7 million and accounted for 40.0% of our total net revenue for the three months ended September 30, 2021, as compared to 40.1% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Two Dots and Top Eleven, partially offset by a decrease in net revenue from our Mafia franchise. Changes in foreign currency exchange rates increased net revenue by $3.5 million and increased gross profit by $1.5 million for the three months ended September 30, 2021 as compared to the prior year period.

Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$136,019	15.8%	$113,691	13.5%	$22,328	19.6%
General and administrative	127,331	14.8%	91,433	10.9%	35,898	39.3%
Research and development	101,508	11.8%	74,216	8.8%	27,292	36.8%
Depreciation and amortization	16,181	1.9%	13,691	1.6%	2,490	18.2%
Business reorganization	326	—%	239	—%	87	36.4%
Total operating expenses(1)	$381,365	44.4%	$293,270	34.9%	$88,095	30.0%
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
Selling and marketing	$7,134	$4,439
General and administrative	16,666	13,830
Research and development	13,010	7,643
Changes in foreign currency exchange rates increased total operating expenses by $2.7 million for the three months ended September 30, 2021, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $22.3 million for the three months ended September 30, 2021, as compared to the prior year period, due primarily to higher overall marketing expense for Grand Theft Auto Online, Two Dots, Top Eleven, and our NBA 2K franchise, partially offset by lower overall marketing expenses for our WWE 2K franchise, our Mafia franchise, and PGA TOUR 2K21.
General and administrative
General and administrative expenses increased by $35.9 million for the three months ended September 30, 2021, as compared to the prior year period, due primarily to increases in (i) the fair value of the contingent earn-out liability related to our acquisition of Nordeus (refer to Note 15 - Acquisitions), (ii) personnel expenses for additional headcount, (iii) IT expenses for cloud-based services, and (iv) transfer tax expense related to our acquisition of Nordeus. The increase was partially offset due primarily to a decrease in professional fees in the prior year period related to our acquisition of Playdots.
General and administrative expenses for the three months ended September 30, 2021 and 2020 included occupancy expense (primarily rent, utilities and office expenses) of $8.4 million and $7.1 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $27.3 million for the three months ended September 30, 2021, as compared to the prior year period, due primarily to increases in (i) personnel expenses due to increased headcount and (ii) IT expenses for cloud-based services.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.5 million for the three months ended September 30, 2021 as compared to the prior year period, due primarily to IT infrastructure and leasehold improvements for new office locations.
Business reorganization
For the three months ended September 30, 2021, business reorganization expense increased by $0.1 million as compared to the prior year period and was not material.
Interest and other, net
Interest and other, net was expense of $0.6 million for the three months ended September 30, 2021, as compared to income of $2.7 million for the prior year period. The change was due primarily to (i) higher interest expense on our available-for-sale securities and (ii) lower foreign currency gains in the current year period as compared to the prior year period.
Gain on long-term investments, net
Gain on long-term investments, net for the three months ended September 30, 2021 was $0.4 million and was due primarily to changes in value based on the observable price changes of our long-term investments.

Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $9.7 million for the three months ended September 30, 2021 as compared to $18.1 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 48.4% for the three months ended September 30, 2021 was due primarily to a tax expense of $2.4 million related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus, tax expense of $5.4 million from a shortfall on employee stock-based compensation offset by $2.6 million from the geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 15.4% for the three months ended September 30, 2020 was due primarily to a tax benefit of $5.7 million from tax credits, excess tax benefits of $2.3 million from employee stock-based compensation, and offset by the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreases in tax benefits from tax credits and excess tax benefits from employee stock-based compensation the current period, partially offset by the geographic mix of earnings.
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
On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA”) was signed into law. ARPA includes several revenue-raising and business provisions. One such provision that impacts the Company is the expansion of the limitation of compensation deductions for certain covered employees of publicly held corporations. Effective April 1, 2027, ARPA expanded the limitation to cover the next five most highly compensated employees. As September 30, 2021, ARPA did not have a material impact on our Condensed Consolidated Financial Statements.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Condensed Consolidated Financial Statements.
Net income and earnings per share
For the three months ended September 30, 2021, net income was $10.3 million, as compared to $99.3 million in the prior year period. Diluted earnings per share for the three months ended September 30, 2021 was $0.09, as compared to diluted earnings per share of $0.86 in the prior year period. Diluted weighted average shares of 116.8 million were 1.4 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period, partially offset by shares repurchased. See Note 11 - Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.

Six Months Ended September 30, 2021 Compared to September 30, 2020

(thousands of dollars)	2021	%	2020	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,671,544	100.0%	$1,672,452	100.0%	$(908)	(0.1)%
Internal royalties	304,964	18.2%	341,867	20.4%	(36,903)	(10.8)%
Software development costs and royalties (1)	231,906	13.9%	290,818	17.4%	(58,912)	(20.3)%
Licenses	136,534	8.2%	148,963	8.9%	(12,429)	(8.3)%
Product costs	112,993	6.8%	127,546	7.6%	(14,553)	(11.4)%
Cost of goods sold	786,397	47.0%	909,194	54.4%	(122,797)	(13.5)%
Gross profit	$885,147	53.0%	$763,258	45.6%	$121,889	16.0%
(1) Includes $22,386 and $48,429 of stock-based compensation expense in 2021 and 2020, respectively, in software development costs and royalties.
For the six months ended September 30, 2021, net revenue decreased by $0.9 million as compared to the prior year period. The decrease was due to a decrease in net revenue of (i) $56.7 million from Red Dead Redemption 2, (ii) $23.0 million from Borderlands 3, (iii) $15.4 million from PGA TOUR 2K21, and (iv) $11.3 million from Civilization VI. These decreases were partially offset by an increase in net revenue of (i) $63.3 million from our NBA 2K franchise, (ii) $54.4 million from Two Dots, (iii) $31.9 million from Grand Theft Auto Online, (iv) $13.7 million from Red Dead Online, and (v) $12.2 million from Top Eleven.
Net revenue from console games decreased by $54.4 million and accounted for 71.7% of our total net revenue for the six months ended September 30, 2021, as compared to 74.9% for the prior year period. The decrease was due to a decrease in net revenue from our Red Dead Redemption 2, Borderlands 3, our Mafia franchise, PGA TOUR 2K21, and our WWE 2K franchise, partially offset by an increase in net revenue from our NBA 2K franchise, and Grand Theft Auto Online. Net revenue from PC and other decreased by $28.3 million and accounted for 16.5% of our total net revenue for the six months ended September 30, 2021, as compared to 18.2% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, Grand Theft Auto V, and Civilization VI, partially offset by an increase in net revenue from our NBA 2K franchise. Net revenue from mobile increased by $81.8 million and accounted for 11.8% of our total net revenue for six months ended September 30, 2021, as compared to 6.9% for the prior year period. The increase was due primarily to an increase in net revenue from Two Dots and Top Eleven.
Net revenue from digital online channels increased by $58.6 million and accounted for 90.9% of our total net revenue for the six months ended September 30, 2021, as compared to 87.4% for the prior year period. The increase was due to an increase in net revenue from our NBA 2K franchise, Two Dots, Grand Theft Auto Online, Red Dead Online, and Top Eleven, partially offset by a decrease in net revenue from Red Dead Redemption 2, our Mafia franchise, Borderlands 3, Civilization VI, PGA TOUR 2K21, and our XCOM franchise. Net revenue from physical retail and other channels decreased by $59.6 million and accounted for 9.1% of our total net revenue for the six months ended September 30, 2021, as compared to 12.6% for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, our Mafia franchise, Borderlands 3, PGA TOUR 2K21, Grand Theft Auto V, and our WWE 2K franchise.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $119.2 million and accounted for 68.0% of net revenue for the six months ended September 30, 2021, as compared to 60.8% of net revenue for the prior year period. The increase was due to an increase in net revenue from Two Dots, our NBA 2K franchise, Grand Theft Auto Online, and Top Eleven, partially offset by a decrease in net revenue from Borderlands 3. Net revenue from full game and other decreased by $120.1 million and accounted for 32.0% of net revenue for the six months ended September 30, 2021 as compared to 39.2% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from Red Dead Redemption 2, our Mafia franchise, Grand Theft Auto V, and PGA TOUR 2K21.
Gross profit as a percentage of net revenue for the six months ended September 30, 2021 was 53.0% as compared to 45.6% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower development royalties due primarily to the timing of releases and lower internal royalties due primarily to the timing of when royalties are earned. Offsetting the increase in gross profit as a percentage of net revenue were impairments recognized against some of our capitalized software balances for six months ended September 30, 2021. (See Note 8 - Software Development Costs and Licenses of our Condensed Consolidated Financial Statements).
Net revenue earned outside of the United States decreased by $34.9 million, and accounted for 39.7% of our total net revenue for the six months ended September 30, 2021, as compared to 41.8% in the prior year period. The decrease in net revenue outside of the United States was due to a decrease in net revenue from Red Dead Redemption 2, our Mafia franchise, Grand Theft Auto V, and Borderlands 3, partially offset by an increase in net revenue from Two Dots, Top Eleven, and our NBA 2K franchise. Changes in foreign currency exchange rates increased net revenue by $2.3 million and increased gross profit by $1.7 million for the six months ended September 30, 2021 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$239,873	14.4%	$198,470	11.9%	$41,403	20.9%
General and administrative	231,778	13.9%	193,606	11.6%	38,172	19.7%
Research and development	193,802	11.6%	147,324	8.8%	46,478	31.5%
Depreciation and amortization	28,646	1.7%	26,109	1.6%	2,537	9.7%
Business reorganization	423	—%	239	—%	184	77.0%
Total operating expenses (1)	$694,522	41.5%	$565,748	33.8%	$128,774	22.8%
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
Selling and marketing	$15,167	$9,167
General and administrative	33,863	27,030
Research and development	24,780	14,093
Changes in foreign currency exchange rates increased total operating expenses by $0.7 million for the six months ended September 30, 2021, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $41.4 million for the six months ended September 30, 2021, as compared to the prior year period, due primarily to higher overall marketing expenses for Two Dots, Grand Theft Auto Online, Top Eleven, and our NBA 2K franchise.
General and administrative
General and administrative expenses increased by $38.2 million for the six months ended September 30, 2021, as compared to the prior year period, due to increases in (i) the fair value of the contingent earn-out liability related to our acquisition of Nordeus (refer to Note 15 - Acquisitions), (ii) personnel expenses for additional headcount (iii) IT expenses for cloud-based services (iv) professional fees related to our acquisition of Nordeus, and (v) rent expense. The increase was partially offset by a decrease in charitable contributions as compared to the prior year period primarily due to our COVID-19 response and relief efforts in the prior year period.
General and administrative expenses for the six months ended September 30, 2021 and 2020 included occupancy expense (primarily rent, utilities and office expenses) of $15.9 million and $13.7 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $46.5 million for the six months ended September 30, 2021, as compared to the prior year period, due primarily to increases in personnel expenses for higher headcount.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2021 increased by $2.5 million, as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
During the six months ended September 30, 2021, as compared to the prior year period, business reorganization expense increased $0.2 million and was not material.

Interest and other, net
Interest and other, net was expense of $1.6 million for the six months ended September 30, 2021, as compared to income of $10.9 million for the prior year period. The change was due primarily to (i) foreign currency losses in the current year period as compared to gains in the prior year period, (ii) higher interest expense on our available-for-sale investments, and (iii) lower interest income on our investments due to lower rates.

Gain on long-term investments, net
Gain on long-term investments, net for the six months ended September 30, 2021 was $2.4 million and was due primarily to changes in value based on the observable price change of our long-term investment.
Provision for Income Taxes
The provision for income taxes for the six months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $28.9 million for the six months ended September 30, 2021 as compared to a provision for income taxes of $20.0 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 15.1% for the six months ended September 30, 2021 was due primarily to a tax benefit of $11.4 million as a result of tax credits anticipated to be utilized and excess tax benefits of $4.0 million from employee stock-based compensation offset by a tax expense of $2.4 million related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.

In the prior year period, when compared to our blended statutory rate of 21%, the effective tax rate of 9.6% for the six months ended September 30, 2020 was due primarily to a benefit of $10.7 million as a result of tax credits anticipated to be utilized and excess tax benefits of $10.2 million from employee stock-based compensation.

The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax benefits from employee stock-based compensation in the current period, partially offset by the geographic mix of earnings.

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

On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA”) was signed into law. ARPA includes several revenue-raising and business provisions. One such provision that impacts the Company is the expansion of the limitation of compensation deductions for certain covered employees of publicly held corporations. Effective April 1, 2027, ARPA expanded the limitation to cover the next five most highly compensated employees. As September 30, 2021, ARPA did not have a material impact on our Condensed Consolidated Financial Statements.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Condensed Consolidated Financial Statements.
Net income and earnings per share
For the six months ended September 30, 2021, net income was $162.6 million, as compared to $187.8 million in the prior year period. For the six months ended September 30, 2021, diluted earnings per share was $1.39 as compared to diluted earnings per share of $1.63 in the prior year period. Diluted weighted average shares of 116.9 million were 1.6 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period, partially offset by shares repurchased.

See Note 11 - Earnings Per Share to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of September 30, 2021, we had $1,440.6 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of September 30, 2021, based on the composition of our investment portfolio and relatively lower interest rates as a result of the actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.09% at September 30, 2021), which rates are determined by reference to our consolidated total net leverage ratio. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
As of September 30, 2021, there was $247.8 million available to borrow under the Credit Agreement, and we had $2.2 million of letters of credit outstanding. At September 30, 2021, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.8% and 77.7% of net revenue during the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, five customers accounted for 76.9% and 77.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 64.3% and 69.2% of such balances at September 30, 2021 and March 31, 2021, respectively. We had two customers who accounted for 45.4% and 18.9% of our gross accounts receivable as of September 30, 2021, respectively, and two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
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
As of September 30, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $306.9 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended September 30, 2021, we repurchased 1.3 million shares of our common stock in the open market for $200.0 million, including commissions, as part of the program. We have repurchased a total of 11.7 million shares of our common stock under the program, and as of September 30, 2021, 2.6 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2021	2020
Net cash provided by operating activities	$283,679	$626,745
Net cash used in investing activities	(384,093)	(502,624)
Net cash used in financing activities	(244,386)	(41,699)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(741)	8,966
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(345,541)	$91,388
At September 30, 2021, we had $1,714.7 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,060.2 million at March 31, 2021. The decrease was due to (1) Net cash used in investing activities primarily related to (i) net purchases of available for sale securities, (ii) our acquisition of Nordeus (refer to Note 15 - Acquisitions), and (iii) purchases of fixed assets, including our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions) and (2) Net cash used in financing activities, which was primarily for (i) repurchase of our common stock and (ii) tax payments related to net share settlements of our restricted stock awards. This net increase was partially offset by Net cash provided by operating activities from sales of our products, partially offset by the timing of payments.

Contractual Obligations and Commitments
Refer to Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2022, we anticipate capital expenditures to be $170 million. During the six months ended September 30, 2021, capital expenditures were $111.2 million, which includes our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions).
Off-Balance Sheet Arrangements
As of September 30, 2021 and March 31, 2021, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended September 30, 2021 and 2020, 40.0% and 40.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2021, we had $1,440.6 million of short-term investments, which included $862.9 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $856.9 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2021.

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at September 30, 2021), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 0.09% at September 30, 2021), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At September 30, 2021, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2021 and 2020, our foreign currency translation adjustment was a loss of $16.7 million and a gain of $18.9 million, respectively. For the three months ended September 30, 2021 and 2020, we recognized a foreign currency exchange transaction gain of $0.4 million and a gain of $1.5 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the six months ended September 30, 2021 and 2020, our foreign currency translation adjustment was a loss of $10.6 million and a gain of $23.6 million, respectively. For the six months ended September 30, 2021 and 2020, we recognized a foreign currency exchange transaction loss of $1.9 million and a gain of $5.0 million, respectively, included in Interest and other, net in our Condensed Consolidated Statement of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2021, we had $153.1 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $93.5 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2021, we had $140.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $92.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2021 and 2020, we recorded a gain of $0.6 million and a loss of $1.0 million, respectively. For the six months ended September 30, 2021 and 2020, we recorded a loss of $1.2 million and a loss of $3.7 million, respectively. As of September 30, 2021, the fair value of these outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities, and, as of March 31, 2021, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended September 30, 2021, 40.0% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2021, we repurchased 1,260 shares of our common stock in the open market for $200,012, including commissions of $13, as part of the program. As of September 30, 2021, we had repurchased a total of 11,660 shares of our common stock under this program and 2,558 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2021:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2021	—	$—	—	3,818
August 1-31, 2021	1,260	$158.67	1,260	2,558
September 1-30, 2021	—	$—	—	2,558
In November 2021, our Board of Directors authorized an increase of 7,442 shares to the number of shares available for repurchase, resulting in an aggregate of 21,660 total shares being authorized for repurchase under the program and 10,000 shares remaining available for repurchase as of the date of the additional authorization.

Item 6.    Exhibits

Exhibits:
10.1	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC
10.2
Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2021)

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Equity for the three and six months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 3, 2021	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)