Form 10-Q
period 2021-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2022-02-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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

As of January 26, 2022, there were 115,416,162 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986,741	$1,422,884
Short-term investments	1,479,013	1,308,692
Restricted cash and cash equivalents	267,010	538,822
Accounts receivable, net of allowances of $350 and $350 at December 31, 2021 and March 31, 2021, respectively	647,907	552,762
Inventory	11,678	17,742
Software development costs and licenses	47,576	43,443
Deferred cost of goods sold	15,369	15,524
Prepaid expenses and other	249,719	320,646
Total current assets	3,705,013	4,220,515
Fixed assets, net	235,957	149,364
Right-of-use assets	212,491	164,763
Software development costs and licenses, net of current portion	737,935	490,892
Goodwill	679,997	535,306
Other intangibles, net	274,297	121,591
Deferred tax assets	77,721	90,206
Long-term restricted cash and cash equivalents	103,445	98,541
Other assets	331,097	157,040
Total assets	$6,357,953	$6,028,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,720	$71,001
Accrued expenses and other current liabilities	1,026,246	1,204,090
Deferred revenue	910,899	928,029
Lease liabilities	34,480	31,595
Total current liabilities	2,072,345	2,234,715
Non-current deferred revenue	68,218	37,302
Non-current lease liabilities	209,646	159,671
Non-current software development royalties	113,991	110,127
Other long-term liabilities	228,016	154,511
Total liabilities	$2,692,216	$2,696,326
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 139,007 and 137,584 shares issued and 115,326 and 115,163 outstanding at December 31, 2021 and March 31, 2021, respectively	1,391	1,376
Additional paid-in capital	2,541,492	2,288,781
Treasury stock, at cost; 23,681 and 22,421 common shares at December 31, 2021 and March 31, 2021, respectively	(1,020,584)	(820,572)
Retained earnings	2,178,021	1,870,971
Accumulated other comprehensive loss	(34,583)	(8,664)
Total stockholders' equity	$3,665,737	$3,331,892
Total liabilities and stockholders' equity	$6,357,953	$6,028,218
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue	$903,252	$860,889	$2,574,796	$2,533,341
Cost of goods sold	350,379	346,244	1,136,776	1,255,438
Gross profit	552,873	514,645	1,438,020	1,277,903
Selling and marketing	135,286	139,906	375,159	338,376
General and administrative	130,706	98,624	362,484	292,230
Research and development	116,656	86,428	310,458	233,752
Depreciation and amortization	15,996	14,007	44,642	40,116
Business reorganization	123	(377)	546	(138)
Total operating expenses	398,767	338,588	1,093,289	904,336
Income from operations	154,106	176,057	344,731	373,567
Interest and other, net	(5,629)	1,098	(7,228)	12,022
Gain on long-term investments, net	3,662	39,291	6,054	38,636
Income before income taxes	152,139	216,446	343,557	424,225
Provision for income taxes	7,642	34,198	36,507	54,151
Net income	$144,497	$182,248	$307,050	$370,074
Earnings per share:
Basic earnings per share	$1.25	$1.58	$2.66	$3.23
Diluted earnings per share	$1.24	$1.57	$2.63	$3.20
 See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$144,497	$182,248	$307,050	$370,074
Other comprehensive income:
Foreign currency translation adjustment	(13,497)	30,135	(24,096)	53,697
Cash flow hedges:
Change in unrealized gains	—	—	—	(3,817)
Reclassification to earnings	—	(600)	—	(1,933)
Tax effect on effective cash flow hedges	—	—	—	845
Change in fair value of effective cash flow hedge	—	(600)	—	(4,905)
Change in fair value of available for sale securities	(1,339)	(295)	(1,823)	4,000
Other comprehensive (loss) income	(14,836)	29,240	(25,919)	52,792
Comprehensive income	$129,661	$211,488	$281,131	$422,866

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Operating activities:
Net income	$307,050	$370,074
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software development costs and licenses	112,117	113,392
Impairment of software development costs and licenses	65,689	—
Depreciation	44,732	40,790
Amortization of intellectual property	49,506	22,006
Stock-based compensation	142,540	139,835
Gain on long-term investments	(6,054)	(40,588)
Other, net	12,200	(89)
Changes in assets and liabilities:
Accounts receivable	(85,788)	19,544
Inventory	5,929	(6,452)
Software development costs and licenses	(376,455)	(144,951)
Prepaid expenses and other assets	(123,709)	(49,321)
Deferred revenue	10,615	208,182
Deferred cost of goods sold	126	463
Accounts payable, accrued expenses and other liabilities	(139,337)	114,776
Net cash provided by operating activities	19,161	787,661
Investing activities:
Change in bank time deposits	(43,921)	73,000
Proceeds from available-for-sale securities	494,919	363,628
Purchases of available-for-sale securities	(632,530)	(563,815)
Purchases of fixed assets	(133,392)	(40,207)
Proceeds from sale of long-term investment	—	22,472
Purchases of long-term investments	(8,650)	(16,452)
Business acquisitions	(157,291)	(79,525)
Other	1,100	—
Net cash used in investing activities	(479,765)	(240,899)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(59,131)	(60,586)
Issuance of common stock	19,658	14,215
Loan repayment	(235)	—
Repurchase of common stock	(200,012)	—
Net cash used in financing activities	(239,720)	(46,371)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(2,727)	19,006
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(703,051)	519,397
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,060,247	1,993,392
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,357,196	$2,512,789
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in thousands)

	Three Months Ended December 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2021	138,891	$1,390	$2,475,085	(23,681)	$(1,020,584)	$2,033,524	$(19,747)	$3,469,668
Net income	—	—	—	—	—	144,497	—	144,497
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(13,497)	(13,497)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,339)	(1,339)
Stock-based compensation	—	—	61,741	—	—	—	—	61,741
Issuance of restricted stock, net of forfeitures and cancellations	76	1	(1)	—	—	—	—	—
Net share settlement of restricted stock awards	(32)	(1)	(5,760)	—	—	—	—	(5,761)
Employee share purchase plan settlement	72	1	10,427	—	—	—	—	10,428
Balance, December 31, 2021	139,007	$1,391	$2,541,492	(23,681)	$(1,020,584)	$2,178,021	$(34,583)	$3,665,737

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2020	137,349	$1,373	$2,285,394	(22,421)	$(820,572)	$1,469,911	$(34,824)	$2,901,282
Net income	—	—	—	—	—	182,248	—	182,248
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	30,135	30,135
Changes in gains on cash flow hedge, net	—	—	—	—	—	—	(600)	(600)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(295)	(295)
Stock-based compensation	—	—	47,192	—	—	—	—	47,192
Issuance of restricted stock, net of forfeitures and cancellations	141	2	(1)	—	—	—	—	1
Net share settlement of restricted stock awards	(60)	(1)	(12,383)	—	—	—	—	(12,384)
Employee share purchase plan settlement	74	1	7,711	—	—	—	—	7,712
Balance, December 31, 2020	137,504	$1,375	$2,327,913	(22,421)	$(820,572)	$1,652,159	$(5,584)	$3,155,291

See accompanying Notes.

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137,584	$1,376	$2,288,781	(22,421)	$(820,572)	$1,870,971	$(8,664)	$3,331,892
Net income	—	—	—	—	—	307,050	—	307,050
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(24,096)	(24,096)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1,823)	(1,823)
Stock-based compensation	—	—	198,045	—	—	—	—	198,045
Repurchased common stock	—	—	—	(1,260)	(200,012)	—	—	(200,012)
Issuance of restricted stock, net of forfeitures and cancellations	1,096	11	(11)	—	—	—	—	—
Net share settlement of restricted stock awards	(330)	(3)	(59,128)	—	—	—	—	(59,131)
Employee share purchase plan settlement	142	2	19,656	—	—	—	—	19,658
Issuance of shares related to Nordeus acquisition	515	5	94,149	—	—	—	—	94,154
Balance, December 31, 2021	139,007	$1,391	$2,541,492	(23,681)	$(1,020,584)	$2,178,021	$(34,583)	$3,665,737

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	370,074	—	370,074
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	53,697	53,697
Change in gains on cash flow hedge, net	—	—	—	—	—	—	(4,905)	(4,905)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	4,000	4,000
Stock-based compensation	—	—	141,904	—	—	—	—	141,904
Issuance of restricted stock, net of forfeitures and cancellations	1,235	13	(12)	—	—	—	—	1
Net share settlement of restricted stock awards	(401)	(5)	(60,581)	—	—	—	—	(60,586)
Employee share purchase plan settlement	139	2	14,213	—	—	—	—	14,215
Issuance of shares related to Playdots, Inc. acquisition	604	6	97,641	—	—	—	—	97,647
Balance, December 31, 2020	137,504	$1,375	$2,327,913	(22,421)	$(820,572)	$1,652,159	$(5,584)	$3,155,291

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
Recently Adopted Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. We adopted this update effective April 1, 2021. The adoption of this update did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Accounting for Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on any entity's financial statements. ASU 2021-10 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2021 (April 1, 2022 for the Company), with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our disclosures.
Accounting for Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this new standard, deferred revenue acquired in a business combination is measured pursuant to ASC 606, Revenue from Contracts with Customers, rather than its assumed acquisition date fair value under the current guidance. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2022 (April 1, 2023 for the Company), with early adoption permitted. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We expect to early adopt this update for our fiscal year 2023 on April 1, 2022. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements.

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
Net revenue by timing of recognition was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue recognized:
Service and other (over time)	$604,587	$578,830	$1,847,250	$1,662,456
Product (point in time)	298,665	282,059	727,546	870,885
Total net revenue	$903,252	$860,889	$2,574,796	$2,533,341

Content
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue recognized:
Recurrent consumer spending	$547,788	$552,320	$1,683,703	$1,569,070
Full game and other	355,464	308,569	891,093	964,271
Total net revenue	$903,252	$860,889	$2,574,796	$2,533,341

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue recognized:
United States	$534,869	$528,324	$1,542,975	$1,502,397
International	368,383	332,565	1,031,821	1,030,944
Total net revenue	$903,252	$860,889	$2,574,796	$2,533,341

Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue recognized:
Console	$665,535	$656,079	$1,864,058	$1,909,033
PC and other	133,907	135,565	409,554	439,511
Mobile	103,810	69,245	301,184	184,797
Total net revenue	$903,252	$860,889	$2,574,796	$2,533,341

Distribution channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other.

Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue recognized:
Digital online	$795,715	$743,141	$2,315,618	$2,204,401
Physical retail and other	107,537	117,748	259,178	328,940
Total net revenue	$903,252	$860,889	$2,574,796	$2,533,341

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. Deferred revenue, including current and non-current balances as of December 31, 2021 and March 31, 2021 were $979,117 and $965,331, respectively. For the three months ended December 31, 2021, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2021 and 2020, $121,324 and $109,713, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2021 and 2020, $862,870 and $722,658, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of December 31, 2021, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,185,724, which includes our deferred revenue balances and amounts to be invoiced and recognized in future periods. We expect to recognize approximately $1,024,805 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of December 31, 2021 and March 31, 2021, our contract asset balances were $104,889 and $105,554, respectively, which are recorded within Prepaid expenses and other in our Condensed Consolidated Balance Sheets.

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
In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $3,446 and $2,655 during the three months ended December 31, 2021 and 2020, respectively, and $6,856 and $7,925 during the nine months ended December 31, 2021 and 2020, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZelnickMedia, which is included in General and administrative expenses, of $7,365 and $6,887 during the three months ended December 31, 2021 and 2020, respectively, and $21,948 and $20,544 during the nine months ended December 31, 2021 and 2020, respectively.
In connection with the 2017 Management Agreement, we have granted restricted stock units to ZelnickMedia as follows:

	Nine Months Ended December 31,
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia were 449 and 588 as of December 31, 2021 and March 31, 2021, respectively. During the three and nine months ended December 31, 2021, 315 restricted stock units previously granted to ZelnickMedia vested, and no restricted stock units were forfeited by ZelnickMedia.

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

	December 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$475,950	$475,950	$—	$—	Cash and cash equivalents
Bank-time deposits	115,000	115,000	—	—	Cash and cash equivalents
Commercial paper	16,645	—	16,645	—	Cash and cash equivalents
Corporate bonds	9,826	—	9,826	—	Cash and cash equivalents
Corporate bonds	706,698	—	706,698	—	Short-term investments
Bank-time deposits	622,683	622,683	—	—	Short-term investments
US Treasuries	35,711	35,711	—	—	Short-term investments
Commercial paper	113,921	—	113,921	—	Short-term investments
Money market funds	264,018	264,018	—	—	Restricted cash and cash equivalents
Bank-time deposits	521	521	—	—	Restricted cash and cash equivalents
Money market funds	103,445	103,445	—	—	Long-term restricted cash and cash equivalents
Private equity	12,160	—	—	12,160	Other assets
Foreign currency forward contracts	(202)	—	(202)	—	Accrued expenses and other current liabilities
Contingent earn-out consideration	(57,941)	—	—	(57,941)	Accrued expenses and other current liabilities
Contingent earn-out consideration	(32,697)	—	—	(32,697)	Other long-term liabilities
Total recurring fair value measurements, net	$2,385,738	$1,617,328	$846,888	$(78,478)

	March 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$837,614	$837,614	$—	$—	Cash and cash equivalents
Bank-time deposits	95,000	95,000	—	—	Cash and cash equivalents
Commercial paper	100,105	—	100,105	—	Cash and cash equivalents
Corporate bonds	—	—	—	—	Cash and cash equivalents
Money market funds	528,659	528,659	—	—	Restricted cash and cash equivalents
Bank-time deposits	563	563	—	—	Restricted cash and cash equivalents
Corporate bonds	521,224	—	521,224	—	Short-term investments
Bank-time deposits	578,762	578,762	—	—	Short-term investments
US Treasuries	60,086	60,086	—	—	Short-term investments
Commercial paper	148,150	—	148,150	—	Short-term investments
Asset-backed securities	470	—	470	—	Short-term investments
Money market funds	98,541	98,541	—	—	Long-term restricted cash and cash equivalents
Private equity	7,578	—	—	7,578	Other assets
Foreign currency forward contracts	$(125)	$—	$(125)	$—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,976,627	$2,199,225	$769,824	$7,578

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

During the nine months ended December 31, 2021, we recognized General and administrative expense of $30,000 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability to $90,638. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the 12- and 24-month periods following the closing.
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2021.
Nonrecurring fair value measurements

We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At December 31, 2021, we held $20,000 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$622,683	$—	$—	$622,683
Available-for-sale securities:
Corporate bonds	708,246	77	(1,625)	706,698
US Treasuries	35,709	2	—	35,711
Commercial paper	113,921	—	—	113,921
Total Short-term investments	$1,480,559	$79	$(1,625)	$1,479,013

	March 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$578,762	$—	$—	$578,762
Available-for-sale securities:
Corporate bonds	520,486	994	(256)	521,224
US Treasuries	60,029	57	—	60,086
Asset-backed securities	469	1	—	470
Commercial paper	148,149	1	—	148,150
Total Short-term investments	$1,307,895	$1,053	$(256)	$1,308,692

The following table summarizes the contracted maturities of our short-term investments at December 31, 2021:

	December 31, 2021
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$1,214,757	$1,214,427
Due in 1 - 2 years	265,802	264,586
Total Short-term investments	$1,480,559	$1,479,013

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our risk management strategy includes the use of derivative financial instruments to reduce the volatility associated with changes in foreign currency exchange rates on earnings, cash flows, and certain balance sheet amounts . We do not enter into derivative financial contracts for speculative or trading purposes. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets, and we measure those instruments at fair value. We classify cash flows from derivative transactions as cash flows from operating activities in our Consolidated Statements of Cash Flows.
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2021	March 31, 2021
Forward contracts to sell foreign currencies	$173,127	$140,510
Forward contracts to purchase foreign currencies	96,953	92,123
For the three months ended December 31, 2021 and 2020, we recorded a gain of $4,107 and a loss of $5,832, respectively, and for the nine months ended December 31, 2021 and 2020 we recorded a gain of $2,881 and a loss of $9,518, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. INVENTORY
Inventory balances by category were as follows:

	December 31, 2021	March 31, 2021
Finished products	$10,141	$16,941
Parts and supplies	1,537	801
Inventory	$11,678	$17,742
Estimated product returns included in Inventory at December 31, 2021 and March 31, 2021 were $96 and $186, respectively.

8. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2021		March 31, 2021
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$42,921	$549,894	$22,225	$412,919
Software development costs, externally developed	34	164,739	7,349	75,086
Licenses	4,621	23,302	13,869	2,887
Software development costs and licenses	$47,576	$737,935	$43,443	$490,892
During the three months ended December 31, 2021 and 2020, we recorded $640 and $5,532, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charges recorded during the three months ended December 31, 2021 and 2020 related to decisions not to proceed with further development of certain interactive entertainment software.
During the nine months ended December 31, 2021 and 2020, we recorded $65,689 and $25,227, respectively, of software development impairment charges (a component of Cost of goods sold). The impairment charge recorded during the nine months ended December 31, 2021 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the nine months ended December 31, 2020 related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	March 31, 2021
Software development royalties	$471,986	$814,998
Compensation and benefits	177,651	122,404
Licenses	122,108	84,330
Deferred acquisition payments	66,328	13,343
Refund liability	56,886	53,361
Marketing and promotions	44,244	32,591
Other	87,043	83,063
Accrued expenses and other current liabilities	$1,026,246	$1,204,090

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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.10% at December 31, 2021), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at December 31, 2021.

Information related to availability on our Credit Agreement was as follows:

	December 31, 2021	March 31, 2021
Available borrowings	$247,682	$197,874
Outstanding letters of credit	2,318	2,126
We recorded interest expense and fees related to the Credit Agreement of $97 and $141 for the three months ended December 31, 2021 and 2020, respectively, and $354 and $305 for the nine months ended December 31, 2021 and 2020, respectively. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

11. EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Computation of Basic earnings per share:
Net income	$144,497	$182,248	$307,050	$370,074
Weighted average shares outstanding—basic	115,269	115,004	115,572	114,436
Basic earnings per share	$1.25	$1.58	$2.66	$3.23

Computation of Diluted earnings per share:
Net income	$144,497	$182,248	$307,050	$370,074

Weighted average shares outstanding—basic	115,269	115,004	115,572	114,436
Add: dilutive effect of common stock equivalents	1,439	1,113	1,238	1,137
Weighted average common shares outstanding—diluted	116,708	116,117	116,810	115,573

Diluted earnings per share	$1.24	$1.57	$2.63	$3.20
During the nine months ended December 31, 2021, 1,096 restricted stock awards vested, we granted 931 unvested restricted stock awards, and 66 unvested restricted stock awards were forfeited.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9,282)	$618	$(8,664)
Other comprehensive loss before reclassifications	(24,096)	(1,823)	(25,919)
Balance at December 31, 2021	$(33,378)	$(1,205)	$(34,583)

	Nine Months Ended December 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive income (loss) before reclassifications	53,697	—	(2,972)	4,000	54,725
Amounts reclassified from accumulated other comprehensive loss	—	(600)	(1,333)	—	(1,933)
Balance at December 31, 2020	$(6,838)	$—	$—	$1,254	$(5,584)

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

14. INCOME TAXES
The provision for income taxes for the three months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $7,642 for the three months ended December 31, 2021, as compared to $34,198 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 5.0% for the three months ended December 31, 2021 was due primarily to excess tax benefits of $9,882 from employee stock-based compensation, tax benefits of $9,651 from tax credits, and a tax benefit of $7,205 related to the geographic mix of earnings.
The provision for income taxes for the nine months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $36,507 for the nine months ended December 31, 2021 as compared to $54,151 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 10.6% for the nine months ended December 31, 2021 was due primarily to a tax benefit of $21,071 due to tax credits and excess tax benefits of $13,890 from employee stock-

based compensation, offset by tax expense of $5,042 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.
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

During the three and nine months ended December 31, 2021 we recognized General and administrative expense of $10,000 and $30,000, respectively, within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus. We reported $57,941 within Accrued expenses and $32,697 within Other long-term liabilities in our Condensed Consolidated Balance Sheet as of December 31, 2021.

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

The amounts of revenue and earnings of Nordeus included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Net revenue	$16,777	$29,003
Net loss	$10,676	$30,411

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and nine months ended December 31, 2021 and 2020, as though the acquisition had occurred on April 1, 2020, the beginning of fiscal year 2021, and Nordeus had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Pro forma Net revenue	$903,252	$868,261	$2,584,640	$2,562,560
Pro forma Net income	$145,226	$170,297	$313,629	$359,176

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

Transaction costs of $34 and $4,986 for the three and nine months ended December 31, 2021, respectively, which have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

Asset Acquisition

In June 2021, we acquired two office buildings in the United Kingdom to use for office space for total cash consideration of $72,908. The transaction was treated as an asset acquisition, in which the cash consideration and direct transaction costs were allocated on a relative fair value basis to identified assets. The following table summarizes the acquisition date fair value of tangible assets, which are included within Fixed assets, net on our Condensed Consolidated

Balance Sheets, and intangible assets, which are included within Intangible assets, net on our Condensed Consolidated Balance Sheets, acquired:

	Fair Value	Weighted average useful life
Building	$31,104	30
Land	38,243	N/A
Lease-in-place intangible asset	2,176	4
Total	$71,523

16. SHARE REPURCHASE
Our Board of Directors has authorized the repurchase of up to 21,660 shares of our common stock, including an increase of 7,442 shares in November 2021. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the three months ended December 31, 2021, we did not repurchase shares of our common stock in the open market. During the nine months ended December 31, 2021, we repurchased 1,260 shares of our common stock in the open market for $200,012, including commissions of $13, as part of the program. We have repurchased a total of 11,660 shares of our common stock under the program, and, as of December 31, 2021, 10,000 shares of our common stock remained available for repurchase under the share repurchase program.
All of the repurchased shares are classified as Treasury stock in our Condensed Consolidated Balance Sheets.

17. SUBSEQUENT EVENTS
On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga Inc. ("Zynga"), a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio (ranging from 0.0350 to 0.0406, as further described below) for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if our 20-day volume weighted average price ("VWAP") ending on the third trading day prior to closing is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP exceeds the higher end of that range the exchange ratio would be 0.0350 per share and if the VWAP falls below the lower end of that range, the exchange ratio would be 0.0406 per share.
As part of the transaction, we have received aggregate committed financing of $2.7 billion from J.P. Morgan and certain other lenders, and we intend to fund the cash component of the transaction through a combination of cash from our balance sheet as well as proceeds of new debt issuance.

The transaction, which is expected to close during our first quarter of fiscal year 2023 ending June 30, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts including statements relating to our proposed acquisition of Zynga Inc. (the "Acquisition"), are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers as the situation with the pandemic continues to evolve; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the acquisition; the inability to obtain our or Zynga's respective stockholder approval or the failure to satisfy other conditions to completion of the proposed acquisition, including receipt of regulatory approvals, on a timely basis or at all; risks that the proposed acquisition disrupts each company’s current plans and operations; the diversion of the attention of the respective management teams of Take-Two and Zynga from their respective ongoing business operations; the ability of either Take-Two, Zynga or the combined company to retain key personnel; the ability to realize the benefits of the proposed acquisition, including Net Bookings opportunities and cost synergies; the ability to successfully integrate Zynga’s business with Take-Two’s business or to integrate the businesses within the anticipated timeframe; the outcome of any legal proceedings that may be instituted against Take-Two, Zynga or others related to the proposed acquisition; the amount of the costs, fees, expenses and charges related to the proposed acquisition; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 365 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in nearly 160 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 40 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including mobile.
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
Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 is planned for release in fiscal year 2023. Private Division also released The Outer Worlds and Ancestors: The Humankind Odyssey.
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
We are continuing our strategy in Asia to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has a multi-year license from the NBA to offer an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 55 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up. The NBA 2K League's fourth season concluded in September 2021.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 32.3% of our net revenue for the nine months ended December 31, 2021. The timing of key releases, such as our Grand Theft Auto product releases, may affect our financial performance on a quarterly and annual basis.

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
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.2% and 77.4% of net revenue during the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, our five largest customers comprised 74.7% and 77.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 59.1% and 69.2% of such balance at December 31, 2021 and March 31, 2021, respectively. We had two customers who accounted for 41.9% and 17.2%, respectively, of our gross accounts receivable as of December 31, 2021 and two customers who accounted for 50.4% and 18.8%, respectively, of our gross accounts receivable as of March 31, 2021. The economic environment has affected our customers in the past and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could adversely affect our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic may lead to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the online and downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 72.4% of our net revenue by product platform for the nine months ended December 31, 2021. The success of our business is dependent on consumer acceptance of these platforms and the continued growth in their installed base. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment playable on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, the COVID-19 pandemic or other events have affected and may continue to affect the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings.

Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 89.9% of our net revenue for the nine months ended December 31, 2021. We expect online delivery of games and game offerings to continue to grow and to continue to be the primary part of our business over the long term.
Recent Developments.
Potential Acquisition.    On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga, a leading developer of mobile games. Under the terms and subject to the terms of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock for each share of Zynga at the closing. The transaction is valued at $9.86 per share of Zynga common stock equal to the exchange ration (ranging from 0.0350 to 0.0406, as further described below)based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if our 20-day volume weighted average price ("VWAP") ending on the third trading day prior to closing is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP exceeds the higher end of that range the exchange ratio would be 0.0350 per share and if the VWAP falls below the lower end of that range, the exchange ratio would be 0.0406 per share.
As part of the transaction, we have received aggregate committed financing of $2.7 billion from J.P. Morgan and certain other lenders, and we intend to fund the cash component of the transaction through a combination of cash from our balance sheet as well as proceeds of new debt issuance.

The transaction, which is expected to close during our first quarter of fiscal year 2023 ended June 30, 2022, is subject to approval by Take-Two and Zynga stockholders, the receipt of required regulatory approvals, and other customary closing conditions, including antitrust clearances.
Content Release Highlights
During fiscal year 2022, 2K released NBA 2K22, Private Division released Hades physically on consoles and OlliOlli World, and Rockstar released Grand Theft Auto: The Trilogy - The Definitive Edition.
To date we have announced that, during the remainder of fiscal year 2022, Rockstar Games will release Grand Theft Auto V and a standalone version of Grand Theft Auto Online for the PS5 and Xbox Series X|S, and 2K will release WWE 2K22 and Tiny Tina's Wonderlands.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	Increase/ (decrease)	% Increase/ (decrease)	2021	2020	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$866,123	$814,282	$51,841	6.4%	$2,562,405	$2,768,066	$(205,661)	(7.4)%
For the three months ended December 31, 2021, Net Bookings increased by $51.8 million as compared to the prior year period due primarily to an increase in Net Bookings from our Grand Theft Auto franchise, including Grand Theft Auto: The Trilogy - The Definitive Edition, which released in November 2021, and Top Eleven, which was part of the Nordeus acquisition in June 2021. These increases were partially offset by a decrease in Net Bookings from our Mafia and PGA TOUR 2K franchises, The Outer Worlds, and our WWE 2K franchise.
For the nine months ended December 31, 2021, Net Bookings decreased by $205.7 million as compared to the prior year period due primarily to a decrease in Net Bookings from our NBA 2K, PGA TOUR 2K, and Mafia franchises, The Outer Worlds, and our WWE 2K, our Red Dead, Borderlands franchises. These decreases were partially offset by an increase in Net Bookings from Top Eleven and Two Dots.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(thousands of dollars)	2021		2020		2021		2020
Net revenue	$903,252	100.0%	$860,889	100.0%	$2,574,796	100.0%	$2,533,341	100.0%
Cost of goods sold	350,379	38.8%	346,244	40.2%	1,136,776	44.2%	1,255,438	49.6%
Gross profit	552,873	61.2%	514,645	59.8%	1,438,020	55.8%	1,277,903	50.4%
Selling and marketing	135,286	15.0%	139,906	16.3%	375,159	14.6%	338,376	13.4%
General and administrative	130,706	14.5%	98,624	11.5%	362,484	14.1%	292,230	11.5%
Research and development	116,656	12.9%	86,428	10.0%	310,458	12.1%	233,752	9.2%
Depreciation and amortization	15,996	1.8%	14,007	1.6%	44,642	1.7%	40,116	1.6%
Business reorganization	123	—%	(377)	—%	546	—%	(138)	—%
Total operating expenses	398,767	44.1%	338,588	39.3%	1,093,289	42.5%	904,336	35.7%
Income from operations	154,106	17.1%	176,057	20.5%	344,731	13.4%	373,567	14.7%
Interest and other, net	(5,629)	(0.6)%	1,098	0.1%	(7,228)	(0.3)%	12,022	0.5%
Gain on long-term investments, net	3,662	0.4%	39,291	4.6%	6,054	0.2%	38,636	1.5%
Income before income taxes	152,139	16.8%	216,446	25.1%	343,557	13.3%	424,225	16.7%
Provision for income taxes	7,642	0.8%	34,198	4.0%	36,507	1.4%	54,151	2.1%
Net income	$144,497	16.0%	$182,248	21.2%	$307,050	11.9%	$370,074	14.6%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
Net revenue by geographic region:
United States	$534,869	59.2%	$528,324	61.4%	$1,542,975	59.9%	$1,502,397	59.3%
International	368,383	40.8%	332,565	38.6%	1,031,821	40.1%	1,030,944	40.7%
Net revenue by platform:
Console	$665,535	73.7%	$656,079	76.2%	$1,864,058	72.4%	$1,909,033	75.4%
PC and other	133,907	14.8%	135,565	15.7%	409,554	15.9%	439,511	17.3%
Mobile	103,810	11.5%	69,245	8.0%	301,184	11.7%	184,797	7.3%
Net revenue by distribution channel:
Digital online	$795,715	88.1%	$743,141	86.3%	$2,315,618	89.9%	$2,204,401	87.0%
Physical retail and other	107,537	11.9%	117,748	13.7%	259,178	10.1%	328,940	13.0%
Net revenue by content:
Recurrent consumer spending	$547,788	60.6%	$552,320	64.2%	$1,683,703	65.4%	$1,569,070	61.9%
Full game and other	355,464	39.4%	308,569	35.8%	891,093	34.6%	964,271	38.1%

Three Months Ended December 31, 2021 Compared to December 31, 2020

(thousands of dollars)	2021	%	2020	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$903,252	100.0%	$860,889	100.0%	$42,363	4.9%
Internal royalties	172,766	19.1%	137,657	16.0%	35,109	25.5%
Software development costs and royalties (1)	43,057	4.8%	83,514	9.7%	(40,457)	(48.4)%
Licenses	61,507	6.8%	57,917	6.7%	3,590	6.2%
Product costs	73,049	8.1%	67,156	7.8%	5,893	8.8%
Cost of goods sold	350,379	38.8%	346,244	40.2%	4,135	1.2%
Gross profit	$552,873	61.2%	$514,645	59.8%	$38,228	7.4%
(1) Includes $9,445 and $13,100 of stock-based compensation expense in 2021 and 2020, respectively, in software development costs and royalties.

For the three months ended December 31, 2021, net revenue increased by $42.4 million as compared to the prior year period. The increase was due to an increase in net revenue of (i) $71.6 million from our Grand Theft Auto franchise, including Grand Theft Auto: The Trilogy - The Definitive Edition, which released in November 2021, (ii) $16.7 million from Top Eleven, which was part of the Nordeus acquisition in June 2021, and (iii) $12.0 million from Two Dots. These increases were partially offset by a decrease in net revenue of (i) $18.0 million from our Mafia franchise, (ii) $13.2 million from our NBA 2K franchise, (iii) $10.7 million from our PGA TOUR 2K franchise, and (iv) $10.2 million from The Outer Worlds.

Net revenue from console games increased by $9.5 million and accounted for 73.7% of our total net revenue for the three months ended December 31, 2021, as compared to 76.2% for the prior year period. The increase was due to an increase in net revenue from our Grand Theft Auto franchise, partially offset by a decrease in net revenue from our NBA 2K, Mafia, PGA TOUR 2K, WWE 2K, Borderlands, and Red Dead franchises, The Outer Worlds, and our BioShock franchise. Net revenue from PC and other decreased by $1.7 million and accounted for 14.8% of our total net revenue for the three months ended December 31, 2021, as compared to 15.7% for the prior year period. The decrease was due to a decrease in net revenue from The Outer Worlds and our Civilization and Mafia franchises, partially offset by an increase in net revenue from our Red Dead and NBA 2K franchises. Net revenue from mobile increased by $34.6 million and accounted for 11.5% of our total net revenue for three months ended December 31, 2021, as compared to 8.0% for the prior year period. The increase was due primarily to an increase in net revenue from Top Eleven, Two Dots, and our NBA 2K franchise.

Net revenue from digital online channels increased by $52.6 million and accounted for 88.1% of our total net revenue for the three months ended December 31, 2021, as compared to 86.3% for the prior year period. The increase was due to an increase in net revenue from our Grand Theft Auto franchise, Top Eleven, Two Dots, and our Red Dead franchise, partially offset by a decrease in net revenue from our Mafia franchise, The Outer Worlds, and our PGA TOUR 2K franchise. Net revenue from physical retail and other channels decreased by $10.2 million and accounted for 11.9% of our total net revenue for the three months ended December 31, 2021, as compared to 13.7% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K, Mafia, PGA TOUR 2K, WWE 2K, and Red Dead franchises, partially offset by an increase in net revenue from our Grand Theft Auto franchise.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending decreased by $4.5 million and accounted for 60.6% of net revenue for the three months ended December 31, 2021, as compared to 64.2% of net revenue for the prior year period. The decrease in net revenue from recurrent consumer spending is due primarily to a decrease in net revenue from our NBA 2K, Grand Theft Auto, and Borderlands franchises, Monster Legends, and our Civilization franchise, partially offset by an increase in net revenue from Top Eleven and Two Dots. Net revenue from full game and other increased by $46.9 million and accounted for 39.4% of net revenue for the three months ended December 31, 2021 as compared to 35.8% of net revenue for the prior year period. The increase in net revenue from full game and other was due primarily to an increase in net revenue from our Grand Theft Auto franchise, partially offset by a decrease in net revenue from our Mafia and PGA TOUR 2K franchises, and The Outer Worlds.
Gross profit as a percentage of net revenue for the three months ended December 31, 2021 was 61.2% as compared to 59.8% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower development royalties and lower amortization of capitalized software development cost, both due primarily to the timing of releases, partially offset by higher internal royalties due to the timing of when royalties are earned.
Net revenue earned outside of the United States increased by $35.8 million and accounted for 40.8% of our total net revenue for the three months ended December 31, 2021, as compared to 38.6% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from our Grand Theft Auto franchise and Top Eleven, partially offset by a decrease in net revenue from our Mafia franchise. Changes in foreign currency exchange rates increased net revenue by $4.1 million and increased gross profit by $3.0 million for the three months ended December 31, 2021 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$135,286	15.0%	$139,906	16.3%	$(4,620)	(3.3)%
General and administrative	130,706	14.5%	98,624	11.5%	32,082	32.5%
Research and development	116,656	12.9%	86,428	10.0%	30,228	35.0%
Depreciation and amortization	15,996	1.8%	14,007	1.6%	1,989	14.2%
Business reorganization	123	—%	(377)	—%	500	(132.6)%
Total operating expenses(1)	$398,767	44.1%	$338,588	39.3%	$60,179	17.8%
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
Selling and marketing	$7,189	$4,131
General and administrative	16,478	15,538
Research and development	13,232	8,347
Changes in foreign currency exchange rates increased total operating expenses by $3.6 million for the three months ended December 31, 2021, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $4.6 million for the three months ended December 31, 2021, as compared to the prior year period, due primarily to (i) lower overall marketing expense for our NBA 2K franchise, Red Dead Online, and Borderlands 3, partially offset by higher overall marketing expenses for Top Eleven, Grand Theft Auto: The Trilogy - The Definitive Edition, and Grand Theft Auto Online, and (ii) lower customer service expenses. These decreases were partially offset by an increase in personnel expenses for additional headcount.
General and administrative
General and administrative expenses increased by $32.1 million for the three months ended December 31, 2021, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount, (ii) the fair value of the contingent earn-out liability related to our acquisition of Nordeus (refer to Note 15- Acquisitions), (iii) rent expenses for additional locations and lease renewals, and (iv) IT expenses for cloud-based services.
General and administrative expenses for the three months ended December 31, 2021 and 2020 included occupancy expense (primarily rent, utilities and office expenses) of $9.3 million and $6.8 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $30.2 million for the three months ended December 31, 2021, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including related to our recent acquisitions.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.0 million for the three months ended December 31, 2021 as compared to the prior year period, due primarily to IT infrastructure.
Business reorganization
For the three months ended December 31, 2021, business reorganization expense increased by $0.5 million as compared to the prior year period and was not material.
Interest and other, net
Interest and other, net was expense of $5.6 million for the three months ended December 31, 2021, as compared to income of $1.1 million for the prior year period. The change was due primarily to (i) foreign currency losses in the current year period as compared to gains in the prior year period and (ii) lower interest income on our available-for-sale securities.

Gain on long-term investments, net
Gain on long-term investments, net decreased by $35.6 million for the three months ended December 31, 2021 as compared to the prior year period. The decrease was due primarily to the sale of a portion of one of our investments and the resulting change in value based on the observable price in the prior year period, partially offset by changes in value based on the observable price changes of our long-term investments in the current year period.
Provision for Income Taxes
The provision for income taxes for the three months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $7.6 million for the three months ended December 31, 2021 as compared to $34.2 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 5.0% for the three months ended December 31, 2021 was due primarily to excess tax benefits of $9.9 million on employee stock-based compensation, tax benefits of $9.7 million from tax credits, and a tax benefit of $7.2 million related to geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 15.8% for the three months ended December 31, 2020 was due primarily to a tax benefit of $7.1 million from tax credits and excess tax benefits of $3.4 million from employee stock-based compensation offset by the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increases in tax benefits from tax credits, excess tax benefits from employee stock-based compensation the current period, and by the geographic mix of earnings.
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
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended December 31, 2021. The Company continues to evaluate the potential impact the ARPA may have on its operations and consolidated financial statements in future periods.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Condensed Consolidated Financial Statements.
Net income and earnings per share
For the three months ended December 31, 2021, net income was $144.5 million, as compared to $182.2 million in the prior year period. Diluted earnings per share for the three months ended December 31, 2021 was $1.24, as compared to diluted earnings per share of $1.57 in the prior year period. Diluted weighted average shares of 116.7 million were 0.6 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period, partially offset by shares repurchases. See Note 11 - Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.

Nine Months Ended December 31, 2021 Compared to December 31, 2020

(thousands of dollars)	2021	%	2020	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,574,796	100.0%	$2,533,341	100.0%	$41,455	1.6%
Internal royalties	477,730	18.6%	479,524	18.9%	(1,794)	(0.4)%
Software development costs and royalties (1)	274,963	10.7%	374,332	14.8%	(99,369)	(26.5)%
Licenses	198,041	7.7%	206,880	8.2%	(8,839)	(4.3)%
Product costs	186,042	7.2%	194,702	7.7%	(8,660)	(4.4)%
Cost of goods sold	1,136,776	44.2%	1,255,438	49.6%	(118,662)	(9.5)%
Gross profit	$1,438,020	55.8%	$1,277,903	50.4%	$160,117	12.5%
(1) Includes $31,831 and $61,529 of stock-based compensation expense in 2021 and 2020, respectively, in software development costs and royalties.

For the nine months ended December 31, 2021, net revenue increased by $41.5 million as compared to the prior year period. The increase was due to an increase in net revenue of (i) $97.9 million from our Grand Theft Auto franchise, including Grand Theft Auto: The Trilogy - The Definitive Edition which released in November 2021, (ii) $66.5 million from Two Dots, (iii) $48.9 million from our NBA 2K franchise, and (iv) $28.8 million from Top Eleven, which was part of the Nordeus acquisition in June 2021. These increases were partially offset by a decrease in net revenue of (i) $45.9 million from our Mafia franchise, (ii) $35.7 million from our Red Dead franchise, (iii) $34.8 million from our Borderlands franchise, (iv) $30.4 million from our PGA TOUR 2K franchise, (v) $17.1 million from our Civilization franchise, (vi) $14.1 million from our WWE 2K franchise, (vii) $11.6 million from The Outer Worlds, and (viii) $7.6 million from our BioShock franchise.

Net revenue from console games decreased by $45.0 million and accounted for 72.4% of our total net revenue for the nine months ended December 31, 2021, as compared to 75.4% for the prior year period. The decrease was due to a decrease in net revenue from our Mafia, Borderlands, Red Dead, PGA TOUR 2K, WWE 2K, and BioShock franchises, and The Outer Worlds, partially offset by an increase in net revenue from our Grand Theft Auto and NBA 2K franchises. Net revenue from PC and other decreased by $30.0 million and accounted for 15.9% of our total net revenue for the nine months ended December 31, 2021, as compared to 17.3% for the prior year period. The decrease was due to a decrease in net revenue from our Grand Theft Auto, Civilization, Mafia, and XCOM franchises, and The Outer Worlds, partially offset by an increase in net revenue from our NBA 2K franchise. Net revenue from mobile increased by $116.4 million and accounted for 11.7% of our total net revenue for nine months ended December 31, 2021, as compared to 7.3% for the prior year period. The increase was due primarily to an increase in net revenue from Two Dots, Top Eleven, and our NBA 2K franchise.

Net revenue from digital online channels increased by $111.2 million and accounted for 89.9% of our total net revenue for the nine months ended December 31, 2021, as compared to 87.0% for the prior year period. The increase was due to an increase in net revenue from our Grand Theft Auto franchise, Two Dots, our NBA 2K franchise, and Top Eleven, partially offset by a decrease in net revenue from our Mafia, Red Dead, Borderlands, PGA TOUR 2K, and Civilization franchises. Net revenue from physical retail and other channels decreased by $69.8 million and accounted for 10.1% of our total net revenue for the nine months ended December 31, 2021, as compared to 13.0% for the prior year period. The decrease was due to a decrease in net revenue from our Mafia, Borderlands, Red Dead, PGA TOUR 2K, WWE 2K, and NBA 2K franchises, partially offset by an increase in net revenue from our Grand Theft Auto franchise.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $114.6 million and accounted for 65.4% of net revenue for the nine months ended December 31, 2021, as compared to 61.9% of net revenue for the prior year period. The increase was due to an increase in net revenue from Two Dots, our NBA 2K franchise, our Grand Theft Auto franchise, and Top Eleven, partially offset by a decrease in net revenue from our Borderlands and Red Dead franchises. Net revenue from full game and other decreased by $73.2 million and accounted for 34.6% of net revenue for the nine months ended December 31, 2021 as compared to 38.1% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from our Mafia, PGA TOUR 2K, Red Dead, and WWE 2K franchises, and The Outer Worlds, partially offset by an increase in net revenue from our Grand Theft Auto franchise.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2021 was 55.8% as compared to 50.4% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower development royalties and lower amortization of capitalized software development costs, both due primarily to the timing of releases. Offsetting the increase in gross profit as a percentage of net revenue were impairments recognized against some of our capitalized software balances for nine months ended December 31, 2021. (See Note 8 - Software Development Costs and Licenses of our Condensed Consolidated Financial Statements).

Net revenue earned outside of the United States increased by $0.9 million, and accounted for 40.1% of our total net revenue for the nine months ended December 31, 2021, as compared to 40.7% in the prior year period. The increase in net revenue outside of the United States was due to an increase in net revenue from Top Eleven, our Grand Theft Auto franchise, Two Dots, and our NBA 2K franchise, partially offset by a decrease in net revenue from our Mafia, Red Dead, Borderlands, and PGA TOUR 2K franchises, and The Outer Worlds. Changes in foreign currency exchange rates increased net revenue by $6.4 million and increased gross profit by $4.7 million for the nine months ended December 31, 2021 as compared to the prior year period.
Operating Expenses

(thousands of dollars)	2021	% of net revenue	2020	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$375,159	14.6%	$338,376	13.4%	$36,783	10.9%
General and administrative	362,484	14.1%	292,230	11.5%	70,254	24.0%
Research and development	310,458	12.1%	233,752	9.2%	76,706	32.8%
Depreciation and amortization	44,642	1.7%	40,116	1.6%	4,526	11.3%
Business reorganization	546	—%	(138)	—%	684	(495.7)%
Total operating expenses (1)	$1,093,289	42.5%	$904,336	35.7%	$188,953	20.9%
(1) Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2021	2020
Selling and marketing	$22,356	$13,298
General and administrative	50,341	42,568
Research and development	38,012	22,400
Changes in foreign currency exchange rates increased total operating expenses by $4.3 million for the nine months ended December 31, 2021, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $36.8 million for the nine months ended December 31, 2021, as compared to the prior year period, due primarily to (i) higher overall marketing expenses for Two Dots, Top Eleven, Grand Theft Auto Online, and Grand Theft Auto: The Trilogy - The Definitive Edition, partially offset by lower overall marketing expenses for Borderlands 3, our Mafia franchise, Red Dead Online, and our NBA 2K franchise and (ii) higher personnel expenses for additional headcount. These increases were partially offset by a decrease in customer service expenses.
General and administrative
General and administrative expenses increased by $70.3 million for the nine months ended December 31, 2021, as compared to the prior year period, due to increases in (i) personnel expenses for additional headcount, (ii) the fair value of the contingent earn-out liability related to our acquisition of Nordeus (refer to Note 15 - Acquisitions), (iii) IT expenses for cloud-based services, (iv) transfer tax expense related to our acquisition of Nordeus, and (iv) professional fees related to acquisitions. These increases were partially offset by a decrease in charitable contributions in the prior year period related to our COVID-19 response and relief efforts.
General and administrative expenses for the nine months ended December 31, 2021 and 2020 included occupancy expense (primarily rent, utilities and office expenses) of $25.6 million and $20.5 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $76.7 million for the nine months ended December 31, 2021, as compared to the prior year period, due primarily to increases in (i) personnel expenses for higher headcount, including related to our recent acquisitions, (ii) IT expenses for cloud-based services, and (iii) production and development expenses for titles that have not yet established technological feasibility.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2021 increased by $4.5 million, as compared to the prior year period, due primarily to IT infrastructure.

Business reorganization
During the nine months ended December 31, 2021, as compared to the prior year period, business reorganization expense increased $0.7 million and was not material.
Interest and other, net
Interest and other, net was expense of $7.2 million for the nine months ended December 31, 2021, as compared to income of $12.0 million for the prior year period. The change was due primarily to (i) foreign currency losses in the current year period as compared to gains in the prior year period and (ii) lower interest income on our investments due to lower rates.

Gain on long-term investments, net
Gain on long-term investments, net decreased by $32.6 million for the nine months ended December 31, 2021 as compared to the prior year period, the decrease was due primarily to the sale of a portion of one of our investments and the resulting change in value based on the observable price in the prior year period, partially offset by changes in value based on the observable price changes of our long-term investments in the current year period.
Provision for Income Taxes
The provision for income taxes for the nine months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $36.5 million for the nine months ended December 31, 2021 as compared to a provision for income taxes of $54.2 million for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 10.6% for the nine months ended December 31, 2021 was due primarily to a tax benefit of $21.1 million due to tax credits and excess tax benefits of $13.9 million from employee stock-based compensation, offset by tax expense of $5.0 million related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.

In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 12.8% for the nine months ended December 31, 2020 was due primarily to a benefit of $17.8 million as a result of tax credits anticipated to be utilized and excess tax benefits of $13.6 million from employee stock-based compensation.

The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax benefits from tax credits in the current period and by the geographic mix of earnings.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the nine months ended December 31, 2021. The Company continues to evaluate the potential impact the ARPA may have on its operations and consolidated financial statements in future periods.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Condensed Consolidated Financial Statements.

Net income and earnings per share
For the nine months ended December 31, 2021, net income was $307.1 million, as compared to $370.1 million in the prior year period. For the nine months ended December 31, 2021, diluted earnings per share was $2.63 as compared to diluted earnings per share of $3.20 in the prior year period. Diluted weighted average shares of 116.8 million were 1.2 million shares higher as compared to the prior year period, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year period, partially offset by shares repurchased. See Note 11 - Earnings Per Share to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2021, we had $1,479.0 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of December 31, 2021, based on the composition of our investment portfolio and relatively lower interest rates as a result of the actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
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
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2021) or (b) 1.125% to 1.750% above LIBOR (approximately 0.10% at December 31, 2021), which rates are determined by reference to our consolidated total net leverage ratio. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
As of December 31, 2021, there was $247.7 million available to borrow under the Credit Agreement, and we had $2.3 million of letters of credit outstanding. At December 31, 2021, and March 31, 2021, we had no outstanding borrowings under the Credit Agreement.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.2% and 77.4% of net revenue during the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, five customers accounted for 74.7% and 77.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 59.1% and 69.2% of such balances at December 31, 2021 and March 31, 2021, respectively. We had two customers who accounted for 41.9% and 17.2% of our gross accounts receivable as of December 31, 2021, respectively, and two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
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
As of December 31, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $306.9 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga, a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio (ranging from 0.0350 to 0.0406, as further described below) for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if our 20-day volume weighted average price (“VWAP”) ending on the third trading day prior to closing is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP exceeds the higher end of that range the exchange ratio would be 0.0350 per share and if the VWAP falls below the lower end of that range, the exchange ratio would be 0.0406 per share.

As part of the transaction, we have received aggregate committed financing of $2.7 billion from J.P. Morgan and certain other lenders, and we intend to fund the cash component of the transaction through a combination of cash from our balance sheet as well as proceeds of new debt issuance.

The transaction, which is expected to close during our first quarter of fiscal year 2023 ending June 30, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.
Our Board of Directors has authorized the repurchase of up to 21.7 million shares of our common stock, including an increase of 7.4 million shares in November 2021. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the three months ended December 31, 2021, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 million shares of our common stock under the program, and as of December 31, 2021, 10.0 million shares of our common stock remained available for repurchase under the share repurchase program.

Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2021	2020
Net cash provided by operating activities	$19,161	$787,661
Net cash used in investing activities	(479,765)	(240,899)
Net cash used in financing activities	(239,720)	(46,371)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(2,727)	19,006
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(703,051)	$519,397
At December 31, 2021, we had $1,357.2 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,060.2 million at March 31, 2021. The decrease was due to (1) Net cash used in investing activities primarily related to (i) net purchases of available for sale securities, (ii) our acquisition of Nordeus (refer to Note 15 - Acquisitions), and (iii) purchases of fixed assets, including our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions) and (2) Net cash used in financing activities, which was primarily for (i) repurchase of our common stock and (ii) tax payments related to net share settlements of our restricted stock awards. This net decrease was partially offset by Net cash provided by operating activities from sales of our products, partially offset by the timing of payments.
Contractual Obligations and Commitments
Refer to Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2022, we anticipate capital expenditures to be $170 million. During the nine months ended December 31, 2021, capital expenditures were $133.4 million, which includes our acquisition of two office buildings in the UK (refer to Note 15 - Acquisitions).
Off-Balance Sheet Arrangements
As of December 31, 2021 and March 31, 2021, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended December 31, 2021 and 2020, 40.8% and 38.6%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2021, we had $1,479.0 million of short-term investments, which included $856.3 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $986.7 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2021.
Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.25% at December 31, 2021), or (b) 1.125% to 1.750% above the LIBOR rate (approximately 0.10% at December 31, 2021), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At December 31, 2021, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended December 31, 2021 and 2020, our foreign currency translation adjustment was a loss of $13.5 million and a gain of $30.1 million, respectively. For the three months ended December 31, 2021 and 2020, we recognized a foreign currency exchange transaction loss of $3.7 million and a gain of $0.4 million, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2021 and 2020, our foreign currency translation adjustment was a loss of $24.1 million and a gain of $53.7 million, respectively. For the nine months ended December 31, 2021 and 2020, we recognized a foreign currency exchange transaction loss of $5.7 million and a gain of $5.4 million, respectively, included in Interest and other, net in our Condensed Consolidated Statement of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2021, we had $173.1 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $97.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2021, we had $140.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $92.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2021 and 2020, we recorded a gain of $4.1 million and a loss of $5.8 million, respectively. For the nine months ended December 31, 2021 and 2020, we recorded a gain of $2.9 million and a loss of $9.5 million, respectively. As of December 31, 2021, the fair value of these outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities, and, as of March 31, 2021, the fair value of outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended December 31, 2021, 40.8% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.1%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.1%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, except for the two additional listed below that relate to our pending acquisition of Zynga.
The Zynga acquisition may not be completed and the merger agreement may be terminated in accordance with its terms.

The Zynga acquisition is subject to a number of conditions that must be satisfied, including the receipt of certain regulatory approvals and the approval by Take-Two stockholders of the Take-Two share issuance proposal, the Take-Two charter amendment proposal, and approval by Zynga stockholders of the Zynga merger proposal, or waived (to the extent permitted), in each case prior to the completion of the transaction. These conditions to the completion of the transaction, some of which are beyond the control of Take-Two and Zynga, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Zynga acquisition may be delayed or not completed.

Additionally, either Take-Two or Zynga may terminate the merger agreement under certain circumstances, subject to the payment of a “termination fee” in certain cases, including if the merger agreement is terminated by either Take-Two or Zynga as a result of an adverse change in the recommendation of the other party’s board of directors. In such circumstances, Take-Two is required to pay to Zynga (in the case of a termination by Zynga), or Zynga is required to pay to Take-Two (in the case of a termination by Take-Two), a termination fee of $550 million. In addition, Zynga is required to pay to Take-Two a termination fee of $550 million if Zynga terminates the merger agreement to enter into a definitive agreement for an alternative business combination transaction that constitutes a “superior proposal,” unless Zynga so terminates the merger agreement during the “go-shop period’, in which case Zynga would be required to pay to Take-Two a lower termination fee of $400 million.

The Zynga acquisition may present certain risks to our business and operations prior to the closing and, if consummated, after the closing.

Our business and operations are subject to various risks related to the Zynga acquisition prior to closing, including:
a.our operations will be restricted by the terms of the merger agreement, which may cause us to forgo otherwise beneficial business opportunities;
b.the proposed transaction may disrupt our current business plans and operations;
c.our management’s attention may be directed toward the completion of the Zynga acquisition and diverted away from our day-to-day business operations;
d.legal proceedings may be instituted against Take-Two, Zynga or others following announcement of the proposed transaction;
e.we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Zynga acquisition, whether or not the transaction is completed; and
f.the Zynga acquisition may not be completed, which may have an adverse effect on our stock price and future business and financial results.

In addition, in the event the Zynga acquisition is consummated, certain risks may continue to exist after the closing of the Zynga acquisition, including, among other things, risks that:
a.the future results of the combined company will suffer if the combined company does not effectively manage its operations following the closing of the transaction;
b.the parties may fail to successfully combine the businesses in a manner that permits the combined company to realize the benefits of the proposed transaction, including net bookings opportunities and cost synergies;
c.Take-Two, Zynga, or the combined company may be unable to retain key personnel; and
d.the parties may not be able to successfully integrate Zynga’s business with Take-Two’s business or to integrate the businesses within the anticipated timeframe.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 21,660 shares of our common stock, including an increase of 7,442 shares in November 2021. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
During the three months ended December 31, 2021, we did not repurchase any shares of our common stock in the open market, as part of the program. As of December 31, 2021, we had repurchased a total of 11,660 shares of our common stock under this program and 10,000 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2021:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2021	—	$—	—	2,558
November 1-30, 2021	—	$—	—	10,000
December 1-31, 2021	—	$—	—	10,000

Item 6.    Exhibits

Exhibits:
2.1
Agreement and Plan of Merger, dated as of January 9, 2022 by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc., and Zynga Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)*

3.1
Take-Two Interactive Software, Inc.’s Third Amended and Restated By-Laws, as adopted and effective on January 9, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)

10.1	Form of Zynga Inc. Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)
10.2	Form of Zynga Inc. Support Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)
10.3
Form of Take-Two Interactive Software, Inc. Support Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)

10.4
Commitment Letter, dated as of January 9, 2022, between JPMorgan Chase Bank, N.A. and Take-Two Interactive Software, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022)

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
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020, (v) Condensed Consolidated Statements of Equity for the three and nine months ended December 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 7, 2022	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2022	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)