Form 10-K
period 2022-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2022-05-17
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $17,527,063,287.
As of May 5, 2022, there were 115,808,814 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
    The statements contained herein, which are not historical facts, including statements relating to our proposed acquisition of Zynga Inc. ("Zynga"), are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers as the situation with the pandemic continues to evolve; the impact of reductions in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of potential inflation; volatility in foreign currency exchange rates; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Zynga acquisition; the inability to obtain our or Zynga's respective stockholder approval or the failure to satisfy other conditions to completion of the proposed acquisition, on a timely basis or at all; risks that the proposed acquisition disrupts each company’s current plans and operations; the diversion of the attention of the respective management teams of Take-Two and Zynga from their respective ongoing business operations; the ability of either Take-Two, Zynga or the combined company to retain key personnel; the ability to realize the benefits of the proposed acquisition, including Net Bookings opportunities and cost synergies; the ability to successfully integrate Zynga’s business with Take-Two’s business or to integrate the businesses within the anticipated timeframe; the outcome of any legal proceedings that may be instituted against Take-Two, Zynga or others related to the proposed acquisition; the amount of the costs, fees, expenses and charges related to the proposed acquisition; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business
Recent Developments
Pending Acquisition.    On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga Inc. ("Zynga"), a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if the volume weighted average price ("VWAP") of Take-Two common stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the transaction and concluding at 4:00 p.m. New York time on the third trading day preceding such closing date is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP of our common stock for the period noted in the prior sentence exceeds the higher end of that range the exchange ratio would be 0.0350 per share, and, if the VWAP is below the lower end of that range, the exchange ratio would be 0.0406 per share.
The transaction, which is currently anticipated to close on Monday, May 23, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of the other customary closing conditions.
In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2.7 billion aggregate principal amount of our senior notes, consisting of $1.0 billion principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600 million principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600 million principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”) and $500 million principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Notes”).The Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).

The Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025

Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022.

General
    We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and T2 Mobile Games. Our products are currently designed for console gaming systems, including, but not limited to, the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation5 ("PS5"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox Series X|S ("Xbox Series X|S"), and Nintendo's SwitchTM ("Switch"), as well as personal computers ("PC"), and mobile, including, smartphones and tablets ("Mobile"). We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
    Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Financial Information—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov.
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
    Support World-Class Creative Teams.    Creativity and innovation remain two of the core tenets of our organization and are the lifeblood of our ongoing success. We have 6,042 employees working in game development in studios around the world, including some of the most well-known names in the business. The creative teams at Rockstar Games and 2K are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, Private Division is dedicated to bringing titles from top independent developers to market, and T2 Mobile Games further enhances our development capabilities with a track record of producing multiple hits in the free-to-play mobile sector. Whether expanding our portfolio of franchises, launching new intellectual property, or providing innovative ways for audiences to remain captivated and engaged, we prioritize producing the highest quality entertainment experiences. We support our teams by focusing on talent acquisition and retention, and our label structure enables us to target distinct market segments and opportunities.
    Focus on Core Strength of Producing High Quality Titles.    We focus on publishing a number of high-quality titles based on internally owned and developed intellectual properties. We and our subsidiaries currently own the intellectual property rights to 30 proprietary brands. In addition, we selectively develop titles based on licensed properties, including sports leagues, and also publish externally developed titles.
    We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to assess titles after release by measuring their performance in the market and the return on our investment. We apply this process to all of our products, whether internally or externally developed. Our product investment review process includes reviews of each project at various stages of development by our executive management team and the senior management of our publishing labels and also includes coordination between our sales and marketing personnel before the launch of titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.
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
    Leverage Emerging Technologies, Platforms, and Distribution Channels, Including Digitally-Delivered Content.    Interactive entertainment played online and on Mobile, presents opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download. We provide a variety of digitally-delivered products and offerings, which typically have a higher gross margin than physically-delivered products. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own or third-party websites). We also publish an expanding variety of titles for Mobile, which are delivered to consumers through digital download. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience. We aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases.
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
Our Businesses
    Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Hungary, India, Serbia, South Korea, Spain, the United Kingdom (U.K.), and the United States (U.S.). As of March 31, 2022, we had a research and development staff of 6,042 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.
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
    Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 375 million units worldwide. The latest installment, Grand Theft Auto V, has sold-in over 160 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 40 million units worldwide to date. Rockstar Games confirmed that active development for the next entry in the Grand Theft Auto franchise is well underway with more details to be shared over time. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully, and Manhunt games. Rockstar Games continues to expand on our established series by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including Mobile.
    2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes externally developed franchises such as Borderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. 2K has announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences. 2K also publishes mobile titles, such as WWE SuperCard.
    Private Division.    Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 is planned for release in fiscal year 2023. Private Division also released The Outer Worlds and Ancestors: The Humankind Odyssey.
    T2 Mobile Games   T2 Mobile Games includes Socialpoint, Playdots, and Nordeus, which publish popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. T2 Mobile Games' titles include Dragon City, Monster Legends, Two Dots, and Top Eleven.
On June 1, 2021, we acquired Nordeus Limited ("Nordeus"), for consideration having an acquisition date fair value of $289.8 million, consisting of $132.9 million in cash and the issuance of 0.5 million shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153.0 million in cash if Nordeus achieves certain performance measures over the 12- and 24- month periods following the closing (see Note 22 - Acquisitions of our Consolidated Financial Statements). Founded in 2010, Nordeus is a mobile games company based in Belgrade, Serbia, best known for Top Eleven, which has over 240 million registered users.
We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, South Korea and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 56 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features.
    We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up. The NBA 2K League is currently in its fifth season.
Intellectual Property
    Our business is highly dependent on the creation, acquisition, licensing, and protection of intellectual property. The intellectual property rights we have created or acquired for our internally-owned portfolio of brands include BioShock, Bully, Carnival Games, Dragon City, Grand Theft Auto, Kerbal Space Program, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Monster Legends, OlliOlli World, Red Dead, Sid Meier's Civilization, Top Eleven, Two Dots, and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark, and trade secret laws as well as through contractual restrictions on disclosure, copying, and distribution.
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
    The term of the agreement, as amended, expires on March 31, 2023, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and together with Xbox 360 Agreement, the “Xbox Agreements”). The term of Xbox 360 Agreement expires on March 31, 2023, and the term of the Xbox Next Gen Agreement expires on March 31, 2023, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
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
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2022, accounted for 79.0% of our net revenue, with Sony and Microsoft each accounting for more than 10.0% of our net revenue during the fiscal year ended March 31, 2022.
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

    We market titles by:
•Implementing public relations campaigns, using social, digital, online, television, outdoor, and print marketing, including certain performance marketing programs. We believe that we label and market our products in accordance with the applicable principles and guidelines of the Entertainment Software Rating Board, ("ESRB"), an independent self-regulatory body that assigns ratings and enforces advertising guidelines for the interactive software industry.
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
    As of March 31, 2022, we had a sales and marketing staff of 811 people.
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
Competition
    In our business, we compete with:
•Other interactive entertainment companies, including those offering mobile games, that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Activision Blizzard, Inc., Electronic Arts Inc., Ubisoft Entertainment S.A., and Embracer Group AB.
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
International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2022, 2021 and 2020, we earned 40.1%, 40.2% and 42.5%, respectively, of our net revenue outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory, and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 2 to our Consolidated Financial Statements.
Segment and Geographic Information
    We have one operating and reportable segment. See Notes 1, 2, and 9 to our Consolidated Financial Statements.

Human Capital
    Human Capital Management. One of Take-Two’s most important assets is our people. With 7,799 full-time employees as of March 31, 2022, of which 3,812 were employed outside of the United States, we are constantly focused on our teams – their success, their structure and how best to support them given their particular needs and projects. 47% of our employees are located in North America, 37% in Europe, and 16% in the Asia-Pacific region; 77% of our employees are focused on product development.
Due to COVID-19's continued impact, this past year was a challenging one for our employees, and, given the largely remote working environment, we continued programs to make sure our people felt supported in their roles, including enhanced manager training to help strengthen teams despite the physical distance, broadening our wellness and mental health offerings, encouraging people to step away from their screens when they could and spending a lot of time listening to employee feedback.

Despite the challenges of the ongoing pandemic, creativity and innovation remained two of the core tenets of our organization and the lifeblood of our ongoing success. The creative teams at our labels are renowned for their consistent ability to deliver games that set new benchmarks for excellence. We support our creative and corporate teams by focusing on talent acquisition and retention, including through offering job development and skills training initiatives, extensive employee benefits and numerous well-being programs, and partnering with the leadership at our labels to foster the types of cultures our leaders believe best support and grow the creative processes for their particular teams.

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

Beyond formal performance management, we check in with our teams throughout the year with global town hall meetings, "pulse" surveys, culture assessments and team qualities and values workshops. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of The Wall Street Journal’s Best Managed US Companies and included in Forbes' Best Mid-Size Employers list four years in a row, beginning in 2018. In addition, we were included on Fortune’s Great Places to Work list for the past three years and were recently honored by Gay Gaming Professionals in 2021 as a DEI&B leader in the interactive entertainment industry.

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

We also provide a comprehensive benefits package that includes traditional offerings, such as medical, dental vision, retirement, disability, accident and life insurance, prescription drugs, and leaves, and also includes programs such as well-being, fitness reimbursement, mental health benefits, mental health awareness training for Human Resources personnel and managers throughout the Company, and charitable giving with a company match. We have hosted more than 150 company-wide bootcamps to promote physical fitness and employee comradery.

Item 1A.    Risk Factors
    Our business is subject to many risks and uncertainties, which may affect our future financial performance. Because of the risks and uncertainties described below, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance and our business and financial performance could be harmed and the market value of our securities could decline. These risks are not presented in order of importance of probability of occurrence.
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to:
Risks relating to our business and industry
•Results of operations may be impacted by COVID-19
•Our industry is highly competitive
•Uncertainty of achieving market acceptance, delays or disruptions for our products may have an adverse effect
•We face development risks and must adapt to changes in software technologies
•Increased competition for retailer support could increase expenses
•Increasing importance of digital sales exposes us to risks of that business model
•Our ability to develop successful products for current video game platforms
•We require approval of hardware licensors to publish titles
•Potential adverse impact of inadequate consumer data protection
•Potential adverse impact of security breaches
•Dependence on key management and product development personnel
•Offensive consumer-created content can harm our results of operations or reputation
•We rely on software development arrangements with third parties
•Reliance on channel partners to distribute our games on their platforms
•Increasing importance of free-to-play games exposes us to the risks of that business model
•Our acquisitions and investments may not have the anticipated results
•International operations risks
•Connectivity issues could affect our profitability and online services
•Reliance on complex information technology systems and networks
•The loss of server capacity or lack of sufficient bandwidth could cause our business to suffer
•Use of open-source software exposes us to risks
•Our software is susceptible to errors
•The continued ability to acquire and maintain license to intellectual property is key
•We may experience fluctuations in the recurring portion of our business
•Uncertainty of expansion into new products and services
•We are dependent on the timing of our product releases
•We are dependent on the future success of our Grand Theft Auto products and other “hit” titles
•Adverse effects of price protection, returns, and used game sales
•A limited number of customers account for a significant portion of our sales

•Content policies could negatively affect sales
•Entertainment Software Rating Board ratings for our products could negatively affect our ability to distribute and sell
•The competitive position and value of our products could be adversely affected by unprotected intellectual property
•Contractual covenants can place certain limitations on our business

Risks related to legal or regulatory compliance
•Government regulation of the internet can affect our business
•Legislation could limit the retail market of our products
•Failure to comply with laws and regulations, including data privacy, could harm our business
•Adverse effect of alleged or actual infringement on the intellectual property rights of third parties

Risks related to financial and economic condition
•Provisions in our charter documents and debt agreements may impede or discourage a takeover
•Adverse effects of changes in tax rates and additional tax liabilities
•We are subject to risks and uncertainties of international trade, including foreign currency fluctuations
•Potential adverse effects of existing or future accounting standards
•Adverse effects of declines in consumer spending and changes in the economy

General Risk Factors
•Additional issuances of equity securities would cause dilution and could affect the market price of our common stock
•We are subject to risks related to corporate and social responsibility and reputation
•Climate change may have a long-term impact on our business
•We may be adversely affected by the effects of inflation

Risks Related to our Pending Acquisition of Zynga
•The Zynga acquisition may not be completed
•The Zynga acquisition presents risks before and after closing

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
The global work-from-home operating environment caused some strain and fatigue within parts of our global workforce. In addition, certain of our development teams currently work in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. These factors have affected, and may continue to affect, the way our teams conduct business and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality during the work-from-home period. While we are reintroducing teams of employees to the workplace, this process could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. In addition, the long-term effects of the COVID-19 pandemic on the nature of the office environment and remote working are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described elsewhere herein and could materially adversely affect our business, financial condition, results of operations or stock price. Additionally, while we have seen increased demand for our products due to stay-at-home orders, the curtailment of certain other forms of entertainment, and other pandemic-related factors that make consumers more inclined to spend time at home, benefiting our financial results and operating metrics, the trends in fiscal year 2021 with respect to our revenues, net income, and other financial results and operating metrics may not be indicative of results for future periods, particularly if these pandemic-related factors become less significant. As expected, during fiscal year 2022, we experienced a moderation in engagement from the all-time highs experienced in fiscal year 2021, but overall engagement continued to be notably higher than it was pre-pandemic
The interactive entertainment software industry is highly competitive.
    We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc., Electronic Arts Inc., Ubisoft Entertainment S.A., and Embracer Group AB. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities, as evidenced, for example, by Microsoft's pending acquisition of Activision Blizzard. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
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
    New products may not achieve significant market acceptance, generate sufficient sales, or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because sales associated with an initial product launch generally constitute a high percentage of the total sales associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our business, financial condition, and operating results and therefore cause our operating results to be materially different from our expectations.
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
    Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming, and evolving business models, such as free-to-play and subscription-based access to a portfolio of interactive content, to stay competitive. Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.

Our reputation and brand could also be adversely affected. We also may miss opportunities or fail to respond quickly enough to adopt technology or distribution methods or develop products, services, or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to consumers, or both.
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
    The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, may continue to increase. The increased importance of digital content delivery in our industry, including through subscription-based access to a portfolio of interactive content, increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is delivered through retail distribution. This shift also requires us to dedicate capital to developing and implementing alternative marketing strategies, which may not be successful. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition, and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers. Also, while digitally‑distributed products generally have higher profit margins than retail sales, as business shifts to digital distribution, the volume of orders from retailers for physical discs has been, and is expected to be, reduced.
Our business is subject to our ability to develop commercially successful products for the current video game platforms.
    We derive most of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PS4 and PS5 and Microsoft's Xbox One and Xbox Series X|S, which comprised 72.2% of our net revenue by product platform for the fiscal year ended March 31, 2022. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

In addition, platform providers, such as Sony and Microsoft, control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that these platform providers have over consumer access to our games, the fee structures and/or retail pricing for products and services for their platforms and online networks and the terms and conditions under which we do business with them could impact the availability of our products or the volume of purchases of our products made over their networks and our profitability. The networks provided by these platform providers are the exclusive means of selling and distributing our content on these platforms. If the platform provider establishes terms that restrict our offerings on its platform, significantly alters the financial terms on which these products or services are offered, or does not approve the inclusion of content on its platform, our business could be negatively impacted. We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors and in some cases the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service, or other policies (including fees), our business could be negatively impacted. These platform providers or their services may be unavailable or may not function as intended or may experience issues with their in‑app purchasing functionality.
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
    In addition, certain of our products are online enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' information or our data—including our intellectual property and other confidential business information—or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, the risk of such a breach may be heightened by world events, such as the current conflict between Russia and Ukraine. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.
Security breaches involving the source code for our products or other sensitive and proprietary information could adversely affect our business.
    We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. Further, the risk of such a breach may be heightened by world events, such as the current conflict between Russia and Ukraine. If we or these third parties are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.
We depend on our key management and product development personnel.
    Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman/Chief Executive Officer and President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of our key creative personnel responsible for content creation and development of our Grand Theft Auto and other hit titles and titles based on other brands. We may not be able to continue to retain these personnel at current compensation levels, or at all. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills.
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
    We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comments, in real time, that are visible to other consumers. From time to time, objectionable and offensive consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter. If we fail to appropriately respond to the dissemination of such content, we may be subject to lawsuits and governmental regulation, our players may not engage with our products and services and/or may lose confidence in our brands and our financial results may be adversely affected.
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
In addition, disputes occasionally arise with external developers, including with respect to game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns, contractual terms, and interpretation. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.
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
The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.
We are increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (1) we are unable to encourage new and existing consumers to purchase our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) our platform providers make it more difficult or expensive for players to purchase our virtual items; (4) we cannot encourage significant additional consumers to purchase virtual items in our game and/or (5) our free-to-play releases reduce sales of our other games.
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
•the potential for the acquired business to underperform relative to our expectations and the acquisition price;

•unexpected tax consequences from the acquisition, or the tax treatment of the acquired business's operations going forward, giving rise to incremental tax liabilities that are difficult to predict;
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
•the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, particularly, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations protecting the rights of players and customers, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations.

Further, any such transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.
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
    We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America, and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. In either the U.S. or other countries, trade legislation, such as a change in the current tariff structures, import/export compliance laws, a change in the relationship between either us or the U.S. and any country in which we have significant operations or sales, or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. Additionally, cultural differences may affect consumer preferences and as a result, some of our "hit" products may not sell as well as they do in the U.S. Cultural differences may also require us to modify the content of our products or the method by which we charge our customers. If we do not correctly assess consumer preferences in the countries in which we sell our products, or respond to other risks related to our international operations, it could negatively affect our business.
    Our business may also be affected directly or indirectly by major world events, such as the conflict between Russia and Ukraine. Such events could decrease the demand for our products and services, make it difficult or impossible for us to deliver products and services to certain of our customers, or result in restrictions in trade, all of which could negatively affect our business.
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
    We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. We incur legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include.
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
    We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system disruptions, network failures, or security breaches could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats may be heightened as a result of international conflicts such as the one between Russia and Ukraine or as a result of an extended period of remote work arrangements due to COVID-19. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Any failure to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services, and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
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
    The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in new products increases. We may need to produce and distribute patches in order to repair such errors, which could be costly and may distract our developers from working on new products. If, despite testing, errors are found in new products or releases after shipments have been made, we may have to consider suspending distribution of defective products or offering refunds, and we could experience a loss of or delay in timely market acceptance, product returns, loss of revenue, increases in costs relating to the repair of such errors and damage to our reputation. In such an event, the technological reliability and stability of our products and services could be below our standards and the standards of our players and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error each of which could significantly harm our business and operating results.
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
    In recent years, we have continued to invest in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grand Theft Auto and NBA 2K, as well as through our mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. While we anticipate growth in this area of our business, consumer demand is difficult to predict as a result of a number of factors, including satisfaction with our products and services, our ability to provide engaging products and services, third parties offering their products and services within our subscription, partners that provide, or don’t provide, access to our subscription, products and services offered by our competitors, reliability of our infrastructure and the infrastructure of our partners, pricing, the actual or perceived security of our and our partners information technology systems and reductions in consumer spending levels. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisitions of Social Point and Playdots or our pending acquisition of Zynga, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.
Our quarterly and annual operating results are dependent on the release of "hit" titles and therefore dependent on the timing of our product releases, which may cause our quarterly operating results to fluctuate significantly.
    We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or interrupted, as has happened as a result of COVID-19, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. We also expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.
We are dependent on the future success of our Grand Theft Auto products, and we must continue to publish "hit" titles or sequels to such "hit" titles in order to compete successfully in our industry.
    Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 30.9% of our net revenue for the fiscal year ended March 31, 2022, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 83.2% of our net revenue for the fiscal year ended March 31, 2022. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.
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
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2022 accounted for 79.0% of our net revenue, with Sony and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (“IARC”) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product or may prevent its sale altogether in certain territories. Further, if one of our games is “re‑rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

Additionally, retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material, or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles with that retailer.
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
    Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the U.S., and adversely affect our business, financial condition and operating results. Other countries have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S. laws. In the U.S., proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to audiences under the ages of 17 or 18, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.
Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. In addition, certain foreign countries allow government censorship of interactive entertainment software products or require pre-approval processes of uncertain length before our games and services can be offered. Adoption of ratings systems, censorship, restrictions on distribution and changes to approval processes or the status of any approvals could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.
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
In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing products and services such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery may be precluded by existing patents that we are unable to acquire or license on reasonable terms.
Risks related to financial and economic condition
Delaware law, our charter documents, and provisions of our debt agreements may impede or discourage a takeover, which could cause the market price of our shares to decline.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them pursuant to IRC Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement was effective for the Company for fiscal year 2023, beginning April 1, 2022. It is possible that this change could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
    In addition, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which provided numerous tax and other stimulus measures. One such measure will expand limitation of compensation deductions for certain covered employees of publicly held corporations, beginning in 2027, to also include our next five highly compensated employees. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us, including an increasing number that have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2022, 40.1% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, such as those relating to the conflict between Russia and Ukraine, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
General Risk Factors
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
We may be adversely affected by the effects of inflation
Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, world events such as the conflict between Russia and Ukraine could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Risks Related to our Pending Acquisition of Zynga
The Zynga acquisition may not be completed and the merger agreement may be terminated in accordance with its terms.
The Zynga acquisition remains subject to the approval by Take-Two stockholders of the Take-Two share issuance proposal, the Take-Two charter amendment proposal, and approval by Zynga stockholders of the Zynga merger proposal, and other customary closing conditions that must be satisfied or waived (to the extent permitted), in each case prior to the completion of the transaction. These conditions to the completion of the transaction, some of which are beyond the control of Take-Two and Zynga, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Zynga acquisition may be delayed or not completed.

Additionally, either Take-Two or Zynga may terminate the merger agreement under certain circumstances, subject to the payment of a “termination fee” in certain cases, including if the merger agreement is terminated by either Take-Two or Zynga as a result of an adverse change in the recommendation of the other party’s board of directors. In such circumstances, Take-Two is required to pay to Zynga (in the case of a termination by Zynga), or Zynga is required to pay to Take-Two (in the case of a termination by Take-Two), a termination fee of $550 million. In addition, Zynga is required to pay to Take-Two a termination fee of $550 million if Zynga terminates the merger agreement to enter into a definitive agreement for an alternative business combination transaction that constitutes a “superior proposal.”

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

Should the Zynga acquisition be consummated, following which Zynga’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the joint proxy statement/prospectus previously filed on April 7, 2022, and incorporated by reference herein (File No. 333-263511), including the risks relating to Zynga’s business as detailed in Exhibit 99.2 of the Form 8-K previously filed on April 6, 2022, and incorporated by reference herein.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
    Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 117,100 square feet of space under a lease expiring in December 2037.
    We also lease approximately 64,000 square feet of space under a lease expiring in March 2023 at 622 Broadway, New York, New York.
    Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases approximately 39,500 square feet of office space in London, United Kingdom, which expires in December 2034 and owns two office buildings in Edinburgh, United Kingdom.
    2K corporate offices and two development studios occupy approximately 123,000 square feet of leased office space in Novato, California. The lease expires in June 2023 with respect to approximately 59,000 square feet and July 2025 with respect to approximately 64,000 square feet.
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Oakville, Montreal, Parksville, and Vancouver, Canada; Chengdu, Hong Kong, and Shanghai, China; Brno and Prague, Czech Republic; Cesson-Sévigné and Paris, France; Munich, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Breda, Netherlands; Auckland, New Zealand; Belgrade, Serbia; Singapore; Seoul, South Korea; Barcelona, Madrid, and Valencia, Spain; Luzerne, Switzerland; Taipei, Taiwan; Brighton, Dundee, London, Lincoln, Leeds, and Oxford, United Kingdom; and, in the United States: Agoura Hills, Carlsbad, Foothill Ranch, Petaluma, Moorpark, San Jose, and San Mateo, California; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Austin, Texas; and Kirkland and Seattle, Washington.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 54 as of May 5, 2022.
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
    The following line graph compares, from March 31, 2017 through March 31, 2022, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc. and Electronic Arts Inc. The comparison assumes $100 was invested on March 31, 2017 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index and a Peer Group
March 2022
* The graph and chart assume that $100 was invested on March 31, 2017 in the applicable stock or index and that all dividends were reinvested.

	March 31,
	2017	2018	2019	2020	2021	2022
Take-Two Interactive Software, Inc.	$100.00	$164.97	$159.22	$200.12	$298.13	$259.39
NASDAQ Composite Index	100.00	120.76	133.60	134.52	233.26	252.05
Peer Group	100.00	135.75	101.36	117.31	174.69	155.70
Issuer Purchases of Equity Securities
    Share Repurchase Program—Our Board of Directors has authorized the repurchase of up to 21,659,976 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
    During the fiscal years ended March 31, 2022, 2021, and 2020, we repurchased 1,260,447, 0, and 0 shares of our common stock in the open market, respectively, for $200.0 million, $0.0 million, and $0.0 million, respectively, including commissions, as part of the program. As of March 31, 2022, we had repurchased a total of 11,659,976 shares of our common stock under the program, and 10,000,000 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2022:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2022	—	—	—	10,000
February 1 - 28, 2022	—	—	—	10,000
March 1 - 31, 2022	—	—	—	10,000

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
Recent Developments
Pending Acquisition.    On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga Inc. ("Zynga"), a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if the volume weighted average price ("VWAP") of Take-Two common stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the transaction and concluding at 4:00 p.m. New York time on the third trading day preceding such closing date is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP of our common stock for the period noted in the prior sentence exceeds the higher end of that range the exchange ratio would be 0.0350 per share, and, if the VWAP is below the lower end of that range, the exchange ratio would be 0.0406 per share.
The transaction, which is currently anticipated to close on Monday May 23, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of the other customary closing conditions.
In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2.7 billion aggregate principal amount of our senior notes, consisting of $1.0 billion principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600 million principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600 million principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”) and $500 million principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Notes”).The Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).

The Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022.

Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 30.9% of our net revenue for the fiscal year ended March 31, 2022. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
    Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic, that may affect our businesses, such as consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. As expected, during fiscal year 2022, we experienced a moderation in engagement from the all-time highs experienced in fiscal year 2021, but overall engagement continued to be notably higher than it was pre-pandemic.

Based on our concern for the health and safety of our teams, we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, including transitioning the vast majority of our teams to working from home. The majority of our offices either have reopened or are scheduled to reopen in the coming months. Given the evolving dynamics of the COVID-19 pandemic, we continue to adhere to safety standards in the planning and implementation of our return to office. To date, our plans have resulted in minimal disruption. However, despite largely positive outcomes to date, these efforts may ultimately not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described, above, in Item 1A of this Form 10-K and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of COVID-19 may not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.

Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.0%, 78.4% and 71.5% of net revenue during the fiscal years ended March 31, 2022, 2021 and 2020, respectively. As of March 31, 2022, and 2021, five customers comprised 72.8% and 77.6% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 63.8% and 69.2% of such balance at March 31, 2022, and 2021, respectively. We had two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022, and two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2022, and 2021. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. The COVID-19 pandemic has led, and may continue to lead, to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.
    Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 72.2% of our net revenue by product platform for the fiscal year ended March 31, 2022. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for other platforms such as tablets, smartphones, and online games.
    Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from websites we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. We also publish an expanding variety of titles for Mobile, which are delivered to consumers through digital download. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 89.8% of our net revenue for the fiscal year ended March 31, 2022. We expect online delivery of games and game offerings to continue to grow and to be the primary part of our business over the long term.
Content Release Highlights
    During fiscal year 2022, 2K released NBA 2K22, WWE 2K22, and Tiny Tina's Wonderlands, Private Division released Hades physically on consoles and OlliOlli World, and Rockstar released Grand Theft Auto: The Trilogy - The Definitive Edition and Grand Theft Auto V and a standalone version of Grand Theft Auto Online for the PS5 and Xbox Series X|S.

To date we have announced that, during fiscal year 2023, 2K will release The Quarry, Marvel's Midnight Suns, NBA 2K23, WWE 2K23, and PGA TOUR 2K23, and Private Division will release Kerbal Space Program 2. In addition, throughout the year, we expect our labels to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long-term.
Fiscal 2022 Financial Summary
We acquired Nordeus Limited ("Nordeus") on June 1, 2021, for initial consideration having an acquisition date fair value of $289.8 million, consisting of $132.9 million in cash, the issuance of 0.5 million shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $153.0 million in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing (refer to Note 22 - Acquisitions). Founded in 2010, Nordeus is a free-to-play mobile game company based in Belgrade, Serbia, best known for Top Eleven.
    Our Net revenue for fiscal year ended March 31, 2022 was led by a variety of our top franchises, primarily NBA 2K, Grand Theft Auto, Red Dead Redemption, Borderlands, and WWE 2K. Our Net revenue increased to $3,504.8 million, an increase of $132.0 million or 3.9% compared to the fiscal year ended March 31, 2021.
    For the fiscal year ended March 31, 2022, our Net income was $418.0 million, as compared to $588.9 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2022 was $3.58, as compared to Diluted income per share of $5.09 for the fiscal year ended March 31, 2021. Our operating income for the fiscal year ended March 31, 2022 decreased compared to the operating income for fiscal year ended March 31, 2021, due to (i) higher operating expenses for personnel and marketing and (ii) increases in the fair value of the contingent earn-out liability related to our June 2021 acquisition of Nordeus.
    At March 31, 2022, we had $2,195.3 million of Cash and cash equivalents and Restricted cash and cash equivalents, compared to $2,060.2 million at March 31, 2021. The increase in Cash and cash equivalents and Restricted cash and cash equivalents from March 31, 2021 was due primarily to (i) Net cash provided by operating activities from sales primarily from the previously mentioned titles, partially offset by investments in software development and licenses as well as royalty payments and (ii) Net cash provided by investing activities primarily related to net proceeds from available for sale securities changes in bank time deposits, partially offset primarily by our acquisition of Nordeus, and purchases of fixed assets including our acquisition of two office buildings in the U.K. (refer to Note 22 - Acquisitions). This net increase was partially offset by Net cash used in financing activities, which was primarily related to repurchase of our common stock and tax payments related to net share settlements of our restricted stock.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
    We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2022	2021	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$3,408,184	$3,552,598	$(144,414)	(4.1)%
    For the fiscal year ended March 31, 2022, Net Bookings decreased by $144.4 million as compared to the prior year due primarily to a decrease in Net Bookings from our NBA 2K franchise; our PGA TOUR 2K franchise, which benefited from the release of PGA TOUR 2K21 in the prior year; and our Mafia franchise, which benefited from the releases of Mafia: Definitive Editions and Mafia: Trilogy in the prior year; and The Outer Worlds, which released in October 2020. These decreases were partially offset by an increase in Net Bookings from Top Eleven, which was part of our Nordeus acquisition in June 2021; Tiny Tina’s Wonderlands, which released in March 2022; Two Dots, which was part of our Playdots acquisition in September 2020; and our WWE 2K franchise, including WWE 2K22, which released in March 2022.
Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. For the comparison of fiscal year 2021 to fiscal year 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2021.
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2022		2021		2020
Net revenue	$3,504,800	100.0%	$3,372,772	100.0%	$3,088,970	100.0%
Cost of goods sold	1,535,401	43.8%	1,535,085	45.5%	1,542,450	49.9%
Gross profit	1,969,399	56.2%	1,837,687	54.5%	1,546,520	50.1%
Selling and marketing	516,429	14.7%	444,985	13.2%	458,424	14.8%
General and administrative	510,855	14.6%	390,683	11.6%	318,235	10.3%
Research and development	406,566	11.6%	317,311	9.4%	296,398	9.6%
Depreciation and amortization	61,105	1.7%	55,596	1.6%	48,113	1.6%
Business reorganization	849	—%	(272)	—%	83	—%
Total operating expenses	1,495,804	42.7%	1,208,303	35.8%	1,121,253	36.3%
Income from operations	473,595	13.5%	629,384	18.7%	425,267	13.8%
Interest and other, net	(14,212)	(0.4)%	8,796	0.3%	38,505	1.2%
Gain (loss) on long-term investments, net	6,015	0.2%	39,636	1.2%	(5,333)	(0.2)%
Income before income taxes	465,398	13.3%	677,816	20.1%	458,439	14.8%
Provision for income taxes	47,376	1.4%	88,930	2.6%	53,980	1.7%
Net income	$418,022	11.9%	$588,886	17.5%	$404,459	13.1%

	Fiscal Year Ended March 31,
	2022		2021		2020
Net revenue by geographic region:
United States	$2,100,237	59.9%	$2,015,885	59.8%	$1,775,682	57.5%
International	1,404,563	40.1%	1,356,887	40.2%	1,313,288	42.5%
Net revenue by platform:
Console	$2,528,857	72.2%	$2,516,993	74.6%	$2,308,602	74.7%
PC and other	572,506	16.3%	581,702	17.2%	594,619	19.2%
Mobile	403,437	11.5%	274,077	8.1%	185,749	6.0%
Net revenue by distribution channel:
Digital online	$3,148,957	89.8%	$2,972,403	88.1%	$2,405,097	77.9%
Physical retail and other	355,843	10.2%	400,369	11.9%	683,873	22.1%
Net revenue by content:
Recurrent consumer spending	$2,271,171	64.8%	$2,151,952	63.8%	$1,448,191	46.9%
Full game and other	1,233,629	35.2%	1,220,820	36.2%	1,640,779	53.1%

Fiscal Years ended March 31, 2022 and 2021

(thousands of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Net revenue	$3,504,800	100.0%	$3,372,772	100.0%	$132,028	3.9%
Internal royalties	619,902	17.7%	637,652	18.9%	(17,750)	(2.8)%
Software development costs and royalties(1)	417,431	11.9%	396,797	11.8%	20,634	5.2%
Licenses	254,203	7.3%	260,721	7.7%	(6,518)	(2.5)%
Product costs	243,865	7.0%	239,915	7.1%	3,950	1.6%
Cost of goods sold	1,535,401	43.8%	1,535,085	45.5%	316	—%
Gross profit	$1,969,399	56.2%	$1,837,687	54.5%	$131,712	7.2%
(1) Includes $48,381 and $8,707 of stock-based compensation expense in fiscal year 2022 and 2021, respectively.
    For the fiscal year ended March 31, 2022, net revenue increased by $132.0 million, as compared to the prior year. The increase was due primarily to an increase in net revenue of (i) $96.3 million from our Grand Theft Auto franchise, (ii) $83.9 million from Tiny Tina's Wonderlands, which released in March 2022, (iii) $75.0 million from Two Dots, which was part of our Playdots acquisition completed in September 2020, (iv) $51.3 million from Top Eleven, which was part of our Nordeus acquisition completed in June 2021, and (v) $36.6 million from our WWE 2K franchise, including WWE 2K22, which released in March 2022. These increases were offset by a decrease in net revenue of (i) $46.7 million from our Mafia franchise, (ii) 41.4 million from our Borderlands franchise, (iii) $39.3 million from our PGA TOUR 2K franchise, (iv) $29.0 million from our Civilization franchise, and (v) $25.2 million from our Red Dead Redemption franchise.

    Net revenue from console games increased by $11.9 million and accounted for 72.2% of our total net revenue in the fiscal year ended March 31, 2022, as compared to 74.6% in the prior year. The increase was due to an increase in net revenue from our Grand Theft Auto franchise, Tiny Tina's Wonderlands, and our WWE 2K franchise, partially offset by a decrease in net revenue from our Mafia, Borderlands, PGA TOUR 2K, Red Dead Redemption, and BioShock franchises, The Outer Worlds, and our Civilization and NBA 2K franchises. Net revenue from PC and other decreased by $9.2 million and accounted for 16.3% of our total net revenue in the fiscal year ended March 31, 2022, as compared to 17.2% in the prior year. The decrease was due to a decrease in net revenue from our Grand Theft Auto, Civilization, and XCOM franchises, The Outer Worlds, our Mafia franchise, L.A. Noire, and our Borderlands franchise, partially offset by an increase in net revenue from Tiny Tina's Wonderlands and our NBA 2K franchise. Net revenue from mobile increased by $129.4 million and accounted for 11.5% of our total net revenue in the fiscal year ended March 31, 2022, as compared to 8.1% in the prior year. The increase was due to an increase in net revenue from Top Eleven and Two Dots.

    Net revenue from digital online channels increased by $176.6 million and accounted for 89.8% of our total net revenue for the fiscal year ended March 31, 2022, as compared to 88.1% in the prior year. The increase was due to an increase in net revenue from Two Dots, our Grand Theft Auto franchise, Tiny Tina's Wonderlands, Top Eleven, our NBA 2K and WWE 2K franchises, partially offset by a decrease in net revenue from our Mafia, Civilization, PGA TOUR 2K, and Borderlands franchises and The Outer Worlds. Net revenue from physical retail and other channels decreased by $44.5 million and accounted for 10.2% of our total net revenue for the fiscal year ended March 31, 2022, as compared to 11.9% for the prior year. The decrease was due to a decrease in net revenue from our Borderlands, Mafia, PGA TOUR 2K, NBA 2K, and Red Dead Redemption franchises, partially offset by an increase in net revenue from our Grand Theft Auto franchise and Tiny Tina's Wonderlands.

    Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases. Net revenue from recurrent consumer spending increased by $119.2 million and accounted for 64.8% of net revenue for the fiscal year ended March 31, 2022, as compared to 63.8% for the prior year. The increase was due to an increase in net revenue from Two Dots, Top Eleven, and our Grand Theft Auto and NBA 2K franchises, partially offset by a decrease in net revenue from our Borderlands franchise. Net revenue from full game and other increased by $12.8 million and accounted for 35.2% of net revenue for the fiscal year ended March 31, 2022, as compared to 36.2% for the prior year. The increase was due to an increase in net revenue from Tiny Tina's Wonderlands, our Grand Theft Auto, and WWE 2K franchises, partially offset by a decrease in net revenue from our Mafia and PGA TOUR 2K franchises, The Outer Worlds, and our NBA 2K, Red Dead Redemption, Civilization, BioShock and XCOM franchises and L.A. Noire.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2022 was 56.2%, as compared to 54.5% in the prior year. The percentage increase was due primarily to lower development royalties due primarily to the timing of releases, partially offset by impairments recognized against some of our capitalized software balances (refer to Note 8 - Software Development Costs and Licenses).

    Net revenue earned outside of the United States increased by $47.7 million and accounted for 40.1% of our total net revenue in the fiscal year ended March 31, 2022, as compared to 40.2% in the prior year. The increase in net revenue outside of the United States was due to an increase in net revenue from Top Eleven, Two Dots, Tiny Tina's Wonderlands, and our Grand Theft Auto, and WWE 2K franchises, partially offset by a decrease in net revenue from our Mafia, Borderlands, Civilization, PGA TOUR 2K, Red Dead Redemption franchises and The Outer Worlds. Changes in foreign currency exchange rates decreased net revenue and gross profit by $1.7 million and $4.2 million, respectively, in the fiscal year ended March 31, 2022 as compared to the prior year.
Operating Expenses

(thousands of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$516,429	14.7%	$444,985	13.2%	$71,444	16.1%
General and administrative	510,855	14.6%	390,683	11.6%	120,172	30.8%
Research and development	406,566	11.6%	317,311	9.4%	89,255	28.1%
Depreciation and amortization	61,105	1.7%	55,596	1.6%	5,509	9.9%
Business reorganization	849	—%	(272)	—%	1,121	(412.1)%
Total operating expenses	$1,495,804	42.7%	$1,208,303	35.8%	$287,501	23.8%
    Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2022	2021
Selling and marketing	$30,027	$18,348
General and administrative	$66,443	$56,830
Research and development	$38,118	$26,587
    Foreign currency exchange rates increased total operating expenses by $5.5 million in the fiscal year ended March 31, 2022 as compared to the prior year.
Selling and marketing
    Selling and marketing expenses increased by $71.4 million in the fiscal year ended March 31, 2022 as compared to the prior year, due primarily to (i) $62.2 million in higher overall marketing expenses due primarily to Top Eleven, with no corresponding expense in the prior fiscal year and higher spend on Two Dots, Grand Theft Auto Online, and our WWE 2K franchise and (ii) an increase in personnel expenses, primarily due to increased headcount.
General and administrative
    General and administrative expenses increased by $120.2 million for the fiscal year ended March 31, 2022, as compared to the prior year, due primarily to increases in (i) personnel expenses for additional headcount and higher incentive compensation, (ii) the fair value of the contingent earn-out liability related to our acquisition of Nordeus (refer to Note 22 - Acquisitions), (iii) professional fees related to acquisitions, including our pending acquisition of Zynga, (iv) IT expenses, primarily for cloud-based services, and (v) rent expenses for additional locations and lease renewals. These increases were partially offset by a decrease in charitable contributions, primarily related to our COVID-19 response and relief efforts in the prior fiscal year.
    General and administrative expenses for the fiscal years ended March 31, 2022 and 2021 include occupancy expense (primarily rent, utilities and office expenses) of $37.2 million and $27.5 million, respectively, related to our development studios.
Research and development
    Research and development expenses increased by $89.3 million for the fiscal year ended March 31, 2022, as compared to the prior year, due primarily to increased personnel expense due to increased headcount including related to our recent acquisitions.
Depreciation and amortization
    Depreciation and amortization expenses increased by $5.5 million for the fiscal year ended March 31, 2022, as compared to the prior year, due primarily to an increase in costs related to IT infrastructure.

Business Reorganization
    During the fiscal year ended March 31, 2022, business reorganization expense increased by $1.1 million as compared to the prior year period and was not material.
Interest and other, net

(thousands of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$17,622	0.5%	$18,701	0.6%	$(1,079)	(5.8)%
Interest expense	(18,628)	(0.5)%	(6,207)	(0.2)%	(12,421)	200.1%
Foreign currency exchange gain (loss)	(7,289)	(0.2)%	727	—%	(8,016)	(1,102.6)%
Other	(5,917)	(0.2)%	(4,425)	(0.1)%	(1,492)	33.7%
Interest and other, net	$(14,212)	(0.4)%	$8,796	0.3%	$(23,008)	(261.6)%
    Interest and other, net was expense of $14.2 million for the fiscal year ended March 31, 2022, as compared to income of $8.8 million for the fiscal year ended March 31, 2021. The change was due primarily to (i) an increase in interest expense primarily related to an unsecured bridge loan facility related to our pending acquisition of Zynga with no corresponding expense in the prior year period (refer to Note 12 - Debt), (ii) lower interest income on our available-for-sale securities due to lower interest rates, and (iii) foreign currency losses in the current year period as compared to gains in the prior year period.
Gain/(loss) on long-term investments, net
Gain/(loss) on long-term investments, net for the fiscal year ended March 31, 2022 was a gain of $6.0 million compared to a gain of $39.6 million in the prior year period. The decrease was due primarily to the sale of one of our investments in the prior year period (see Note 4 - Fair Value Measurements).
Provision for income taxes
    Our income tax expense was $47.4 million for the fiscal year ended March 31, 2022 as compared to $88.9 million for the fiscal year ended March 31, 2021.
    When compared to the statutory rate of 21%, the effective tax rate of 10.2% for the fiscal year ended March 31, 2022 was due primarily to a $30.9 million benefit from tax credits anticipated to be utilized, $14.6 million in excess tax benefits from employee stock compensation, an $11.6 million benefit due to an increase to the net deferred tax asset that arose from a step up in tax basis related to the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF") enacted in Switzerland, discussed below, and an $8.0 million benefit from our geographic mix of earnings, partially offset by a $10.1 million nondeductible expense due to an increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus.
When compared to the statutory rate of 21%, the effective tax rate of 13.1% for the fiscal year ended March 31, 2021 was primarily due to a $29.1 million tax benefit from tax credits anticipated to be utilized, a $21.4 million tax benefit from our geographic mix of earnings and $13.7 million in excess tax benefits from employee stock compensation.
    The effective tax rate in the current year was lower compared to the prior year primarily due an increased benefit to the net deferred tax asset related to TRAF, increased benefits from tax credits and excess tax benefits from employee stock compensation partially offset by a nondeductible expense due to an increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement is effective for the Company for fiscal year 2023, beginning April 1, 2022. It is possible that this change could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the fiscal year ended March 31, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides numerous tax and other stimulus measures that generally support the U.S. economy. The CARES Act did not have a material impact on our Consolidated Financial Statements.
On May 19, 2019, a public referendum held in Switzerland approved the TRAF, which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes for holding companies, domicile companies, and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. On March 31, 2020, we recorded a deferred tax asset of $45.3 million offset by a valuation allowance of $33.4 million arising from the Swiss cantonal tax basis step-up. For the fiscal year ended March 31, 2022, we recorded a net tax benefits of $11.6 million due to an increase in the deferred tax asset of $13.2 million offset by an increase in the valuation allowance of $1.6 million, as it is more-likely-than-not that such deferred tax assets would be realized.
As of March 31, 2022, we had gross unrecognized tax benefits, including interest and penalties, of $176.0 million, of which $65.8 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2022, gross unrecognized tax benefits increased by $8.5 million.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2019 and state income tax returns for periods prior to the fiscal year ended March 31, 2018. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2019.
Net income and earnings per share
    For the fiscal year ended March 31, 2022, our net income was $418.0 million, as compared to $588.9 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2022 was $3.58, as compared to $5.09 for the fiscal year ended March 31, 2021. Diluted weighted average shares outstanding of 116.8 million were 1.0 million higher due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year.
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
Short-term Investments
    As of March 31, 2022, we had $820.1 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of March 31, 2022, based on the composition of our investment portfolio and actions taken in recent years by central banks around the world to cut interest rates, including the U.S. Federal Reserve, in response to the COVID-19 pandemic and related adverse economic conditions, we anticipate investment yields to remain low, which would lower our future interest income. Such impact is not expected to be material to our liquidity.
Credit Agreement
    On February 8, 2019, we entered into an unsecured Credit Agreement (the “Credit Agreement”), and on June 28, 2021, we amended our unsecured Credit Agreement solely to increase the commitments under the facility by $50 million (as amended, the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-

year revolving credit facility with commitments of $250 million, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25 million and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $25 million. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $200 million in term loans or revolving credit facilities.
Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.50% at March 31, 2022) or (b) 1.125% to 1.750% above LIBOR (approximately 0.45% at March 31, 2022), which rates are determined by reference to our consolidated total net leverage ratio. The LIBOR benchmark rate is expected to be phased out by the end of June 2023. We do not expect that the discontinuation of the LIBOR rate will have a material impact on our liquidity or results of operations.
    As of March 31, 2022, there was $247.5 million available to borrow under the Credit Agreement and we had $2.5 million of letters of credit outstanding. At March 31, 2022, we had no outstanding borrowings under the Credit Agreement.
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
    Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have trade credit insurance on the majority of customers who sell our physical products to mitigate accounts receivable risk.
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.0%, 78.4%, and 71.5% of net revenue during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. As of March 31, 2022 and 2021, five customers accounted for 72.8% and 77.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 63.8% and 48.8% of such balances at March 31, 2022 and 2021, respectively. We had two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022 and two customers who accounted for 50.4%, and 18.8% of our gross accounts receivable as of March 31, 2021. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2022 and 2021. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
    We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources have not been materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets to date. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to Item 1A, Risk Factors.
As of March 31, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $657.2 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.

    On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga Inc. ("Zynga"), a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if the volume weighted average price ("VWAP") of Take-Two common stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the transaction and concluding at 4:00 p.m. New York time on the third trading day preceding such closing date is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP of our common stock for the period noted in the prior sentence exceeds the higher end of that range the exchange ratio would be 0.0350 per share, and, if the VWAP is below the lower end of that range, the exchange ratio would be 0.0406 per share.
The transaction, which is currently anticipated to close on Monday, May 23, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of the other customary closing conditions.
In connection with the transaction, on April 14, 2022, we terminated our Bridge Loan and completed our offering and sale of $2.7 billion aggregate principal amount of our senior notes, consisting of $1.0 billion principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600 million principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600 million principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”) and $500 million principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Notes”).The Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).

The Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022.
    Our Board of Directors has authorized the repurchase of up to 21.7 million shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the fiscal years ended March 31, 2022, 2021, and 2020, we repurchased 1.3 million, zero, and zero shares of our common stock, respectively, in the open market for $200 million, $0.0 million, and $0.0 million, respectively, including commissions as part of the program. As of March 31, 2022, we had repurchased a total of 11.7 million shares of our common stock under the program, and 10.0 million shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2022	2021	2020
Net cash provided by operating activities	$257,984	$912,318	$685,678
Net cash provided by (used in) investing activities	139,216	(806,724)	4,049
Net cash used in financing activities	(256,813)	(57,338)	(77,453)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(5,303)	18,599	(10,868)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$135,084	$66,855	$601,406
    At March 31, 2022, we had $2,195.3 million of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $2,060.2 million at March 31, 2021. The increase in Cash, cash equivalents, and restricted cash and cash equivalents from March 31, 2021 was due primarily to (i) Net cash provided by operating activities from sales primarily from the previously mentioned titles, partially offset by investments in software development and licenses as well as royalty payments and (ii) Net cash provided by investing activities primarily related to net proceeds from available for sale securities changes in bank time deposits, partially offset primarily by our acquisition of Nordeus (refer to Note 22 - Acquisitions), and purchases of fixed assets including our acquisition of two office buildings in the U.K. (refer to Note 22 - Acquisitions). This net increase was partially offset by Net cash used in financing activities, which was primarily related to repurchase of our common stock and tax payments related to net share settlements of our restricted stock.
Commitments
    Refer to Note 15 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2023, we anticipate capital expenditures to be $120 million.
Off-Balance Sheet Arrangements
    As of March 31, 2022 and 2021, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2022, 2021 and 2020, 40.1%, 40.2% and 42.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
    As of March 31, 2022, we had $820.1 million of short-term investments, which included $688.3 million of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $1,732.0 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2022.
    Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, loans will bear interest at our election of (a) 0.250% to 0.750% above a certain base rate (3.50% at March 31, 2022) or (b) 1.125% to 1.750% above the LIBOR (approximately 0.45% at March 31, 2022), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2022, there were no outstanding borrowings under our Credit Agreement.
Foreign Currency Exchange Rate Risk
    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2022 and 2021, our foreign currency translation adjustment was a loss of $43.6 million and a gain of $51.3 million, respectively. We recognized a foreign currency exchange transaction loss of $7.3 million, a gain of $0.7 million, and a loss of $3.6 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
    We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2022, we had $75.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $132.8 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2021, we had $92.1 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $140.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2022, 2021 and 2020, we recorded a gain of $5.9 million, a loss of $3.6 million, and a loss of $1.0 million, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2022 and 2021, the fair value of these outstanding forward contracts was a loss of $0.2 million and a loss $0.1 million, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the fiscal year ended March 31, 2022, 40.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.
    In accordance with SEC guidance, our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nordeus, which we acquired in June 2021 and is included in the March 31, 2022 Consolidated Financial Statements and constituted 5.6% of consolidated total assets as of March 31, 2022.
    Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
    On June 1, 2021, we acquired Nordeus. We are currently in the process of incorporating the internal controls and procedures of Nordeus into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2023.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2022. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2022). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 49 of this Report.
(ii)Financial Statement Schedule. See Note 21 - Supplementary Financial Information to our Consolidated Financial Statements.
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
1.1	Underwriting Agreement, dated as of April 7, 2022, by and among Take-Two Interactive Software, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named in Schedule 1 thereto	8-K	4/13/2022	1.1
2.1	Agreement and Plan of Merger, dated as of January 9, 2022, by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc. †	8-K	1/10/2022	2.1
2.2	First Amendment to the Agreement and Plan of Merger, dated March 10, 2022, among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc.	S-4	3/14/2022	2.2
2.3	Second Amendment to the Agreement and Plan of Merger, dated as of May 4, 2022, by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc.	8-K	5/5/2022	2.1
2.4	Take-Two Interactive Software, Inc. Voting Agreement	S-4	3/14/2022	2.3
2.5	Form of Zynga Inc. Voting Agreement signed by Zynga's executive officers and directors (other than Mark Pincus)	S-4	3/14/2022	2.4
2.6	Zynga Inc. Voting Agreement signed by Mark Pincus and certain of his respective affiliates	S-4	3/14/2022	2.5
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Take-Two Interactive Software, Inc.'s Third Amended and Restated By-Laws, as adopted and effective on January 9, 2022	8-K	1/10/2022	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	5/22/2020	4.1
4.2	Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.1
4.3	First Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.4	Second Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.3
4.5	Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.4
4.6	Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.5
4.7	Form of Global Note representing 3.300% Senior Notes due 2024 (included as part of Exhibit 4.2)	8-K	4/14/2022	4.6
4.8	Form of Global Note representing 3.550% Senior Notes due 2025 (included as part of Exhibit 4.3)	8-K	4/14/2022	4.7
4.9	Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.4)	8-K	4/14/2022	4.8
4.10	Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.5)	8-K	4/14/2022	4.9
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	14A	7/27/2021	Annex B
10.12	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2
10.13	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.14	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.15	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.16	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.17	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.18	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.19	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.20	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.21	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.22	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.23	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.24	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.25	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.26	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.27	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.28	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2020	10.2
10.29	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2021	10.2
10.30	Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2022	10.2
10.31	Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation	8-K	5/05/2022	10.1
10.32	Credit Agreement, dated as of February 8, 2019, by and among Take-Two Interactive Software, Inc., the lender parties thereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. as syndication agent	10-K	5/14/2019	10.35
10.33	First Amendment to Credit Agreement and Incremental Amendment, dated as of June 28, 2021, by and among Take-Two Interactive Software, Inc., certain domestic subsidiaries of the Company, Goldman Sachs Bank USA, N.A. and Wells Fargo Bank, National Association †	10-Q	8/3/2021	10.3
10.34	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.35	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.36	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.37	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.38	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.39	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.40	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.41	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.42	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48
10.43	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4
10.44	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.45	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.46	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.	10-K	5/14/2014	10.39
10.47	Eighth Lease Modification Agreement, dated as of January 6, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-K	5/19/2016	10.47
10.48	Ninth Lease Modification Agreement, dated as of December 15, 2015, by and between Take-Two Interactive Software, Inc. and Moklam Enterprises, Inc.	10-Q	2/4/2016	10.1
10.49	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.50	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.51	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	11/4/2021	10.1
10.52	Agreement for the Sale and Purchase of Shares in Nordeus Limited, dated as of June 1, 2021, by and among Take-Two Interactive Software, Inc., Nordeus Holding Limited and the guarantors named therein † **	10-Q	8/3/2021	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.53	Amended and Restated Commitment Letter, dated as of January 28, 2022 by and among JPMorgan Chase Bank, N.A., and Take-Two Interactive Software, Inc.	S-4	3/14/2022	99.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________________________________________________________________________
†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+    Represents a management contract or compensatory plan or arrangement.
*Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.
**    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021 and 2020, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2022, 2021 and 2020, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2022
(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 16, 2022 expressed an unqualified opinion thereon.

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
As described in Note 1 to the consolidated financial statements, the Company capitalizes internally developed software costs, subsequent to establishing technological feasibility of a product. As noted in Note 8, the Company had approximately $658.5 million of capitalized internally developed software as of March 31, 2022.

Auditing the Company’s determination of the establishment of technological feasibility was especially challenging because management’s determination of which products qualify and the related timing of capitalization requires significant judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the internally developed software costs process. For example, we tested the control over management’s evaluation of products that established technological feasibility.

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
May 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.'s (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nordeus Limited, which is included in the March 31, 2022 consolidated financial statements of the Company and constituted 5.6% of total assets as of March 31, 2022 and 1.5% of net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nordeus Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 16, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
May 16, 2022

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,732,047	$1,422,884
Short-term investments	820,060	1,308,692
Restricted cash and cash equivalents	359,832	538,822
Accounts receivable, net of allowances of $350 and $350 at March 31, 2022 and 2021, respectively	579,433	552,762
Inventory	13,224	17,742
Software development costs and licenses	81,394	43,443
Deferred cost of goods sold	12,374	15,524
Prepaid expenses and other	272,724	320,646
Total current assets	3,871,088	4,220,515
Fixed assets, net	242,039	149,364
Right-of-use assets	217,206	164,763
Software development costs and licenses, net of current portion	755,888	490,892
Goodwill	674,554	535,306
Other intangibles, net	266,475	121,591
Deferred tax assets	73,801	90,206
Long-term restricted cash and cash equivalents	103,452	98,541
Other assets	341,716	157,040
Total assets	$6,546,219	$6,028,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,882	$71,001
Accrued expenses and other current liabilities	1,074,891	1,204,090
Deferred revenue	865,270	928,029
Lease liabilities	38,921	31,595
Total current liabilities	2,104,964	2,234,715
Non-current deferred revenue	70,911	37,302
Non-current lease liabilities	211,297	159,671
Non-current software development royalties	115,527	110,127
Other long-term liabilities	233,861	154,511
Total liabilities	$2,736,560	$2,696,326
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized: no shares issued and outstanding at March 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 139,048 and 137,584 shares issued and 115,367 and 115,163 outstanding at March 31, 2022 and 2021, respectively	1,390	1,376
Additional paid-in capital	2,597,205	2,288,781
Treasury stock, at cost; 23,681 and 22,421 common shares at March 31, 2022 and 2021, respectively	(1,020,584)	(820,572)
Retained earnings	2,288,993	1,870,971
Accumulated other comprehensive loss	(57,345)	(8,664)
Total stockholders' equity	$3,809,659	$3,331,892
Total liabilities and stockholders' equity	$6,546,219	$6,028,218
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue	$3,504,800	$3,372,772	$3,088,970
Cost of goods sold	1,535,401	1,535,085	1,542,450
Gross profit	1,969,399	1,837,687	1,546,520
Selling and marketing	516,429	444,985	458,424
General and administrative	510,855	390,683	318,235
Research and development	406,566	317,311	296,398
Depreciation and amortization	61,105	55,596	48,113
Business reorganization	849	(272)	83
Total operating expenses	1,495,804	1,208,303	1,121,253
Income from operations	473,595	629,384	425,267
Interest and other, net	(14,212)	8,796	38,505
Gain (loss) on long-term investments, net	6,015	39,636	(5,333)
Income before income taxes	465,398	677,816	458,439
Provision for income taxes	47,376	88,930	53,980
Net income	$418,022	$588,886	$404,459
Earnings per share:
Basic earnings per share	$3.62	$5.14	$3.58
Diluted earnings per share	$3.58	$5.09	$3.54
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	March 31,
	2022	2021	2020
Net income	$418,022	$588,886	$404,459
Other comprehensive income (loss)
Foreign currency translation adjustment	(43,589)	51,253	(27,445)
Cash flow hedges:
Change in unrealized gains	—	(3,817)	10,504
Reclassification to earnings	—	(1,933)	(1,689)
Tax effect on effective cash flow hedges	—	845	775
Change in fair value of cash flow hedges	—	(4,905)	9,590
Change in fair value of available-for-sale securities	(5,092)	3,364	(3,332)
Other comprehensive income (loss)	(48,681)	49,712	(21,187)
Comprehensive income	$369,341	$638,598	$383,272
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating activities:
Net income	$418,022	$588,886	$404,459
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	153,279	144,263	167,925
Stock-based compensation	182,969	110,472	257,881
Noncash lease expense	34,511	30,553	21,037
Amortization of intellectual property	64,817	32,241	20,990
Depreciation	61,196	56,309	47,628
Impairment of software development costs and licenses	70,611	39,073	—
Amortization of debt issuance costs	6,525	—	—
Deferred income taxes	8,104	10,631	(3,486)
Gain on long-term investments, net	(6,015)	(41,588)	—
Other, net	16,243	5,515	9,074
Changes in assets and liabilities:
Accounts receivable	(17,857)	47,195	(195,484)
Inventory	4,106	2,503	8,489
Software development costs and licenses	(457,556)	(260,352)	(48,434)
Prepaid expenses, other current and other non-current assets	(207,559)	(89,290)	(280,854)
Deferred revenue	(30,946)	152,466	(55,460)
Deferred cost of goods sold	3,139	4,768	32,180
Accounts payable, accrued expenses and other liabilities	(45,605)	78,673	299,733
Net cash provided by operating activities	257,984	912,318	685,678
Investing activities:
Change in bank time deposits	446,965	(387,762)	196,720
Proceeds from available-for-sale securities	779,940	546,287	400,635
Purchases of available-for-sale securities	(756,266)	(824,477)	(499,991)
Purchases of fixed assets	(158,642)	(68,923)	(53,384)
Proceeds from sale of long-term investment	—	47,472	—
Purchase of long-term investments	(12,272)	(16,852)	(27,891)
Business acquisitions, net of cash acquired	(161,331)	(102,469)	(12,040)
Other	822	—	—
Net cash provided by (used in) investing activities	139,216	(806,724)	4,049
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(64,074)	(71,552)	(87,968)
Repurchase of common stock	(200,012)	—	—
Issuance of common stock	19,657	14,214	10,515
Cost of debt	(12,150)	—	—
Other	(234)	—	—
Net cash used in financing activities	(256,813)	(57,338)	(77,453)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(5,303)	18,599	(10,868)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	135,084	66,855	601,406
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,060,247	1,993,392	1,391,986
Cash, cash equivalents, and restricted cash equivalents, end of year (1)	$2,195,331	$2,060,247	$1,993,392
Supplemental data:
Interest paid	$—	$1,862	$4,750
Income taxes paid	$30,951	$70,749	$27,998
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2019	134,602	$1,346	$2,019,369	(22,421)	$(820,572)	$877,626	$(37,189)	$2,040,580
Net income	—	—	—	—	—	404,459	—	404,459
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(27,445)	(27,445)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(3,332)	(3,332)
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	9,590	9,590
Stock-based compensation	—	—	192,845	—	—	—	—	192,845
Issuance of restricted stock, net of forfeitures and cancellations	1,970	19	(19)	—	—	—	—	—
Net share settlement of restricted stock awards	(771)	(8)	(87,960)	—	—	—	—	(87,968)
Employee share purchase plan settlement	126	2	10,513	—	—	—	—	10,515
Balance, March 31, 2020	135,927	$1,359	$2,134,748	(22,421)	$(820,572)	$1,282,085	$(58,376)	$2,539,244
Net income	—	—	—	—	—	588,886	—	588,886
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	51,253	51,253
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(4,905)	(4,905)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	3,364	3,364
Stock-based compensation	—	—	113,741	—	—	—	—	113,741
Issuance of restricted stock, net of forfeitures and cancellations	1,376	13	(13)	—	—	—	—	—
Net share settlement of restricted stock awards	(462)	(4)	(71,548)	—	—	—	—	(71,552)
Employee share purchase plan settlement	139	2	14,212	—	—	—	—	14,214
Issuance of shared related to Playdots, Inc. acquisitions	604	6	97,641	—	—	—	—	97,647
Balance, March 31, 2021	137,584	$1,376	$2,288,781	(22,421)	$(820,572)	$1,870,971	$(8,664)	$3,331,892
Net income	—	—	—	—	—	418,022	—	418,022
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(43,589)	(43,589)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(5,092)	(5,092)
Repurchased common stock	—	—	—	(1,260)	(200,012)	—	—	(200,012)
Stock-based compensation	—	—	258,701	—	—	—	—	258,701
Issuance of restricted stock, net of forfeitures and cancellations	1,168	12	(12)	—	—	—	—	—
Net share settlement of restricted stock awards	(362)	(4)	(64,070)	—	—	—	—	(64,074)
Employee share purchase plan settlement	143	1	19,656	—	—	—	—	19,657
Issuance of shares related to Nordeus. acquisition	515	5	94,149	—	—	—	—	94,154
Balance, March 31, 2022	139,048	$1,390	$2,597,205	(23,681)	$(1,020,584)	$2,288,993	$(57,345)	$3,809,659
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and T2 Mobile Games. Our products are designed for console gaming systems, personal computers ("PC"), and mobile including smart phones and tablets ("Mobile"), and are delivered through physical retail, digital download, online platforms, and cloud streaming services.
Pending Acquisition of Zynga
On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga Inc. ("Zynga"), a leading developer of mobile games. Refer to Note 23 - Subsequent Events for additional information.
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
Use of Estimates
    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expense, as well as the disclosure of contingent assets and liabilities at the dates of the financial statements during the reporting periods. Our most significant estimates relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers); the recoverability and amortization of software development costs, licenses, and intangible assets; assets acquired and liabilities assumed in business combinations, including the valuation of contingent earn-out consideration; the realization of deferred income taxes; the valuation of stock-based compensation; and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates, including as a result of the COVID-19 pandemic, which may affect economic conditions in a number of different ways and result in uncertainty and risk. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Segments
    We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are internally developed and developed by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis—supplemented by sales information by product category, major product title, and platform—for the purpose of evaluating performance and allocating resources. Financial information about our one segment and geographic areas is included in Note 2 - Revenue from Contracts with Customers and Note 9 - Fixed Assets, Net.
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

    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.0%, 78.4% and 71.5% of net revenue during the fiscal years ended March 31, 2022, 2021 and 2020, respectively. One customer accounted for 38.0%, 38.9% and 31.9% of net revenue during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. A second customer accounted for 22.0%, 22.2%, and 20.0% of net revenue during the fiscal years ended March 31, 2022, 2021, and 2020 respectively. As of March 31, 2022 and 2021, five customers accounted for 72.8% and 77.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 63.8% and 69.2% of such balances at March 31, 2022 and 2021, respectively. We had two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022 and two customers who accounted for 50.4% and 18.8% of our gross accounts receivable as of March 31, 2021. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2022 and 2021. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
Cash and Cash Equivalents
    We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash and cash equivalents balances are primarily related to dedicated accounts limited to the payment of certain internal royalty obligations. Balances that are restricted from use for more than one year are classified as non-current.
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
    Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current year revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from 12 to 30 months.
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
Fixed Assets, net
    Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the term of the related lease or the useful life of the underlying asset, typically seven years. Buildings are depreciated over the remaining life of the buildings, which is typically approximately 30 years. The cost of additions and improvements are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss, if any, is recognized. The carrying amounts of these assets are recorded at historical cost.
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

    Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2022, 2021, or 2020.
Long-lived Assets
    We review all long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or discount rate, if available. As of March 31, 2022, no indicators of impairment existed.
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
Revenue Recognition
    We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems, personal computers, and Mobile. Our interactive entertainment content consists of full game software products that may contain offline gameplay, online gameplay, or a combination of offline and online gameplay. We may also sell separate downloadable add-on content to supplement our full game software products. Certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases.
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
Significant Estimates
    Significant management judgment and estimates must be used in connection with many of the determinations described above, such as estimating the fair value allocation to distinct and separable performance obligations, the service period over which to defer recognition of revenue, and the amounts of price protection. We believe we can make reliable estimates. However, actual results may differ from initial estimates due to changes in circumstances, market conditions, and assumptions. Adjustments to estimates are recorded in the period in which they become known.
Advertising
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2022, 2021 and 2020 amounted to $297,299, $241,068 and $285,607, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.

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
Recently Adopted Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. We adopted this update effective April 1, 2021. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Accounting for Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on any entity's financial statements. We adopted this update effective April 1, 2022. We are currently evaluating the potential impact of adopting this guidance on our disclosures.

Accounting for Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this new standard, deferred revenue acquired in a business combination is measured pursuant to ASC 606, Revenue from Contracts with Customers, rather than its assumed acquisition date fair value under the current guidance. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2022 (April 1, 2023 for the Company), with early adoption permitted. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We early adopted this update for our fiscal year 2023 on April 1, 2022. There was no impact of adopting this guidance on our Consolidated Financial Statements.
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
    Net revenue by service and other revenue and product was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue recognized:
Service and other (over time)	$2,461,619	$2,281,555	$1,839,696
Product (point in time)	1,043,181	1,091,217	1,249,274
Total net revenue	$3,504,800	$3,372,772	$3,088,970
Content
    Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, and in-game purchases.
    Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
    Net revenue by recurrent consumer spending revenue and full game and other was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue recognized:
Recurrent consumer spending	$2,271,171	$2,151,952	$1,448,191
Full game and other	1,233,629	1,220,820	1,640,779
Total net revenue	$3,504,800	$3,372,772	$3,088,970

Geography
    We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue recognized:
United States	$2,100,237	$2,015,885	$1,775,682
International	1,404,563	1,356,887	1,313,288
Total net revenue	$3,504,800	$3,372,772	$3,088,970
Platform
    Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue recognized:
Console	$2,528,857	$2,516,993	$2,308,602
PC and other	572,506	581,702	594,619
Mobile	403,437	274,077	185,749
Total net revenue	$3,504,800	$3,372,772	$3,088,970
Distribution Channel
    Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Net revenue recognized:
Digital online	$3,148,957	$2,972,403	$2,405,097
Physical retail and other	355,843	400,369	683,873
Total net revenue	$3,504,800	$3,372,772	$3,088,970
Deferred Revenue
    We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances, as of March 31, 2022 and March 31, 2021 were $936,181 and $965,331, respectively. For the fiscal year ended March 31, 2022, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
    During the fiscal year ended March 31, 2022, $916,546 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. As of March 31, 2022, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,101,533, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $949,872 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
    As of March 31, 2022 and March 31, 2021, our contract asset balances were $104,913 and $105,554, respectively, which are included within Prepaid and other in our Consolidated Balance Sheet.

3.     MANAGEMENT AGREEMENT
    In November 2017, we entered into a management agreement (the "2017 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") that replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provides financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3,100 over the term of the agreement and a maximum annual bonus opportunity of $7,440 over the term of the agreement, based on the Company achieving certain performance thresholds.
    In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $9,940, $10,540, and $10,540 for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
    Pursuant to the 2017 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2022, 2021, and 2020, we recorded $29,153, $27,281, and $23,413, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 17 - Stock-Based Compensation for a discussion of such awards.
In May 2022, we entered into a new management agreement (the "2022 Management Agreement") with ZelnickMedia that, once effective, will replace the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement will become effective when our pending acquisition of Zynga closes (refer to Note 23 - Subsequent Events). As part of the 2022 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, will continue to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, will continue to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3,300 over the term of the agreement and a maximum annual bonus opportunity of $13,200 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we expect to grant time-based and performance-based restricted units to ZelnickMedia.
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

	March 31, 2022	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Bank-time deposits	$636,000	$636,000	$—	$—	Cash and cash equivalents
Money market funds	501,903	501,903	—	—	Cash and cash equivalents
Commercial paper	119,377	—	119,377	—	Cash and cash equivalents
US Treasuries	51,977	51,977	—	—	Cash and cash equivalents
Certificates of Deposit	10,005	—	10,005	—	Cash and cash equivalents
Corporate bonds	2,801	—	2,801	—	Cash and cash equivalents
Money market funds	356,830	356,830	—	—	Restricted cash and cash equivalents
Bank-time deposits	531	531	—	—	Restricted cash and cash equivalents
Corporate Bonds	538,460	—	538,460	—	Short-term investments
Bank-time deposits	131,797	131,797	—	—	Short-term investments
Commercial paper	125,390	—	125,390	—	Short-term investments
US Treasuries	23,414	23,414	—	—	Short-term investments
Certificates of Deposit	999	—	999	—	Short-term investments
Private equity	16,134	—	—	16,134	Other assets
Money market funds	103,452	103,452	—	—	Restricted cash and cash equivalents, long term
Foreign currency forward contracts	(202)	—	(202)	—	Accrued expenses and other current liabilities
Contingent earn-out consideration	(66,025)	—	—	(66,025)	Accrued expenses and other current liabilities
Contingent earn-out consideration	(43,030)	—	—	(43,030)	Other long-term liabilities
Total recurring fair value measurements, net	$2,509,813	$1,805,904	$796,830	$(92,921)

	March 31, 2021	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$837,614	$837,614	$—	$—	Cash and cash equivalents
Bank-time deposits	95,000	95,000	—	—	Cash and cash equivalents
Commercial paper	100,105	—	100,105	—	Cash and cash equivalents
Money market funds	528,659	528,659	—	—	Restricted cash and cash equivalents
Bank-time deposits	563	563	—	—	Restricted cash and cash equivalents
Corporate Bonds	521,224	—	521,224	—	Short-term investments
Bank-time deposits	578,762	578,762	—	—	Short-term investments
US Treasuries	60,086	60,086	—	—	Short-term investments
Commercial paper	148,150	—	148,150	—	Short-term investments
Asset-backed securities	470	—	470	—	Short-term investments
Money market funds	98,541	98,541	—	—	Long-term restricted cash and cash equivalents
Private equity	7,578	—	—	7,578	Other assets
Foreign currency forward contracts	(125)	—	(125)	—	Accrued expenses and other current liabilities
Total recurring fair value measurements, net	$2,976,627	$2,199,225	$769,824	$7,578
In connection with the Nordeus acquisition (see Note 22 - Acquisitions), we recorded $61,055 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
During the fiscal year ended March 31, 2022, we recognized General and administrative expense of $48,000 within our Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability to $109,055. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the 12- and 24-month periods following the closing.

We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2022.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. Our strategic investments represent less than a 20% ownership interest in each of the privately held entities, and we do not maintain power over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2022, we held approximately $20,000 of such investments in Other assets within our Consolidated Balance Sheet.
During the fiscal year ended March 31, 2021, we recognized a gain on the sale of one of these investments of $40,588. The gain is reflected in Gain (loss) on long-term investments, net within our Consolidated Statements of Operations.
5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2022:

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$131,797	$—	$—	$131,797
Available-for-sale securities:
Corporate bonds	544,214	—	(5,754)	538,460
US Treasuries	23,420	4	(10)	23,414
Commercial paper	125,390	—	—	125,390
Certificates of Deposit	999	—	—	999
Total short-term investments	$825,820	$4	$(5,764)	$820,060

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$578,762	$—	$—	$578,762
Available-for-sale securities:
Corporate bonds	520,486	994	(256)	521,224
US Treasuries	60,029	57	—	60,086
Commercial paper	148,149	1	—	148,150
Asset-backed securities	469	1	—	470
Total short-term investments	$1,307,895	$1,053	$(256)	$1,308,692
    The following table summarizes the contracted maturities of our short-term investments at March 31, 2022:

	March 31, 2022
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$659,147	$656,775
Due in 1-2 years	166,673	163,285
Total short-term investments	$825,820	$820,060

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
Foreign Currency Forward Contracts
    The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2022	2021
Forward contracts to sell foreign currencies	$132,795	$140,510
Forward contracts to purchase foreign currencies	$75,807	$92,123
    For the fiscal years ended March 31, 2022, 2021 and 2020, we recorded a gain of $5,887, a loss of $3,584, and a loss of $959, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our derivative contracts are foreign currency exchange forward contracts that are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures and certain revenue and expense. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
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
7.     INVENTORY
    Inventory balances by category are as follows:

	March 31,
	2022	2021
Finished products	$11,398	$16,941
Parts and supplies	1,826	801
Inventory	$13,224	$17,742
    Estimated product returns included in inventory at March 31, 2022 and 2021 were $21 and $186, respectively.
8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2022		2021
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$59,187	$599,299	$22,225	$412,919
Software development costs, externally developed	19,258	145,195	7,349	75,086
Licenses	2,949	11,394	13,869	2,887
Software development costs and licenses	$81,394	$755,888	$43,443	$490,892
    Software development costs and licenses, net of current portion as of March 31, 2022 and 2021 included $738,038 and $483,110, respectively, related to titles that have not been released.

    Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Amortization of software development costs and licenses	$131,049	$113,897	$321,956
Impairment of software development costs and licenses	70,611	39,073	—
Less: Portion representing stock-based compensation	(48,381)	(8,707)	(154,031)
Amortization and impairment, net of stock-based compensation	$153,279	$144,263	$167,925
    The impairment charges related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
9.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2022	2021
Computer equipment	$174,144	$155,580
Leasehold improvements	157,990	135,150
Computer software	67,198	63,947
Furniture and fixtures	25,276	17,693
Office equipment	15,461	13,282
Buildings	66,075	857
	506,144	386,509
Less: accumulated depreciation	(264,105)	(237,145)
Fixed assets, net	$242,039	$149,364
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2022, 2021 and 2020 was $59,050, $54,835 and $47,628, respectively.
The following represents our fixed assets, net by location:

	March 31,
	2022	2021
United States	$110,828	$101,838
International	131,211	47,526
Fixed assets, net	$242,039	$149,364

10.   GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2020	$386,494
Acquisition of Playdots, Inc.	119,069
Additions from immaterial acquisitions	13,260
Currency translation adjustment	16,483
Balance at March 31, 2021	$535,306
Acquisition of Nordeus (see Note 22)	115,517
Additions from immaterial acquisitions	35,305
Currency translation adjustment	(11,574)
Balance at March 31, 2022	$674,554
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Intellectual property	$229,840	$(42,308)	$187,532	$41,077	$(14,542)	$26,535	6 years
Developed game technology	152,488	(83,231)	69,257	143,628	(62,667)	80,961	8 years
Branding and trade names	11,061	(3,545)	7,516	8,245	(2,245)	6,000	8 years
Lease-in-place	2,296	(659)	1,637	—	—	—	4 years
User base	9,400	(8,867)	533	6,200	(3,617)	2,583	1 year
Analytics technology	30,687	(30,687)	—	32,768	(27,256)	5,512	0 years
Total intangible assets	$435,772	$(169,297)	$266,475	$231,918	$(110,327)	$121,591	5 years
    Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of goods sold	$52,023	$21,199	$14,325
Selling and marketing	5,250	3,617	—
Research and development	5,489	6,663	6,180
Depreciation and amortization	2,055	762	485
Total amortization of intangible assets	$64,817	$32,241	$20,990
    Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2023	$52,036
2024	43,875
2025	39,040
2026	36,801
2027	29,321

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of:

	March 31,
	2022	2021
Software development royalties	$615,729	$814,998
Compensation and benefits	133,983	122,404
Licenses	81,138	84,330
Deferred acquisition payments	78,553	13,343
Refund Liability	51,711	53,361
Marketing and promotions	30,616	32,591
Other	83,161	83,063
Accrued expenses and other current liabilities	$1,074,891	$1,204,090

12.   DEBT
Credit Agreement
    On February 8, 2019, we entered into an unsecured credit agreement (the “Credit Agreement”) , and on June 28, 2021, we amended our unsecured Credit Agreement solely to increase the commitments under the facility by $50,000 (as amended, the “Credit Agreement”) that runs through February 8, 2024. The Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $250,000, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $25,000 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate principal amount of up to $25,000. In addition, the Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional $200,000 in term loans or revolving credit facilities.
    Loans under the Credit Agreement will bear interest at a rate of (a) 0.250% to 0.750% above a certain base rate (3.50% at March 31, 2022) or (b) 1.125% to 1.750% above LIBOR (approximately 0.45% at March 31, 2022), which rates are determined by reference to our consolidated total net leverage ratio. We had no outstanding borrowings at March 31, 2022 and March 31, 2021.
    Information related to availability on our Credit Agreement is as follows:

	March 31,
	2022	2021
Available borrowings	$247,477	$197,874
Outstanding letters of credit	$2,523	$2,126
     We recorded interest expense and fees related to the Credit Agreement of $450, $355 and $275, for the fiscal years ended March 31, 2022, 2021 and 2020. The Credit Agreement also includes, among other terms and conditions, maximum leverage ratio, minimum cash reserves and, in certain circumstances, minimum interest coverage ratio financial covenants, as well as limitations on us and each of our subsidiaries’ ability to create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
Bridge Loan
During the fiscal year ended March 31, 2022, in connection with our pending acquisition of Zynga, we received a bridge loan commitment of $2.7 billion from J.P. Morgan and certain other lenders and recognized expense related to interest and fees of $6,075 within Interest and other, net in our Consolidated Statements of Operations. At March 31, 2022, $6,075 of deferred financing costs remained within Prepaid expenses and other on our Consolidated Balance Sheet. The bridge loan was terminated in April 2022 as a result of our debt offering. Refer to Note 23 - Subsequent Events.

13.   EARNINGS PER SHARE ("EPS")
    The following table sets forth the computation of basic and diluted EPS (in thousands except per share amounts):

	Fiscal Year Ended March 31,
	2022	2021	2020
Computation of Basic earnings per share:
Net income	$418,022	$588,886	$404,459
Weighted average common shares outstanding—basic	115,485	114,602	113,096
Basic earnings per share	$3.62	$5.14	$3.58

Computation of Diluted earnings per share:
Net income	$418,022	$588,886	$404,459

Weighted average common shares outstanding—basic	115,485	114,602	113,096
Add: dilutive effect of common stock equivalents	1,290	1,142	1,040
Weighted average common shares outstanding—diluted	116,775	115,744	114,136

Diluted earnings per share	$3.58	$5.09	$3.54
14.   LEASES
    Our lease arrangements are primarily for (1) corporate, administrative, and development studio offices and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to sixteen years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases.

Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Lease costs
Operating lease costs	$46,252	$37,300	$29,383
Short term lease costs	$1,414	$1,148	$2,771

	Fiscal Year Ended March 31,
	2022	2021	2020
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$32,786	$35,458	$28,419
ROU assets obtained in exchange for lease obligations	$74,016	$34,638	$58,745

	March 31,
	2022	2021	2020
Weighted average information
Remaining lease term	10.09 years	8.61 years	8.90 years
Discount rate	4.29%	4.91%	4.98%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2022, are as follows:

For the years ending March 31,
2023	$47,905
2024	28,431
2025	37,686
2026	27,494
2027	23,777
Thereafter	146,256
Total future lease payments	$311,549
Less imputed interest	(61,331)
Total lease liabilities	$250,218

15.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2022 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2023	$324,884	$40,902	$77,499	$443,285
2024	213,005	53,870	45,480	312,355
2025	186,383	68,515	16,446	271,344
2026	113,485	45,986	416	159,887
2027	22,850	1,256	323	24,429
Thereafter	21,865	—	—	21,865
Total	$882,472	$210,529	$140,164	$1,233,165
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
    Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through March 2027 and primarily reflect our agreements with major sports leagues and players' associations.
    Purchase Obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through March 2027.
    Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2022, 2021, and 2020 were $22,445, $17,701, and $14,071, respectively.
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

16.   INCOME TAXES
    Components of income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Domestic	$357,511	$467,962	$322,297
Foreign	107,887	209,854	136,142
Income before income taxes	$465,398	$677,816	$458,439
    Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
Current:
U.S. federal	$12,004	$18,417	$26,561
U.S. state and local	(588)	6,030	3,575
Foreign	24,062	27,333	10,061
Total current income taxes	35,478	51,780	40,197
Deferred:
U.S. federal	34,764	43,642	45,079
U.S. state and local	2,926	1,070	1,317
Foreign	(25,792)	(7,562)	(32,613)
Total deferred income taxes	11,898	37,150	13,783
Provision for income taxes	$47,376	$88,930	$53,980

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	1.2%	1.1%	2.1%
Foreign tax rate differential(1)	(1.8)%	(2.9)%	1.0%
Foreign earnings(2)	(2.8)%	(0.3)%	(9.3)%
Tax credits(3)	(6.6)%	(4.3)%	(8.3)%
Excess tax benefits from stock-based compensation	(3.1)%	(2.0)%	(1.8)%
Earn-out adjustments	2.1%	—%	—%
Valuation allowance—domestic	(0.1)%	0.1%	0.2%
Valuation allowance—foreign(2)	0.4%	—%	7.3%
Change in reserves	(0.9)%	(0.4)%	(2.0)%
Other	0.8%	0.8%	1.6%
Effective tax rate	10.2%	13.1%	11.8%
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
(2) Fiscal year ended March 31, 2022 includes effects of an increase of the deferred tax asset related to the Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020. Fiscal year ended March 31, 2020 includes effects of a deferred tax asset and valuation allowance associated with a tax basis step up received in Switzerland related to TRAF.
(3) Tax benefits were recorded for fiscal years ended March 31, 2022, 2021, and 2020 attributable to certain tax credits related to software development activities.

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred tax assets:
Accrued compensation expense	$106,034	$132,794
Equity-based compensation	88,407	60,012
Tax credit carryforward	71,600	54,576
Tax basis step up related to TRAF	58,462	45,266
Operating lease liabilities	54,310	42,846
Net operating loss carryforward	10,298	5,576
Deferred revenue	13,046	3,323
Business reorganization	628	401
Other	13,145	10,236
Total deferred tax assets	415,930	355,030
Less: Valuation allowance	(121,896)	(95,761)
Net deferred tax assets	$294,034	$259,269
Deferred tax liabilities:
Capitalized software and depreciation	$(145,059)	$(99,673)
Right of use assets	(50,012)	(40,391)
Intangible amortization	(45,104)	(29,683)
Deferred revenue	—	—
Other	(1,846)	(2,773)
Total deferred tax liabilities	(242,021)	(172,520)
Net deferred tax asset (1)	$52,013	$86,749
(1) As of March 31, 2022, $73,801 is included in Deferred tax assets and $21,788 is included in Other long-term liabilities. As of March 31, 2021, $90,206 is included in Deferred tax assets and $3,457 is included in Other long-term liabilities.
    The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization.
    At March 31, 2022, we had domestic net operating loss carryforwards totaling $32,955 of which $13,131 will expire in 2023 to 2028, $13,210 will expire from 2029 to 2032, and $6,614 will expire in 2035 to 2041. In addition, we had foreign net operating loss carryforwards of $39,074, of which $18,438 will expire from 2026 to 2028, $7,317 will expire from 2041 to 2042 and the remainder may be carried forward indefinitely.
    At March 31, 2022, we had domestic tax credit carryforwards totaling $194,517, of which $47,743 expire in 2039 to 2043, and the remainder may be carried forward indefinitely.
    The total amount of undistributed earnings of foreign subsidiaries was approximately $392,647 at March 31, 2022 and $419,887 at March 31, 2021. As of March 31, 2022, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2022, 2021 and 2020, we recognized an increase of interest and penalties of $1,877, $2,594 and $71, respectively. The gross amount of interest and penalties accrued as of March 31, 2022 and 2021 was $11,228 and $9,351, respectively.

    As of March 31, 2022, we had gross unrecognized tax benefits, including interest and penalties, of $176,024, of which $65,781 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2022, gross unrecognized tax benefits increased by $8,464.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2019 and state income tax returns for periods prior to the fiscal year ended March 31, 2018. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2015 through March 31, 2019.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $8,817 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Balance, beginning of period	$158,209	$127,512	$132,320
Additions:
Current year tax positions	10,346	18,861	8,596
Prior year tax positions	4,213	20,953	1,404
Reduction of prior year tax positions	—	(981)	(14,270)
Lapse of statute of limitations	(7,971)	(8,136)	(538)
Balance, end of period	$164,797	$158,209	$127,512
    We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
17.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 13,954, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2022, there were approximately 8,348 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZelnickMedia in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors, or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of goods sold	$48,381	$8,707	$154,031
Selling and marketing	30,027	18,348	18,680
General and administrative	66,443	56,830	53,607
Research and development	38,118	26,587	31,563
Stock-based compensation expense before income taxes	$182,969	$110,472	$257,881
Income tax provision/(benefit)	$(35,435)	$(21,746)	$(48,687)
Stock-based compensation expense, net of income tax benefit	$147,534	$88,726	$209,194
Capitalized stock-based compensation expense	$82,106	$30,124	$24,451
    During the fiscal year ended March 31, 2022, the forfeiture of awards resulted in the reversal of expense of $690 and amounts capitalized as software development costs of $3,201. During the fiscal year ended March 31, 2021, the forfeiture of awards resulted in the reversal of expense of $69,758 and amounts capitalized as software development costs of $10,837. During the fiscal year ended March 31, 2020, the forfeiture of awards resulted in the reversal of expense of $425 and amounts capitalized as software development costs of $2,607.
    As of March 31, 2022, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $466,143 and will be either recognized as compensation expense over a weighted-average period of approximately 2.96 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2022, 2021 and 2020, the total fair values of restricted stock units that vested were $208,614, $205,867 and $219,007, respectively.
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
ZelnickMedia Non-Employee Awards
    In connection with the 2017 Management Agreement, we granted restricted stock units to ZelnickMedia (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2022	2021
Time-based	51	79
Market-based(1)	93	145
Performance-based(1)
IP	16	24
Recurrent Consumer Spending ("RCS")	16	24
Total Performance-based	32	48
Total Restricted Stock Units	176	272
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted in fiscal year 2022 will vest on April 13, 2023, provided that the 2017 Management Agreement or the 2022 Management Agreement, as applicable, has not been terminated prior to such vesting date, and those granted in fiscal 2021 vested on April 13, 2022.

    Market-based restricted stock units granted in fiscal year 2022 are eligible to vest on April 13, 2023, provided that the 2017 Management Agreement or the 2022 Management Agreement, as applicable, has not been terminated prior to such vesting date, and those granted in fiscal 2021 vested on April 13, 2022. Market-based restricted stock units are eligible to vest based on our Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over a two-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at least at the 75th percentile.
    Performance-based restricted stock units granted in fiscal year 2022 are eligible to vest on April 13, 2023, provided that the 2017 Management Agreement or the 2022 Management Agreement, as applicable, has not been terminated prior to such vesting date, and those granted in fiscal 2021 vested on April 13, 2022. Performance-based restricted stock units, of which 50% are tied to "IP" and 50% to "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units. Certain performance metrics have been achieved as of March 31, 2022 for the "IP" and "RCS" performance-based restricted stock units granted in fiscal year 2021 and fiscal year 2022.
    The unvested portion of time-based, market-based and performance-based restricted stock units held by ZelnickMedia as of March 31, 2022 and 2021 were 449 and 588, respectively. During the fiscal year ended March 31, 2022, 315 restricted stock units previously granted to ZelnickMedia vested and 0 restricted stock units were forfeited by ZelnickMedia.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2022, 2021 and 2020 was $180.97, $171.58 and $115.01 per share, respectively.
    For the fiscal years ended March 31, 2022, 2021 and 2020, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZelnickMedia was $182.66, $120.00 and $92.65 per share, respectively.

    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2021	2,064	$139.94
Granted	560	$180.87
Vested	(720)	$130.24
Forfeited	(56)	$158.98
Non-vested restricted stock units at March 31, 2022	1,848	$155.36
Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2022		2021		2020
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.1%	0.2%	0.2%	0.2%	1.8%	2.4%
Expected stock price volatility	37.3%	36.3%	40.7%	40.8%	39.4%	39.9%
Expected service period (years)	1.5	1.0	1.5	1.0	1.5	1.0
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2022, 2021, and 2020 was $292.76, $279.09, and $201.07 per share, respectively. For the fiscal years ended March 31, 2022, 2021, and 2020, the estimated value of the market-based restricted stock awards granted to ZelnickMedia was $293.32, $200.34, and $132.50 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2021	323	$187.21
Granted	288	$214.24
Vested	(357)	$150.96
Forfeited	(2)	$200.66
Non-vested restricted stock units at March 31, 2022	252	$242.90
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2022, 2021, and 2020 was $176.05, $176.42, and $124.50, respectively. For the fiscal years ended March 31, 2022, 2021, and 2020, the estimated value of the performance-based restricted stock awards granted to ZelnickMedia was $182.66, $120.00, and $92.65 per share, respectively.

    The following table summarizes the activity in non-vested restricted stock units to employees and ZelnickMedia under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2021	3,599	$150.06
Granted	96	$166.98
Vested	(93)	$136.42
Forfeited	(39)	$162.40
Non-vested restricted stock units at March 31, 2022	3,563	$112.81
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9,000, and as of March 31, 2022, there were approximately 8,535 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
    The fair value is determined using the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on historical stock price volatility. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The following table summarizes the assumptions used in the Black-Scholes valuation model to value our purchase rights:

	Fiscal Year Ended March 31,
	2022	2021
Risk-free interest rate	—%	—% - 0.1%
Expected stock price volatility	27.7% - 33.2%	27.7% - 33.2%
Expected service period (years)	0.5	0.5
Dividends	None	None
    For the fiscal year ended March 31, 2022, our employees purchased 143 shares for $19,657 with a weighted-average fair value of $137.84. For the fiscal year ended March 31, 2021, our employees purchased 139 shares for $14,214 with a weighted-average fair value of $101.81.
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
    During the fiscal years ended March 31, 2022, 2021, and 2020 we repurchased 1,260, 0, and 0 shares of our common stock in the open market, respectively, for $200,012, $0, and $0, respectively, including commissions of $13, $0 and $0, respectively, as part of the program. As of March 31, 2022, we had repurchased a total of 11,660 shares of our common stock under the program, and 10,000 shares of our common stock remained available for repurchase under the share repurchase program.
    All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.

19.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2022	2021	2020
Interest income	$17,622	$18,701	$47,341
Interest expense	(18,628)	(6,207)	(2,637)
Foreign currency exchange gain (loss)	(7,289)	727	(3,589)
Other	(5,917)	(4,425)	(2,610)
Interest and other, net	$(14,212)	$8,796	$38,505
20.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2020	$(60,535)	$600	$4,305	$(2,746)	$(58,376)
Other comprehensive (loss) income before reclassifications	51,253	—	(3,817)	3,364	50,800
Amounts reclassified from accumulated other comprehensive (loss) income	—	(600)	(1,333)	—	(1,933)
Tax effect on cross-currency swap	—	—	845	—	845
Balance at March 31, 2021	$(9,282)	$—	$—	$618	$(8,664)
Other comprehensive income (loss) before reclassifications	(43,589)	—	—	(5,092)	(48,681)
Balance at March 31, 2022	$(52,871)	$—	$—	$(4,474)	$(57,345)
21.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2022
Valuation allowance for deferred income taxes	$95,761	27,859	(1,724)	—	$121,896
Allowance for doubtful accounts	350	—	—	—	350
Fiscal Year Ended March 31, 2021
Valuation allowance for deferred income taxes	$86,937	11,525	(2,701)	—	$95,761
Allowance for doubtful accounts	443	—	—	(93)	350
Fiscal Year Ended March 31, 2020
Valuation allowance for deferred income taxes	$49,413	44,703	(7,179)	—	$86,937
Allowance for doubtful accounts	995	—	(547)	(5)	443
22.   ACQUISITIONS
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

The acquisition-date fair value of the consideration totaled $289,774, which consisted of the following:

Fair value of purchase consideration
Cash, including call option exercise	$132,863
Common stock (515 shares)	94,154
Contingent earn-out	$61,055
Deferred payment	$1,702
Total	$289,774

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

During the fiscal year ended March 31, 2022, we recognized General and administrative expense of $48,000, within our Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the acquisition of Nordeus. We reported $66,025 within Accrued expenses and $43,030 within Other long-term liabilities in our Consolidated Balance Sheet as of March 31, 2022.

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

	Fair Value	Weighted average useful life
Cash acquired	$22,566	N/A
Other tangible net assets	18,174	N/A
Other liabilities assumed	(63,283)	N/A
Intangible Assets
Developed game technology	186,500	9
User base	3,200	1
Branding and trade names	3,200	8
Game engine technology	3,900	4
Goodwill	115,517	N/A
Total	$289,774

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The amounts of revenue and earnings of Nordeus included in our Consolidated Statement of Operations from the acquisition date to the fiscal year ending March 31, 2022 are as follows:

Fiscal Year Ended March 31, 2022
Net revenue	$51,738
Net loss	$26,759

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the fiscal year ended March 31, 2022, as though the acquisition had occurred on April 1, 2020, the beginning of our fiscal year 2021 and Nordeus had been included in our consolidated results for the entire periods subsequent to that date.

	Fiscal Year Ended March 31,
	2022	2021
Pro forma Net revenue	$3,514,644	$3,416,630
Pro forma Net income	$425,401	$583,182

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

Transaction costs of $5,100 for the fiscal year ended March 31, 2022, which have been recorded within General and administrative expense in our Consolidated Statements of Operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

Asset Acquisition

In June 2021, we acquired two office buildings in the United Kingdom to use for office space for total cash consideration of $72,908. The transaction was treated as an asset acquisition, in which the cash consideration and direct transaction costs were allocated on a relative fair value basis to identified assets. The following table summarizes the acquisition date fair value of tangible assets, which are included within Fixed assets, net on our Consolidated Balance Sheets, and intangible assets, which are included within Intangible assets, net on our Consolidated Balance Sheets, acquired:

	Fair Value	Weighted average useful life
Building	$31,104	30
Land	38,243	N/A
Lease-in-place intangible asset	2,176	4
Total	$71,523

23. SUBSEQUENT EVENTS

Pending Acquisition
On January 9, 2022, we entered into a definitive merger agreement to acquire Zynga, a leading developer of mobile games. Under the terms and subject to the conditions of the merger agreement, Zynga stockholders will receive $3.50 in cash and a number of shares of our common stock equal to the exchange ratio for each share of Zynga common stock outstanding at the closing. The transaction is valued at $9.86 per share of Zynga common stock based on the market closing as of January 7, 2022, implying an enterprise value of $12.7 billion. The transaction includes a collar mechanism on the equity consideration, so that if the volume weighted average price ("VWAP") of Take-Two common stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the transaction and concluding at 4:00 p.m. New York time on the third trading day preceding such closing date is in a range from $156.50 to $181.88, the exchange ratio would be adjusted to deliver total consideration of $9.86 per Zynga share. If the VWAP of our common stock for the period noted in the prior sentence exceeds the higher end of that range the exchange ratio would be 0.0350 per share, and, if the VWAP is below the lower end of that range, the exchange ratio would be 0.0406 per share.
The transaction, which is currently anticipated to close during on Monday May 23, 2022, is subject to approval by Take-Two and Zynga stockholders and the satisfaction of the other customary closing conditions.
In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2.7 billion aggregate principal amount of our senior notes, consisting of $1.0 billion principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600 million principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600 million principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”) and $500 million principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Notes”).The Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).

The Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022.

ZelnickMedia Management Agreement

See Note 3 - Management Agreement for information relating to the 2022 Management Agreement entered into with ZelnickMedia.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 16, 2022
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 16, 2022
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 16, 2022
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 16, 2022
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 16, 2022
/s/ J MOSES
J Moses	Director	May 16, 2022
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 16, 2022
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 16, 2022
/s/ SUSAN TOLSON
Susan Tolson	Director	May 16, 2022
/s/ PAUL VIERA
Paul Viera	Director	May 16, 2022