Form 10-Q
period 2022-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2022-08-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 166,690,699 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$847.4	$1,732.1
Short-term investments	459.2	820.1
Restricted cash and cash equivalents	534.8	359.8
Accounts receivable, net of allowances of $1.3 and $0.4 at June 30, 2022 and March 31, 2022, respectively	633.7	579.4
Software development costs and licenses	63.8	81.4
Capped call receivable	140.1	—
Contract assets	101.3	104.9
Prepaid expenses and other	255.7	193.4
Total current assets	3,036.0	3,871.1
Fixed assets, net	300.2	242.0
Right-of-use assets	306.8	217.2
Software development costs and licenses, net of current portion	828.3	755.9
Goodwill	7,227.2	674.6
Other intangibles, net	5,454.6	266.5
Deferred tax assets	106.6	73.8
Long-term restricted cash and cash equivalents	108.9	103.5
Other assets	376.3	341.7
Total assets	$17,744.9	$6,546.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$199.9	$125.9
Accrued expenses and other current liabilities	1,601.7	1,074.9
Deferred revenue	1,079.7	865.3
Lease liabilities	55.4	38.9
Short-term debt	350.0	—
Total current liabilities	3,286.7	2,105.0
Long-term debt, net	2,935.5	—
Non-current deferred revenue	21.5	70.9
Non-current lease liabilities	341.2	211.3
Non-current software development royalties	117.4	115.5
Deferred tax liabilities, net	1,093.1	21.8
Other long-term liabilities	287.2	212.1
Total liabilities	$8,082.6	$2,736.6
Commitments and contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, $0.01 par value, 200.0 shares authorized; 189.9 and 139.0 shares issued and 166.2 and 115.4 outstanding at June 30, 2022 and March 31, 2022, respectively	1.9	1.4
Additional paid-in capital	8,616.5	2,597.2
Treasury stock, at cost; 23.7 and 23.7 common shares at June 30, 2022 and March 31, 2022, respectively	(1,020.6)	(1,020.6)
Retained earnings	2,185.0	2,289.0
Accumulated other comprehensive loss	(120.5)	(57.3)
Total stockholders' equity	$9,662.3	$3,809.7
Total liabilities and stockholders' equity	$17,744.9	$6,546.3
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,
	2022	2021
Net revenue:
Game	$1,019.2	$796.3
Advertising	83.2	17.0
Total net revenue	1,102.4	813.3
Cost of revenue	435.7	329.7
Gross profit	666.7	483.6
Selling and marketing	272.1	103.9
General and administrative	237.1	104.4
Research and development	172.6	92.3
Depreciation and amortization	22.3	12.5
Total operating expenses	704.1	313.1
(Loss) income from operations	(37.4)	170.5
Interest and other, net	(29.3)	(1.0)
(Loss) gain on fair value adjustments, net	(39.6)	2.0
(Loss) income before income taxes	(106.3)	171.5
(Benefit from) provision for income taxes	(2.3)	19.2
Net (loss) income	$(104.0)	$152.3
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.76)	$1.32
Diluted (loss) earnings per share	$(0.76)	$1.30
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,
	2022	2021
Net (loss) income	$(104.0)	$152.3
Other comprehensive (loss) income:
Foreign currency translation adjustment	(62.8)	6.1
Change in fair value of available for sale securities	(0.4)	(0.2)
Other comprehensive (loss) income	(63.2)	5.9
Comprehensive (loss) income	$(167.2)	$158.2

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(104.0)	$152.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	47.5	24.5
Stock-based compensation	43.9	49.1
Noncash lease expense	11.4	9.4
Amortization of intellectual property	117.6	15.2
Depreciation	17.5	12.5
Impairment of software development costs and licenses	19.9	9.8
Amortization of debt issuance costs	8.6	—
Interest expense	20.7	—
Fair value adjustments	39.6	2.0
Other, net	(25.0)	1.9
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	214.9	74.7
Software development costs and licenses	(103.5)	(85.9)
Prepaid expenses and other current and other non-current assets	(67.6)	19.4
Deferred revenue	(159.5)	(94.7)
Accounts payable, accrued expenses and other liabilities	18.8	(42.0)
Net cash provided by operating activities	100.8	148.2
Investing activities:
Change in bank time deposits	125.6	311.9
Proceeds from available-for-sale securities	242.8	161.2
Purchases of available-for-sale securities	—	(302.5)
Purchases of fixed assets	(42.5)	(86.4)
Purchases of long-term investments	(5.1)	(0.1)
Business acquisitions	(3,128.1)	(97.9)
Net cash used in investing activities	(2,807.3)	(13.8)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(53.9)	(48.3)
Issuance of common stock	11.4	9.2
Payment for settlement of convertible notes	(1,166.8)	—
Proceeds from issuance of debt	3,248.9	—
Cost of debt	(22.6)	—
Net cash provided by (used in) financing activities	2,017.0	(39.1)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(14.7)	1.8
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(704.2)	97.1
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,195.3	2,060.2
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,491.1	$2,157.3
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	$1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(104.0)	—	(104.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(62.8)	(62.8)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	—	61.3	—	—	—	—	61.3
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.4)	—	(53.9)	—	—	—	—	(53.9)
Employee share purchase plan settlement	0.1	—	11.4	—	—	—	—	11.4
Issuance of shares related to Zynga Acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Stock-based compensation assumed in Zynga Acquisition	—	—	143.6	—	—	—	—	143.6
Issuance of shares for conversion of Convertible Notes	3.7	—	479.7	—	—	—	—	479.7
Balance, June 30, 2022	189.9	$1.9	$8,616.5	(23.7)	$(1,020.6)	$2,185.0	$(120.5)	$9,662.3

	Three Months Ended June 30, 2021
	Take-Two Interactive Software, Inc. stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137.6	$1.4	$2,288.8	(22.4)	$(820.6)	$1,871.0	$(8.7)	$—	$3,331.9
Net income	—	—	—	—	—	152.3	—	—	152.3
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6.1	—	6.1
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	73.8	—	—	—	—	—	73.8
Issuance of restricted stock, net of forfeitures and cancellations	0.9	—	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.3)	—	(48.2)	—	—	—	—	—	(48.2)
Employee share purchase plan settlement	0.1	—	9.2	—	—	—	—	—	9.2
Issuance of shares related to Nordeus acquisition	0.5	—	94.1	—	—	—	—	—	94.2
Call option related to Nordeus Acquisition	—	—	—	—	—	—	—	12.4	12.4
Balance, June 30, 2021	138.8	$1.4	$2,417.7	(22.4)	$(820.6)	$2,023.3	$(2.8)	$12.4	$3,631.5

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are designed for console gaming systems, personal computers ("PC"), and mobile including smart phones and tablets ("Mobile"), and are delivered through physical retail, digital download, online platforms, and cloud streaming services.
Acquisition of Zynga
On May 23, 2022, we completed our acquisition of Zynga Inc. ("Zynga"), a leading developer of mobile games. Refer to Note 14 - Acquisitions for additional information.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
We are reiterating our significant accounting policy on revenue recognition included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, including certain revenue policies applied upon the close of the Zynga acquisition.
Revenue Recognition
We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems, personal computers, and Mobile. We also generate revenue from advertising within our software products.
Game. Our interactive entertainment content consists of full game software products that may contain offline gameplay, online gameplay, or a combination of offline and online gameplay. We may also sell separate downloadable add-on content to supplement our full game software products. Certain of our software products provide customers with the option to acquire virtual currency or make in-game purchases.
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
In addition to sales of our full game software products, we also offer free-to-play software products, both of which may provide customers with the option to acquire virtual currency or make in-game purchases. For virtual currency and in-game purchases the satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as follows:
•Consumable: Consumable virtual items represent items that can be consumed by a specific player action. Consumable virtual items do not result in a direct benefit that the player keeps or provide the player any continuing benefit following consumption, and they often enable a player to perform an in-game action immediately. For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates less than one month.
•Durable: Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.
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
Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers, and directly with advertisers to display advertisements in our games. For our in-game advertising arrangements, our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
For in-game display advertisements, in-game offers, engagement advertisements, and other advertisements, our performance obligation is satisfied over the life of the contract, with revenue being recognized as advertising units are delivered.
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
Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, Valve's Steam, and Epic Games Store we have determined we are not the principal in the sales transaction to the end user and therefore we report revenue based on the consideration received from the digital storefront. For sales arrangements via Apple's App Store and the Google Play Store, we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within Cost of revenue.

Shipping and Handling
Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of revenue because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
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
Payment Terms
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
Recently Adopted Accounting Pronouncements
Accounting for Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on any entity's financial statements. The new guidance is effective for fiscal years beginning after December 15, 2021 with the new disclosures required on an annual basis, and can be applied either prospectively or retrospectively. The Company adopted the new guidance on April 1, 2022 and will include the disclosures as required in its annual reporting with respect to any government assistance or grants subject to the scope of the guidance to the extent material.
Accounting for Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this new standard, deferred revenue acquired in a business combination is measured pursuant to ASC 606, Revenue from Contracts with Customers, rather than its assumed acquisition date fair value under the current guidance. We adopted this effective April 1, 2022. The adoption of this update did not have an impact on our Condensed Consolidated Financial Statements and was applied to our acquisition of Zynga. Refer to Note 14 - Acquisitions.
Accounting for Convertible Debt
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models and generally requiring that a convertible instrument be accounted for as a single liability measured at amortized cost, with no conversion feature separately recorded in equity. Similarly, no portion of issuance costs will be allocated to equity under the ASU. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. We adopted this effective April 1, 2022. The adoption of this update did not have an impact on our Condensed Consolidated Financial Statements.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue
Timing of recognition
Net revenue recognized at a point in time is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e. upon delivery of the software product).
Net revenue recognized over time is primarily comprised of revenue from our software products that include game related services, separate virtual currency transactions, and in-game purchases, which are recognized over an estimated service period. Over time net revenue includes in-game advertising.

Net revenue by timing of recognition was as follows:

	Three Months Ended June 30,
	2022	2021
Net revenue recognized:
Over time	$807.5	$572.3
Point in time	294.9	241.0
Total net revenue	$1,102.4	$813.3

Content
Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended June 30,
	2022	2021
Net revenue recognized:
Recurrent consumer spending	$825.6	$572.3
Full game and other	276.8	241.0
Total net revenue	$1,102.4	$813.3

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2022	2021
Net revenue recognized:
United States	$682.9	$493.2
International	419.5	320.1
Total net revenue	$1,102.4	$813.3

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2022	2021
Net revenue recognized:
Console	$607.2	$602.4
Mobile	369.6	82.3
PC and other	125.6	128.6
Total net revenue	$1,102.4	$813.3

Distribution Channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2022	2021
Net revenue recognized:
Digital online	$1,037.8	$740.8
Physical retail and other	64.6	72.5
Total net revenue	$1,102.4	$813.3

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of June 30, 2022 and March 31, 2022 were $1,101.2 and $936.2, respectively. For the three months ended June 30, 2022, the additions to our deferred revenue balance were primarily due to the acquisition of Zynga (Note 14 - Acquisitions), which added $333.1 to our deferred revenue balance and cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2022 and 2021, $439.7 and $463.2, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the three months ended June 30, 2022, $80.3 of revenue was recognized from the deferred revenue balance acquired from the Zynga acquisition. As of June 30, 2022, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,254.4, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,179.5 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2022 and March 31, 2022, our contract asset balances were $101.3 and $104.9, respectively.
3. MANAGEMENT AGREEMENT
In November 2017, we entered into a management agreement (the "2017 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") that replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia was to provide financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continued to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continued to serve as President of the Company. The 2017 Management Agreement provided for an annual management fee of $3.1 over the term of the agreement and a maximum annual bonus opportunity of $7.4 over the term of the agreement, based on the Company achieving certain performance thresholds.
In May 2022, we entered into a new management agreement (the "2022 Management Agreement") with ZelnickMedia that replaced the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective on May 23, 2022, when our acquisition of Zynga closed (refer to Note 14 - Acquisitions). On May 21, 2022, ZelnickMedia assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have and expect to grant time-based and performance-based restricted units to ZMC.
In consideration for ZMC's services, we recorded consulting expense (a component of General and administrative expenses) of $2.7 and $1.7 during the three months ended June 30, 2022 and 2021, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is included in General and administrative expenses, of $8.5 and $7.2 during the three months ended June 30, 2022 and 2021, respectively.
In connection with the 2022 Management Agreement and 2017 Management Agreement, we have granted restricted stock units (in thousands) to ZMC as follows:

	Three Months Ended June 30,
	2022	2021
Time-based	192	51
Market-based(1)	510	93
Performance-based(1)
IP	18	16
Recurrent Consumer Spending ("RCS")	153	16
Total Performance-based	171	32
Total Restricted Stock Units	873	176
(1) Represents the maximum of shares eligible to vest
Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement will vest on April 13, 2024, and those granted in fiscal year 2022 will vest on April 13, 2023. Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement will vest on June 1, 2023, June 1, 2024, and June 1, 2025.
Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 are eligible to vest on April 13, 2023. Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute either the NASDAQ Composite Index under the 2017 Management Agreement or the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a two-year period or three-year period. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 are eligible to vest on April 13, 2023. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" or "RCS" measured over a two- or three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC were 1.1 and 0.4 as of June 30, 2022 and March 31, 2022, respectively. During the three months ended June 30, 2022, 0.2 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.
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

	June 30, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$14.3	$—	$—	$14.3
Bank-time deposits	251.8	—	—	251.8
Short-term investments:
Corporate bonds	—	416.2	—	416.2
Bank-time deposits	16.1	—	—	16.1
US Treasuries	5.0	—	—	5.0
Commercial paper	—	21.9	—	21.9
Restricted cash and cash equivalents:
Money market funds	466.8	—	—	466.8
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	108.7	—	—	108.7
Other assets:
Private equity	—	—	26.1	26.1
Capped call receivable	—	140.1	—	140.1
Total financial assets	$863.2	$578.2	$26.1	$1,467.5

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	—	—	(116.6)	(116.6)
Other-long term liabilities:
Contingent earn-out consideration	—	—	(6.2)	(6.2)
Long-term debt, net:
Convertible notes	—	(54.4)	—	(54.4)
Total financial liabilities	$—	$(54.4)	$(122.8)	$(177.2)

	March 31, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Bank-time deposits	$636.0	$—	$—	$636.0
Money market funds	501.9	—	—	501.9
Commercial paper	—	119.4	—	119.4
US Treasuries	52.0	—	—	52.0
Certificates of Deposit	—	10.0	—	10.0
Corporate bonds	—	2.8	—	2.8
Restricted cash and cash equivalents:
Money market funds	356.8	—	—	356.8
Bank-time deposits	0.5	—	—	0.5
Short-term investments:
Corporate bonds	—	538.5	—	538.5
Bank-time deposits	131.8	—	—	131.8
Commercial paper	—	125.4	—	125.4
US Treasuries	23.4	—	—	23.4
Certificates of Deposit	—	1.0	—	1.0
Other assets:
Private equity	—	—	16.1	16.1
Restricted cash and cash equivalents, long term:
Money market funds	103.5	—	—	103.5
Total financial assets	$1,805.9	$797.1	$16.1	$2,619.1

Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	—	(0.2)	—	(0.2)
Contingent earn-out consideration	—	—	(66.0)	(66.0)
Other long-term liabilities:
Contingent earn-out consideration	$—	$—	$(43.0)	(43.0)
Total financial liabilities	$—	$(0.2)	$(109.0)	$(109.2)
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2022.
In connection with the Nordeus acquisition we completed on June 1, 2021, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $153.0 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. We recorded $61.1 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.

During the three months ended June 30, 2022, we recognized General and administrative expense of $6.3 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability to $115.3 and is recorded within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2022. The increase resulted from Nordeus achieving certain performance measures in the first 12-month period and a higher probability of Nordeus achieving certain performance measures in the second 12-month period.

The remaining contingent consideration of $7.5 relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2022, we held $25.0 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$16.1	$—	$—	$16.1
Available-for-sale securities:
Corporate bonds	422.5	—	(6.3)	416.2
US Treasuries	5.0	—	—	5.0
Commercial paper	21.9	—	—	21.9
Total Short-term investments	$465.5	$—	$(6.3)	$459.2

	March 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$131.8	$—	$—	$131.8
Available-for-sale securities:
Corporate bonds	544.3	—	(5.8)	538.5
US Treasuries	23.4	—	—	23.4
Commercial Paper	125.4	—	—	125.4
Certificates of Deposit	1.0	—	—	1.0
Total Short-term investments	$825.9	$—	$(5.8)	$820.1
The following table summarizes the contracted maturities of our short-term investments at June 30, 2022:

	June 30, 2022
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$389.4	$385.4
Due in 1 - 2 years	76.1	73.8
Total Short-term investments	$465.5	$459.2

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our risk management strategy includes the use of derivative financial instruments to reduce the volatility associated with changes in foreign currency exchange rates on earnings, cash flows, and certain balance sheet amounts. We do not enter into derivative financial contracts for speculative or trading purposes. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets, and we measure those instruments at fair value. We classify cash flows from derivative transactions as cash flows from operating activities in our Consolidated Statements of Cash Flows.
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2022	March 31, 2022
Forward contracts to sell foreign currencies	$99.5	$132.8
Forward contracts to purchase foreign currencies	311.6	75.8
For the three months ended June 30, 2022 and 2021, we recorded a gain of $1.6 and a loss of $1.8, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2022		March 31, 2022
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$36.5	$678.4	$59.2	$599.3
Software development costs, externally developed	21.7	126.9	19.3	145.2
Licenses	5.6	23.0	2.9	11.4
Software development costs and licenses	$63.8	$828.3	$81.4	$755.9
During the three months ended June 30, 2022 and 2021, we recorded $19.9 and $9.8, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended June 30, 2022 related to a decision not to proceed with further development of certain interactive entertainment software products. The impairment charges recorded during the three months ended June 30, 2021 related to unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	March 31, 2022
Software development royalties	$658.9	$615.7
Deferred acquisition payments	192.4	78.6
Tax payable	159.7	14.1
Compensation and benefits	130.1	134.0
Licenses	119.1	81.1
Marketing and promotions	85.4	30.6
Refund liability	41.2	51.7
Professional fees	26.6	17.0
Interest payable	20.7	—
Sales tax liability	18.0	17.2
Other	149.6	34.9
Accrued expenses and other current liabilities	$1,601.7	$1,074.9

9. DEBT
Bridge Loan
During the fiscal year ended March 31, 2022, in connection with our acquisition of Zynga (refer to Note 14 - Acquisitions), we received a bridge loan commitment of $2,700.0. The bridge loan commitment was terminated in April 2022 as a result of our Senior Notes debt offering discussed below. During the three months ended June 30, 2022, we recognized expense related to interest and fees of $6.1 related to the bridge loan commitment within Interest and other, net in our Condensed Consolidated Statements of Operations. At June 30, 2022, all deferred financing costs related to the bridge loan commitment were fully amortized.
Senior Notes
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”).
The Senior Notes were issued under an indenture, dated as of April 14, 2022 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”) and (i) a first supplemental indenture, with respect to the 2024 Notes, (ii) a second supplemental indenture, with respect to the 2025 Notes, (iii) a third supplemental indenture, with respect to the 2027 Notes and (iv) a fourth supplemental indenture, with respect to the 2032 Notes (collectively, the “Supplemental Indentures” and together with the Base Indenture, the “Indenture”), each dated as of April 14, 2022, between the Company and the Trustee.
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance a portion of our acquisition of Zynga.
The Senior Notes are not entitled to any sinking fund payments. We may redeem each series of the Senior Notes at any time in whole or from time to time in part at the applicable redemption prices set forth in each Supplemental Indenture. Upon the occurrence of a Change of Control Repurchase Event (as defined in each of the Supplemental Indentures) with respect to a series of the Senior Notes, each holder of the Senior Notes of such series will have the right to require the Company to purchase that holder’s Notes of such series at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase, unless the Company has exercised its option to redeem all the Senior Notes.

In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Senior Notes will become due and payable immediately. If any other event of default specified in the Indenture occurs and is continuing with respect to any series of the Senior Notes, the Trustee or the holders of at least 25% in aggregate principal amount of that series of the outstanding Notes may declare the principal of such series of Senior Notes immediately due and payable.
The Indenture contains certain limitations on the ability of the Company and its subsidiaries to grant liens without equally securing the Senior Notes, or to enter into certain sale and lease-back transactions. These covenants are subject to a number of important exceptions and limitations, as further provided in the Indenture.
During the three months ended June 30, 2022, we recognized interest expense of $20.2 within Interest and other, net in our Condensed Consolidated Statements of Operations.
Debt issuance costs of $19.1 and original issuance discount of $1.3 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the three months ended June 30, 2022, we recognized $1.2 of amortization of debt issuance costs and $0.1 of amortization of the original issuance discount.
As of June 30, 2022, $2,681.0 was recorded within Long term debt, net on Condensed Consolidated Balance Sheet, and the fair value (Level 2) of the Senior Notes was $2,630.9.
Credit Agreement
On May 23, 2022, we entered into a new unsecured Credit Agreement (the "2022 Credit Agreement"), which replaced in its entirety the Company's prior Credit Agreement, dated as of February 8, 2019, which was paid off in full and terminated. The 2022 Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement).
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (3.25% at June 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 0.10% at June 30, 2022, which rates are determined by the Company's credit rating.
The 2022 Credit Agreement also includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to certain exceptions and baskets. In addition, the 2022 Credit Agreement provides for events of default customary for a credit facility of this size and type, including, among others, non-payment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, cross-defaults to material indebtedness, and material judgment defaults (subject to certain limitations and cure periods).
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022, we amortized $0.1 of these debt issuance costs.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement, which constitutes senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations, and will record interest within Interest and other, net in our Condensed Consolidated Statement of Operations. This borrowing has a maturity date of May 23, 2027. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). After giving effect to this borrowing, $200.0 is recorded within Long Term Debt, net on our Condensed Consolidated Balance Sheet; the fair value (Level 2) of the debt was $200.0; and we had approximately $297.5 available for additional borrowings as of June 30, 2022.

Information related to availability on our respective credit agreements for each period was as follows:

	June 30, 2022	March 31, 2022
Available borrowings	$297.5	$247.5
Outstanding letters of credit	2.5	2.5
We recorded interest expense and fees related to the 2022 Credit Agreement and our prior credit agreement of $0.1 and $0.1 for the three months ended June 30, 2022 and 2021, respectively, within Interest and other, net in our Condensed Consolidated Statement of Operations.
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which margins are determined by reference to the our credit rating. The Term Loan constitutes senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations.
The Term Loan also includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to certain exceptions and baskets. In addition, the Term Loan provides for events of default customary for a credit facility of this size and type, including, among others, non-payment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, cross-defaults to material indebtedness, and material judgment defaults (subject to certain limitations and cure periods).
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.6%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). We will record interest within Interest and other, net in our Condensed Consolidated Statement of Operations. As of June 30, 2022, $350.0 was recorded within Short-term debt on Condensed Consolidated Balance Sheet, and the fair value (Level 2) of the Term Loan debt approximates book value.
Convertibles Notes
In conjunction with the acquisition of Zynga on May 23, 2022 (refer to Note 14 - Acquisitions), we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Trustee, relating to Zynga’s 0% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes were outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes were outstanding.
Following the acquisition and according to the Supplemental Indentures, we assumed all of Zynga’s rights and obligations under the Indentures, and the Company guaranteed the payment and other obligations of Zynga under the Convertible Notes. As a result of our acquisition of Zynga, the right to convert each one thousand dollar principal amount of such Convertible Notes into shares of Zynga common stock was changed into a right to convert such principal amount of such Convertible Notes into the number of units of Reference Property equal to the conversion rate in effect immediately prior to the closing of the Zynga Acquisition, in each case pursuant to the terms and procedures set forth in the applicable Indenture. A unit of Reference Property is defined in each Indenture as 0.0406 shares of Take-Two common stock and $3.50 in cash, without interest, plus cash in lieu of any fractional shares of Take-Two common stock.
The 2024 Convertible Notes and 2026 Convertible Notes mature on June 1, 2024, and December 15, 2026, respectively, unless earlier converted, redeemed, or repurchased in accordance with their terms, respectively, prior to the maturity date. Interest is payable semiannually on the 2024 Convertible Notes in arrears on March 1 and September 1 of each year. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete.
The acquisition of Zynga constituted a Fundamental Change, a Make-Whole Fundamental Change, and a Share Exchange Event (each as defined in the Indentures) under the Indentures. The effective date of the Fundamental Change, Make-

Whole Fundamental Change and Share Exchange Event in respect of the Convertible Notes was May 23, 2022 (the “Convertible Notes Effective Date”), and the related tender and conversion periods expired on June 22, 2022. As a result, each holder of Convertible Notes had the right to tender its Convertible Notes to the Company for cash or surrender its Convertible Notes for conversion into the Reference Property at the applicable conversion rate, in each case pursuant to the terms and procedures set forth in the applicable Indenture.
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at June 30, 2022.
The 2024 Convertible Notes and 2026 Convertible Notes constitute senior unsecured indebtedness of Zynga, ranking pari passu with all of our other existing and future senior unsecured unsubordinated obligations of Zynga. As a result the 2024 Convertible Notes and 2026 Convertible Notes are structurally senior to the indebtedness of the Company as to Zynga and its assets. As noted above, the Company also guaranteed the payment and other obligations of Zynga under the Convertible Notes. The Company's guarantees of the 2024 Convertible Notes and 2026 Convertible Notes are the Company's senior unsecured obligations and rank equally with all of the Company's other existing and future senior unsecured unsubordinated obligations.
Under the terms of the applicable Indentures, prior to the close of business on the business day immediately preceding March 1, 2024 with respect to the 2024 Convertible Notes and September 15, 2026 with respect to the 2026 Convertible Notes, the Convertible Notes will be convertible only under the following circumstances:
•    during any calendar quarter, if the value of a unit of Reference Property (based on the last reported sales price of our common stock), for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the applicable series of the 2024 Convertible Notes or 2026 Convertible Notes, respectively, on each applicable trading day;
•    during the five business-day period after any five consecutive trading-day period in which the trading price per one thousand dollar principal amount of each applicable series of the 2024 Convertible Notes or 2026 Convertible Notes for such trading day was less than 98% of the product of the value of a unit of Reference Property (based on the last reported sale price of our common stock) and the conversion rate of the applicable series of the 2024 Convertible Notes or 2026 Convertible Notes, respectively, on each such trading day;
•    if we call the 2024 Convertible Notes or 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the respective redemption date; or
•    upon the occurrence of specified corporate events described in the respective Indentures.
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of June 30, 2022, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met and therefore both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 14 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of June 30, 2022, we recorded $25.0 as the fair value of the remaining outstanding 2024 Convertible Notes, or $3.6 more than principal, and $29.3 as the fair value of the remaining outstanding 2026 Convertible Notes, or $0.1 less than principal, within Long-term debt, net in our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2022, we recognized a loss of $47.8 within (Loss) gain on fair value adjustments, net in our Condensed Consolidated Statements of Operations, which includes the loss recognized on the converted Convertible Notes.
Capped Calls
In connection with the Convertible Notes, Zynga also previously entered into privately negotiated Capped Call options with certain counterparties. These Capped Call options were intended to reduce the potential economic dilution of Zynga shares upon any conversion of the Convertible Notes and/or offset any cash payments made in excess of the principal amount of converted notes with such reduction and/or offset, as the case might have been, subject to a maximum based on the cap price.
Following the acquisition of Zynga, we entered into Termination Agreements with each counterparty related to the acquired Capped Call arrangements to be settled in cash. Pursuant to the terms of the Termination Agreements, the Capped Call options will be terminated over a period of time specified in each Termination Agreement and each counterparty will owe a cash payment to the Company, as applicable, as a result of the termination of the Capped Call options that will be calculated based on their fair market value calculated by each counterparty during a termination valuation period.
We have accounted for these Capped Calls as derivatives under ASC 815. We initially recorded $131.3 as the acquisition date fair value of these Capped Calls, and, as of June 30, 2022, the fair value of $140.1 is recorded on our Condensed Consolidated Balance Sheet. The fair value (Level 2), in each instance, was determined based on negotiated termination agreements with the counterparties, which are dependent on our stock price over a certain period of time as further defined in the respective agreements. During the three months ended June 30, 2022, we recognized a gain of $8.8 within (Loss) gain on fair value adjustments, net in our Consolidated Statements of Operations.
In July 2022, we received $140.1 in cash for settlement of these Capped Calls.
Maturities
As a result of the different debt components discuss above, the aggregate amount of maturities for all of our long-term borrowings is as follows:

Fiscal Year Ended March 31,	Maturities
2023 (remaining)	$—
2024	1,000.0
2025	21.4
2026	600.0
2027	$29.4
10. (LOSS) EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,
	2022	2021
Computation of Basic (loss) earnings per share:
Net (loss) income	$(104.0)	$152.3
Weighted average shares outstanding—basic	136.5	115.7
Basic (loss) earnings per share	$(0.76)	$1.32

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(104.0)	$152.3

Weighted average shares outstanding—basic	136.5	115.7
Add: dilutive effect of common stock equivalents	—	1.4
Weighted average common shares outstanding—diluted	136.5	117.1

Diluted (loss) earnings per share	$(0.76)	$1.30
We incurred a net loss for the three months ended June 30, 2022; therefore, the diluted weighted average shares outstanding exclude the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2022, we had 2.7 potentially dilutive shares from share-based awards and 1.7 of shares from Convertible Notes that are excluded due to the net loss for the period.

During the three months ended June 30, 2022, 1.2 restricted stock awards vested, we granted 2.5 unvested restricted stock awards, and 0.8 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in the reversal of expense of $47.7 and amounts capitalized as software development costs of $6.1.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2022	$(52.8)	$(4.5)	$(57.3)
Other comprehensive loss before reclassifications	(62.8)	(0.4)	(63.2)
Balance at June 30, 2022	$(115.6)	$(4.9)	$(120.5)

	Three Months Ended June 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9.3)	$0.6	$(8.7)
Other comprehensive income (loss) before reclassifications	6.1	(0.2)	5.9
Balance at June 30, 2021	$(3.2)	$0.4	$(2.8)

12. COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of June 30, 2022 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2023 (remaining)	$315.3	$39.3	$51.3	$192.4	$598.3
2024	207.8	53.9	56.8	93.4	411.9
2025	183.7	68.5	63.2	24.7	340.1
2026	113.8	46.0	46.5	1.9	208.2
2027	22.9	1.3	42.8	0.3	67.3
Thereafter	21.9	—	240.6	—	262.5
Total	$865.4	$209.0	$501.2	$312.7	$1,888.3
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

Operating Leases:    Our offices are occupied under non-cancelable operating leases expiring at various times through December 2037. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through February 2026.
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

13. INCOME TAXES
The benefit from income taxes for the three months ended June 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $2.3 for the three months ended June 30, 2022, as compared to the provision for income taxes of $19.2 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 2.2% for the three months ended June 30, 2022 was due primarily to tax expense of $12.1 related to the geographic mix of earnings, tax expense of $9.4 from employee stock-based compensation, nondeductible expense of $8.2 related to the settlement of convertible debt, offset by benefits of $22.4 from tax credits.
Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement is effective for the Company beginning April 1, 2022. For the three months ended June 30, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.
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
14. ACQUISITIONS
On May 23, 2022, we completed our acquisition of 100% of the issued and outstanding shares of Zynga, a leading developer of mobile games (the "Zynga Acquisition"). Under the terms and conditions of the merger agreement, each Zynga stockholder received $3.50 in cash and 0.0406 shares of our common stock and cash in lieu of fractional shares for each share of Zynga common stock outstanding at closing. Our consideration consisted of an aggregate of $3,992.4 in cash, 46.3 shares of our common stock, and $143.6 of replacement equity awards attributable to the pre-acquisition service period (see below). In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our Senior Notes (refer to Note 9 - Debt). The cash portion of the merger consideration was funded from our cash on hand, including the proceeds from our senior notes offering. Transaction costs of $104.8, $8.3, and $5.6 for the three months ended June 30, 2022 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations.

We acquired Zynga as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings

The acquisition-date fair value of the consideration totaled $9,513.7, which consisted of the following:

Fair value of purchase consideration
Cash	$3,992.4
Common stock (46.3 shares)	5,377.7
Replacement equity awards	143.6
Total	$9,513.7

We used the acquisition method of accounting and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The initial accounting is incomplete as of June 30, 2022 for the acquired assets and assumed liabilities as the Company is currently in the process of completing the assessment of intangible assets. Additional intangible assets may be recognized as the valuation is complete. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Zynga:

	Fair Value	Weighted average useful life
Cash acquired	$864.9	N/A
Accounts receivable	271.2	N/A
Prepaid expenses and other	192.6	N/A
Fixed assets	41.5	N/A
Right-of-use assets	85.7	N/A
Other tangible assets	67.3	N/A
Accounts payable	(78.5)	N/A
Accrued expenses and other current liabilities	(355.5)	N/A
Deferred revenue	(333.1)	N/A
Lease liabilities	(15.4)	N/A
Long-term debt	(1,653.1)	N/A
Non-current lease liabilities	(129.1)	N/A
Deferred tax liabilities, net	(1,254.7)	N/A
Other liabilities assumed	(61.5)	N/A
Intangible Assets
Developed game technology	4,526.0	7
Branding and trade names	384.0	12
Game engine technology	130.0	3
User base	126.0	1
Developer relationships	72.0	7
Advertising technology	42.0	3
Customer relationships	35.0	5
Goodwill	6,556.4	N/A
Total	$9,513.7

Convertible Notes and Related Capped Calls

Refer to Note 9 - Debt for a discussion of the Convertible Notes and related Capped Calls that were previously issued by Zynga.

Identifiable Intangible Assets Acquired and Goodwill

The preliminary fair value estimates of Developed game technology, Game engine technology, and Advertising technology were estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the Developed game technology, Advertising technology, and Game engine technology intangible assets, respectively, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The amortization for these intangible assets have been recorded to Cost of revenue in our Condensed Consolidated Statements of Operations.

The preliminary fair value estimate of Branding and trade names was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned. The amortization for the Branding and trade names intangible asset has been recorded to Depreciation and amortization in our Condensed Consolidated Statements of Operations.

The preliminary fair value estimate of User base was estimated using the replacement cost method. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the User Base as an indicator of fair value. The amortization for the User base intangible asset has been recorded to Selling and marketing in our Condensed Consolidated Statements of Operations.

The preliminary fair value estimate of Developer relationships and Customer relationships were estimated using the with and without method, which is a form of the income approach. The with and without method considers the hypothetical impact to the projected cash flows of the business if the asset were not in place. The amortization for the Developer relationships and Customer relationships intangible assets have been recorded to Research and development and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations.

The $6,556.4 of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Stock-Based Compensation

In connection with the Zynga Acquisition, (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $143.6 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of June 30, 2022, the future expense for the Converted RSU and PSU Awards was approximately $411.5, which will be recognized over a weighted average service period of approximately 1.7 years. As of June 30, 2022, the future expense for the Converted Options was approximately $4.8, which will be recognized over a weighted average service period of approximately 0.9 years.

Zynga Revenue and Earnings

The amounts of revenue and earnings of Zynga included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

Three Months Ended June 30, 2022
Net revenue	$276.7
Net loss	$177.5

Pro-forma Financial Information

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three months ended June 30, 2022 and 2021, as though the acquisition had occurred on April 1, 2021, the beginning of fiscal year 2022, and Zynga had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended June 30,
	2022	2021
Pro-forma Net revenue	$1,480.6	$1,538.3
Pro-forma Net loss	$19.1	$295.4

The unaudited pro-forma consolidated results above are based on the historical financial statements of Take-Two and Zynga and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of fiscal year 2022 and are not indicative of the future operating results of the combined company. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) alignment of revenue accounting policy regarding the timing of recognition of consumable and durable virtual items, (ii) additional interest expense related to financing for the acquisition, (iii) additional incremental stock-based compensation expense for the replacement of Zynga’s outstanding equity awards with Take-Two replacement equity awards, (iv) alignment of Zynga's accounting policy with Take-Two’s policy to expense certain royalty prepayments until technological feasibility is established, (v) additional lease expense resulting from the fair value adjustments to the operating lease liabilities and operating lease assets, (vi) additional amortization expense related to finite-lived intangible assets acquired, and (vii) the related tax effects assuming that the business combination occurred on April 1, 2021.

The significant nonrecurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs and the related tax effects incurred after the acquisition to the earliest period presented.

15. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2022	$674.6
Acquisition of Zynga (see Note 14)	6,556.4
Additions from immaterial acquisitions	1.7
Currency translation adjustment	(5.5)
Balance at June 30, 2022	$7,227.2
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed game technology	$4,825.5	$(172.9)	$4,652.6	7 years
Branding and trade names	$394.9	$(7.4)	$387.5	10 years
Game engine technology	$159.4	$(18.8)	$140.6	3 years
User base	$135.4	$(23.1)	$112.3	1 year
Developer relationships	$72.0	$(1.1)	$70.9	7 years
Advertising technology	$42.0	$(1.5)	$40.5	3 years
Intellectual property	$41.1	$(26.8)	$14.3	6 years
Customer relationships	$35.0	$(0.8)	$34.2	5 years
Analytics technology	$29.3	$(29.3)	$—	0 years
In place lease	$2.4	$(0.7)	$1.7	4 years
Total intangible assets	$5,737.0	$(282.4)	$5,454.6

    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$97.4	$11.3
Selling and marketing	$14.9	$1.8
Research and development	$—	$1.7
Depreciation and amortization	$5.3	$0.4
Total amortization of intangible assets	$117.6	$15.2
    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2023 (remaining)	$734.7
2024	$872.5
2025	$849.4
2026	$792.2
2027	$775.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts including statements relating to our acquisition of Zynga Inc. (the "Zynga Acquisition"), are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers, including digital storefronts and platform partners, and distributors; the effects of the COVID-19 pandemic on consumer demand and the discretionary spending patterns of our customers as the situation with the pandemic continues to evolve; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; risks that the Zynga Acquisition disrupts our plans and operations; the ability company to retain key personnel subsequent to the Zynga Acquisition; the ability to realize the benefits of the Zynga Acquisition, including Net Bookings opportunities and cost synergies; the ability to successfully integrate Zynga’s business with Take-Two’s business or to integrate the businesses within the anticipated timeframe; the outcome of any legal proceedings that may be instituted against Take-Two, Zynga or others related to the acquisition; the amount of the costs, fees, expenses and charges related to the acquisition; other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. All figures are in millions, except per share amounts or as otherwise noted.
Overview
Zynga Acquisition and Related Debt Transactions
We acquired Zynga on May 23, 2022, for consideration having an acquisition date fair value of $9,513.7, consisting of $3,992.4 in cash, the issuance of 46.3 shares of our common stock, and $143.6 of replacement equity awards attributable to the pre-acquisition service period. Refer to Note 14 - Acquisitions of our Condensed Consolidated Financial Statements. Zynga is a leading developer of mobile games with a mission to connect the world through games.
Also, in connection with the Zynga Acquisition, we entered into several debt transactions (refer to Note 9 - Debt).
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”).The Senior Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).
The 2024 Notes mature on March 28, 2024, and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025, and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027, and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032, and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance our acquisition of Zynga.

On May 23, 2022, we entered into a new unsecured Credit Agreement (the "2022 Credit Agreement"), which replaced in its entirety the Company's prior Credit Agreement and provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement).
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (3.25% at June 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 0.10% at June 30, 2022, which rates are determined by the Company's credit rating. On June 22, 2022, we drew down approximately $200.0 at 3.28% from our facility under the 2022 Credit Agreement.
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which margins are determined by reference to our credit rating. We fully drew down on the Term Loan on June 22, 2022 at 3.6%.
The proceeds from our draw-downs of the 2022 Credit Agreement and Term Loan were used to finance a portion of the settlement of the Convertible Notes acquired from Zynga. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at June 30, 2022.
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are currently designed for console gaming systems, PC, and Mobile including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
We endeavor to be the most creative, innovative, and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by creating the highest-quality, most engaging interactive entertainment franchises in the business and delivering them across an array of platforms to captivate our global audience. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, in-game purchases, and in-game advertising. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, role-playing, shooter, sports, and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom (U.K.), and the United States (U.S.).
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 380 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in more than 165 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 45 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including mobile. In February 2022, Rockstar Games announced that active development of the next entry in the Grand Theft Auto series was well underway.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed brands, such as Borderlands and Tiny Tina's Wonderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences. 2K also publishes mobile titles, such as WWE SuperCard.
Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 is planned for release in fiscal year 2023. Private Division also previously released The Outer Worlds and Ancestors: The Humankind Odyssey.
Our Zynga label, which includes our former T2 Mobile Games label (which included Socialpoint, Playdots, and Nordeus), publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's diverse portfolio of popular game franchises has been downloaded more than 5 billion times on mobile, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Hair Challenge, Harry Potter: Puzzles & Spells, High Heels, Merge Dragons, Merge Magic, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, and Zynga Poker. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
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
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up. The NBA 2K League's fifth season is currently underway.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 18.3% of our net revenue for the three months ended June 30, 2022. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of the COVID-19 pandemic and rising inflation, that may affect our business, by affecting areas such as consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. As expected, during fiscal year 2022 and the first quarter of fiscal year 2023, we experienced a moderation in engagement from the all-time highs experienced in fiscal year 2021, but overall engagement continued to be notably higher than it was pre-pandemic.

Based on our concern for the health and safety of our teams, we transitioned the vast majority of our teams to working from home throughout fiscal years 2021 and 2022; however, the majority of our offices either have reopened or are scheduled to reopen in the coming months. Given the evolving dynamics of the COVID-19 pandemic, we continue to adhere to safety standards in the planning and implementation of our return to office. To date, our plans have resulted in minimal disruption. However, despite largely positive outcomes to date, these efforts may ultimately not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts. Any of these considerations described above could cause or contribute to the risks described under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and could materially adversely affect our business, financial condition, results of operations, or stock price. Therefore, the effects of the COVID-19 pandemic will not be fully reflected in our financial results until future periods, and, at this time, we are not able to predict its ultimate impact on our business.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 80.8% and 80.6% of net revenue during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, and March 31, 2022, five customers comprised 65.0% and 72.8% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 51.0% and 63.8% of such balance at June 30, 2022, and March 31, 2022, respectively. We had three customers who accounted for 26.7%, 13.5%, and 10.8%, of our gross accounts receivable as of June 30, 2022, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2022, and March 31, 2022. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. There has been increased consolidation in our industry, as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through financial volatility.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 55.1% of our net revenue by product platform for the three months ended June 30, 2022. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles .
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, in-game purchases, and in-game advertising. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 94.1% of our net revenue for the three months ended June 30, 2022. We expect online delivery of games and game offerings to continue to continue to be the primary part of our business over the long term.
We also publish an expanding variety of titles for Mobile, which are delivered to consumers through digital download, and are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our Mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for Mobile. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our Mobile Net revenue generally generates lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between Mobile and other game sales may impact our gross margins.

Player acquisition costs.    Principally for our Mobile titles, we use advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures, which are recorded within Sales and marketing in our Consolidated Statements of Operations generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or costlier, negatively impacting our operating results.
Content Release Highlights
During fiscal year 2023, 2K released The Quarry.
To date we have announced that, during the remainder of fiscal year 2023, 2K will release NBA 2K23, Marvel's Midnight Suns, WWE 2K23 and PGA TOUR 2K23; and Private Division will release Rollerdrome and Kerbal Space Program 2 on PC.
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long-term.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. We are reiterating our significant accounting policy on revenue recognition, which is included in Note 1 - Basis of Presentation, including certain revenue policies applied upon close of the Zynga Acquisition. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2022	2021	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,002.5	$711.4	$291.1	40.9%

For the three months ended June 30, 2022, Net Bookings increased by $291.1 as compared to the prior year period. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 14 - Acquisitions), including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in Net Bookings from (i) Tiny Tina’s Wonderlands, which released in March 2022; (ii) our WWE 2K franchise, including our March 2022 release of WWE 2K22; (iii) The Quarry, which released in June 2022; and (iv) Top Eleven, which was part of our June 2021 Nordeus acquisition. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto and Borderlands franchises.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
(millions of dollars)	2022		2021
Net revenue	$1,102.4	100.0%	$813.3	100.0%
Cost of revenue	435.7	39.5%	329.7	40.5%
Gross profit	666.7	60.5%	483.6	59.5%
Selling and marketing	272.1	24.7%	103.9	12.8%
General and administrative	237.1	21.5%	104.4	12.8%
Research and development	172.6	15.7%	92.3	11.3%
Depreciation and amortization	22.3	2.0%	12.5	1.5%
Acquisition costs	—	—%	—	—%
Total operating expenses	704.1	63.9%	313.1	38.5%
(Loss) income from operations	(37.4)	(3.4)%	170.5	21.0%
Interest and other, net	(29.3)	(2.7)%	(1.0)	(0.1)%
(Loss) gain on fair value adjustments, net	(39.6)	(3.6)%	2.0	0.2%
(Loss) income before income taxes	(106.3)	(9.6)%	171.5	21.1%
(Benefit from) provision for income taxes	(2.3)	(0.2)%	19.2	2.4%
Net (loss) income	$(104.0)	(9.4)%	$152.3	18.7%

	Three Months Ended June 30,
	2022		2021
Net revenue by geographic region:
United States	$682.9	61.9%	$493.2	60.6%
International	419.5	38.1%	320.1	39.4%
Net revenue by platform:
Console	$607.2	55.1%	$602.4	74.1%
Mobile	369.6	33.5%	82.3	10.1%
PC and other	125.6	11.4%	128.6	15.8%
Net revenue by distribution channel:
Digital online	$1,037.8	94.1%	$740.8	91.1%
Physical retail and other	64.6	5.9%	72.5	8.9%
Net revenue by content:
Recurrent consumer spending	$825.6	74.9%	$572.3	70.4%
Full game and other	276.8	25.1%	241.0	29.6%
Three Months Ended June 30, 2022 Compared to June 30, 2021

(millions of dollars)	2022	%	2021	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,102.4	100.0%	$813.3	100.0%	$289.1	35.5%
Software development costs and royalties (1)	165.1	15.0%	87.0	10.7%	78.1	89.8%
Product costs	116.9	10.6%	46.9	5.8%	70.0	149.3%
Internal royalties	93.4	8.5%	145.4	17.9%	(52.0)	(35.8)%
Licenses	60.3	5.5%	50.4	6.2%	9.9	19.6%
Cost of revenue	435.7	39.5%	329.7	40.5%	106.0	32.2%
Gross profit	$666.7	60.5%	$483.6	59.5%	$183.1	37.9%
(1) Includes $(33.4) and $12.1 of stock-based compensation expense in 2022 and 2021, respectively, in software development costs and royalties.

For the three months ended June 30, 2022, net revenue increased by $289.1 as compared to the prior year period. The increase was primarily due to net revenue of $276.7 from Zynga, which we acquired in May 2022 (refer to Note 14- Acquisitions), including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue of (i) $41.3 from Tiny Tina's Wonderlands, which released in March 2022, (ii) $29.8 from The Quarry which released in June 2022, (iii) $29.3 from our WWE 2K franchise, including our March 2022 release of WWE 2K22, and (iv) $21.5 from Top Eleven, which was part of our June 2021 Nordeus acquisition. These increases were partially offset by a decrease in net revenue of (i) $72.5 from our Grand Theft Auto franchise and (ii) $21.3 from our Borderlands franchise.
Net revenue from console games increased by $4.8 and accounted for 55.1% of our total net revenue for the three months ended June 30, 2022, as compared to 74.1% for the prior year period. The increase in net revenue from console games was due to an increase in net revenue from Tiny Tina's Wonderlands, our WWE 2K franchise, The Quarry, and our NBA 2K franchise. These increases in net revenue from console games were partially offset by a decrease in net revenue from our Grand Theft Auto, Borderlands, Red Dead Redemption, and PGA TOUR 2K franchises. Net revenue from PC and other decreased by $3.0 and accounted for 11.4% of our total net revenue for the three months ended June 30, 2022, as compared to 15.8% for the prior year period. The decrease was primarily due to a decrease in net revenue from our Grand Theft Auto franchise. The overall decreases were partially offset by an increase in net revenue from Tiny Tina's Wonderlands. Net revenue from mobile increased by $287.3 and accounted for 33.5% of our total net revenue for three months ended June 30, 2022, as compared to 10.1% for the prior year period. The increase was primarily due to net revenue of $272.9 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven.
Net revenue from digital online channels increased by $297.0 and accounted for 94.1% of our total net revenue for the three months ended June 30, 2022, as compared to 91.1% for the prior year period. The increase was primarily due to net revenue of $276.7 from our acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Tiny Tina's Wonderlands, our WWE 2K franchise, Top Eleven, our NBA 2K franchise, and The Quarry. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Net revenue from physical retail and other channels decreased by $7.9 and accounted for 5.9% of our total net revenue for the three months ended June 30, 2022, as compared to 8.9% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K franchise, partially offset by an increase in net revenue from The Quarry.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $253.3 and accounted for 74.9% of net revenue for the three months ended June 30, 2022, as compared to 70.4% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending was primarily due to net revenue of $276.7 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven, Tiny Tina's Wonderlands, and our WWE 2K franchise. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Net revenue from full game and other increased by $35.8 and accounted for 25.1% of net revenue for the three months ended June 30, 2022 as compared to 29.6% of net revenue for the prior year period. The increase in net revenue from full game and other was due primarily to an increase in net revenue from The Quarry, Tiny Tina's Wonderlands, and our WWE 2K and NBA 2K franchises. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises.
Gross profit as a percentage of net revenue for the three months ended June 30, 2022 was 60.5% as compared to 59.5% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower internal royalties due to the timing of when royalties are earned, partially offset by (i) higher amortization related to intangible assets related to our Zynga acquisition and (ii) higher product costs for fees paid to platform partners due to an increase in Mobile revenues as a result of the Zynga acquisition.
Net revenue earned outside of the United States increased by $99.4 and accounted for 38.1% of our total net revenue for the three months ended June 30, 2022, as compared to 39.4% in the prior year period. The increase in net revenue outside of the United States was primarily due to net revenue of $91.0 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Zynga Poker, Merge Dragons!, and Toy Blast, as well as an increase in net revenue from Top Eleven, Tiny Tina's Wonderlands, and The Quarry. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue by $12.5 and decreased gross profit by $4.3 for the three months ended June 30, 2022 as compared to the prior year period.

Operating Expenses

(millions of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$272.1	24.7%	$103.9	12.8%	$168.2	161.9%
General and administrative	237.1	21.5%	104.4	12.8%	132.7	127.1%
Research and development	172.6	15.7%	92.3	11.3%	80.3	87.0%
Depreciation and amortization	22.3	2.0%	12.5	1.5%	9.8	78.4%
Acquisition costs	—	—%	—	—%	—	100.0%
Total operating expenses(1)	$704.1	63.9%	$313.1	38.5%	$391.0	124.9%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2022	2021
Selling and marketing	$35.7	$8.0
General and administrative	20.5	17.2
Research and development	21.1	11.8
Changes in foreign currency exchange rates decreased total operating expenses by $16.0 for the three months ended June 30, 2022, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $168.2 for the three months ended June 30, 2022, as compared to the prior year period, due primarily to (i) marketing expense for titles from our Zynga acquisition, including Rollic's hyper-casual portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, as well as higher marketing expense for Top Eleven and our NBA 2K franchise, partially offset by lower overall marketing expenses for Red Dead Online, and (ii) higher personnel expenses for additional headcount, including our acquisition of Zynga.
General and administrative
General and administrative expenses increased by $132.7 for the three months ended June 30, 2022, as compared to the prior year period, due primarily to increases in (i) professional fees related to our acquisition and integration of Zynga, (ii) personnel expenses for additional headcount, including our acquisition of Zynga, and (iii) the fair value of the contingent earn-out liability related to our acquisition of Nordeus.
General and administrative expenses for the three months ended June 30, 2022 and 2021 included occupancy expense (primarily rent, utilities and office expenses) of $12.9 and $6.8, respectively, related to our development studios.
Research and development
Research and development expenses increased by $80.3 for the three months ended June 30, 2022, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including our acquisition of Zynga.
Depreciation and Amortization
Depreciation and amortization expenses increased by $9.8 for the three months ended June 30, 2022 as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net
Interest and other, net was expense of $29.3 for the three months ended June 30, 2022, as compared to $1.0 for the prior year period. The increase was due primarily to interest expense related to our Senior Notes, Term Loan, 2022 Credit Agreement, and Bridge Loan commitment, including the amortization of related deferred costs, in connection with our acquisition of Zynga (refer to Note 9 - Debt and Note 14 - Acquisitions).
(Loss) gain on fair value adjustments, net
(Loss) gain on fair value adjustments, net was a loss of $39.6 for the three months ended June 30, 2022 as compared to a gain of $2.0 for the prior year period. The change was due primarily to a loss relating to our Convertible Notes, partially offset by a gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 9 - Debt and Note 14 - Acquisitions).

Benefit from Income Taxes
The benefit from income taxes for the three months ended June 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $2.3 for the three months ended June 30, 2022 as compared to the provision for income taxes of $19.2 for the prior year period.
When compared to the statutory rate of 21.0%, the effective tax rate of 2.2% for the three months ended June 30, 2022 was due primarily to tax expense of $12.1 related to the geographic mix of earnings, tax expense of $9.4 from employee stock-based compensation, nondeductible expense of $8.2 related to the settlement of convertible debt, offset by benefits of $22.4 from tax credits.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 11.2% for the three months ended June 30, 2021 was due primarily to a tax benefit of $12.1 from tax credits and excess tax benefits of $9.4 from employee stock-based compensation offset by the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increases in tax benefits from tax credits, increased expenses from employee stock-based compensation in the current period, nondeductible expense related to the settlement of convertible debt and by the geographic mix of earnings.
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
Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement is effective for the Company beginning April 1, 2022. For the three months ended June 30, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended June 30, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
Net (loss) income and (loss) earnings per share
For the three months ended June 30, 2022, net loss was $104.0, as compared to income of $152.3 in the prior year period. Diluted loss per share for the three months ended June 30, 2022 was $0.76, as compared to diluted earnings per share of $1.30 in the prior year period. Basic weighted average shares of 136.5 were 19.4 shares higher as compared to the prior year period diluted weighted average shares, due to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - (Loss) Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Our primary cash requirements are to fund (i) the development, manufacturing, and marketing of our published products, (ii) working capital, (iii) acquisitions, (iv) capital expenditures, (v) debt and interest payments, and (vi) tax payments. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our 2022 Credit Agreement to satisfy our working capital needs. Refer to Note 9 - Debt for additional discussion of our outstanding debt obligations.
Short-term Investments
As of June 30, 2022, we had $459.2 of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of June 30, 2022, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal Reserve, in response to rising inflation and related adverse economic conditions, we anticipate our investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.
Senior Notes
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”).The Senior Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee.
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance our acquisition of Zynga.
Credit Agreement
On May 23, 2022, we entered into a new unsecured Credit Agreement (the "2022 Credit Agreement"), which replaced in its entirety the Company's prior Credit Agreement, dated as of February 8, 2019, which was paid off in full and terminated. The 2022 Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement).
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (3.25% at June 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 0.10% at June 30, 2022, which rates are determined by the Company's credit rating.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement. The proceeds were used to finance a portion of the repurchase of the Convertible Notes. After giving effect to this borrowing, we had approximately $297.5 available for additional borrowings as of June 30, 2022.
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which margins are determined by reference to our credit rating.
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.6%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (refer to Note 9 - Debt).

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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 80.8% and 80.6% of net revenue during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, five customers accounted for 65.0% and 72.8% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 51.0% and 63.8% of such balances at June 30, 2022 and March 31, 2022, respectively. We had two customers who accounted for 26.7% and 13.5% of our gross accounts receivable as of June 30, 2022, respectively, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
We believe our current cash and cash equivalents, short-term investments, and projected cash flows from operations, along with availability under our 2022 Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources were not materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets to date. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
As of June 30, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $740.0. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates.
Our Board of Directors has authorized the repurchase of up to 21.7 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the three months ended June 30, 2022, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of June 30, 2022, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(millions of dollars)	2022	2021
Net cash provided by operating activities	$100.8	$148.2
Net cash used in investing activities	(2,807.3)	(13.8)
Net cash provided by (used in) financing activities	2,017.0	(39.1)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(14.7)	1.8
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(704.2)	$97.1
At June 30, 2022, we had $1,491.1 of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,195.3 at March 31, 2022. The decrease was due to Net cash used in investing activities primarily related to our Zynga Acquisition (refer to Note 14 - Acquisitions). This net decrease was partially offset by Net cash provided by financing activities

(refer to Note 9 - Debt), primarily related to proceeds from the issuance of Senior Notes and draw-downs on our 2022 Credit Agreement and Term Loan, which were partially offset by payments for Convertible Notes that were part of our Zynga Acquisition. To a lesser extent, the net decrease was also partially offset by Net cash provided by operating activities from sales of our products, partially offset by the timing of payments, including for transaction related costs related to our Zynga Acquisition.
Commitments
Refer to Note 12 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2023, we anticipate capital expenditures to be approximately $135.0. During the three months ended June 30, 2022, capital expenditures were $42.5.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2022 and 2021, 38.1% and 39.4%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our full game products are also seasonal, with peak demand typically occurring in the fourth calendar quarter during the holiday season. For certain of our software products with multiple performance obligations, we defer the recognition of our net revenue over an estimated service period, which generally ranges from six to fifteen months. As a result, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognize the highest amount of net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to fluctuations in interest rates relates primarily to our short-term investment portfolio and variable rate debt under the 2022 Credit Agreement.
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
As of June 30, 2022, we had $459.2 of short-term investments, which included $443.1 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $847.4 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2022.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.

Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (3.25% at June 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 0.10% at June 30, 2022, which rates are determined by the Company's credit rating. At June 30, 2022, there were borrowings of approximately $200.0 under the 2022 Credit Agreement, which mature in 2027.
We also have borrowings of $350.0 at 3.6% under our Term Loan. The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which margins are determined by reference to the our credit rating.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2022 and 2021, our foreign currency translation adjustment was a loss of $62.8 and a gain of $6.1, respectively. For the three months ended June 30, 2022 and 2021, we recognized a foreign currency exchange transaction loss of $3.5 and a loss of $2.4, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2022, we had $99.5 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $311.6 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2022, we had $132.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $75.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended June 30, 2022 and 2021, we recorded a gain of $1.6 and a loss of $1.8, respectively. As of June 30, 2022, the fair value of these outstanding forward contracts was an immaterial loss and was included in Accrued expenses and other current liabilities, and, as of March 31, 2022, the fair value of outstanding forward contracts was an immaterial loss of $0.2 and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended June 30, 2022, 38.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.8%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 23, 2022, we acquired Zynga. We are currently in the process of incorporating the internal controls and procedures of Zynga into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.

Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Because the Zynga Acquisition has now been consummated and Zynga’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the joint proxy statement/prospectus previously filed on April 7, 2022, and incorporated by reference herein (File No. 333-263511), including the risks relating to Zynga’s business as detailed in Exhibit 99.2 of the Form 8-K previously filed on April 6, 2022, and incorporated by reference herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program—Our Board of Directors previously authorized the repurchase of up to 21.7 shares of our common stock. The authorizations permit us to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.
During the three months ended June 30, 2022, we did not repurchase any shares of our common stock in the open market, as part of the program. As of June 30, 2022, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2022:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2022	—	$—	—	10.0
May 1-31, 2022	—	$—	—	10.0
June 1-30, 2022	—	$—	—	10.0

Settlement of Convertible Notes
See Note 9 - Debt for information relating to the settlement of the Convertible Notes pursuant to the terms of the applicable Indentures following the Zynga Acquisition, pursuant to which we issued 3.7 shares of common stock pursuant to an exemption available under Section 3(a)(9) of the Securities Act.

Item 6.    Exhibits

Exhibits:
2.1
Second Amendment to the Agreement and Plan of Merger, dated as of May 4, 2022, by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022)

3.1
Certificate of Amendment of Restated Certificate of Incorporation of Take-Two Interactive Software, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022)

4.1
Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.2
First Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.3
Second Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.4
Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.5
Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.6
Form of Global Note representing 3.300% Senior Notes due 2024 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.7
Form of Global Note representing 3.550% Senior Notes due 2025 (included as part of Exhibit 4.3) (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.8
Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.4) (incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.9
Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.5) (incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2022).

4.10
First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Zynga Inc. with the Securities and Exchange Commission on May 23, 2022).

4.11
First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Zynga Inc. with the Securities and Exchange Commission on May 23, 2022).

10.1
Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 ASR filed with the Securities and Exchange Commission on April 13, 2022). +

10.2
Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022). +

10.3	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +
10.4	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +
10.5	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +
10.6
Credit Agreement, dated as of May 23, 2022, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BOFA Securities, Inc. and BNP Paribas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022).

10.7
364-Day Term Loan Credit Agreement, dated as of June 22, 2022, by the Company, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2022).*

10.8
Amendment to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 3, 2022). +

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Equity for the three months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 8, 2022	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)