Form 10-Q
period 2022-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2022-11-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 27, 2022, there were 167,819,126 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$956.4	$1,732.1
Short-term investments	348.0	820.1
Restricted cash and cash equivalents	591.7	359.8
Accounts receivable, net of allowances of $1.3 and $0.4 at September 30, 2022 and March 31, 2022, respectively	831.4	579.4
Software development costs and licenses	89.0	81.4
Contract assets	87.6	104.9
Prepaid expenses and other	347.0	193.4
Total current assets	3,251.1	3,871.1
Fixed assets, net	333.8	242.0
Right-of-use assets	298.3	217.2
Software development costs and licenses, net of current portion	907.8	755.9
Goodwill	6,871.5	674.6
Other intangibles, net	5,362.9	266.5
Deferred tax assets	115.9	73.8
Long-term restricted cash and cash equivalents	109.3	103.5
Other assets	242.3	341.7
Total assets	$17,492.9	$6,546.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$162.8	$125.9
Accrued expenses and other current liabilities	1,733.9	1,074.9
Deferred revenue	1,164.7	865.3
Lease liabilities	55.6	38.9
Short-term debt	350.0	—
Total current liabilities	3,467.0	2,105.0
Long-term debt, net	2,935.5	—
Non-current deferred revenue	29.1	70.9
Non-current lease liabilities	329.9	211.3
Non-current software development royalties	119.3	115.5
Deferred tax liabilities, net	871.5	21.8
Other long-term liabilities	307.1	212.1
Total liabilities	$8,059.4	$2,736.6
Commitments and contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, $0.01 par value, 300.0 and 200.0 shares authorized; 191.2 and 139.0 shares issued and 167.5 and 115.4 outstanding at September 30, 2022 and March 31, 2022, respectively	1.9	1.4
Additional paid-in capital	8,760.5	2,597.2
Treasury stock, at cost; 23.7 and 23.7 common shares at September 30, 2022 and March 31, 2022, respectively	(1,020.6)	(1,020.6)
Retained earnings	1,928.0	2,289.0
Accumulated other comprehensive loss	(236.3)	(57.3)
Total stockholders' equity	$9,433.5	$3,809.7
Total liabilities and stockholders' equity	$17,492.9	$6,546.3
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Game	$1,218.8	$832.7	$2,238.0	$1,629.0
Advertising	174.7	25.5	257.9	42.5
Total net revenue	1,393.5	858.2	2,495.9	1,671.5
Cost of revenue	713.9	456.7	1,149.7	786.4
Gross profit	679.6	401.5	1,346.2	885.1
Selling and marketing	444.4	136.0	716.4	239.9
General and administrative	214.6	127.8	451.7	232.2
Research and development	243.2	101.5	417.0	193.8
Depreciation and amortization	29.9	16.1	51.0	28.6
Total operating expenses	932.1	381.4	1,636.1	694.5
(Loss) income from operations	(252.5)	20.1	(289.9)	190.6
Interest and other, net	(50.5)	(0.6)	(79.8)	(1.6)
Gain (loss) on fair value adjustments, net	1.9	0.4	(37.7)	2.4
(Loss) income before income taxes	(301.1)	19.9	(407.4)	191.4
(Benefit from) provision for income taxes	(44.1)	9.7	(46.4)	28.9
Net (loss) income	$(257.0)	$10.2	$(361.0)	$162.5
Earnings (loss) per share:
Basic (loss) earnings per share	$(1.54)	$0.09	$(2.38)	$1.40
Diluted (loss) earnings per share	$(1.54)	$0.09	$(2.38)	$1.39
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(257.0)	$10.2	$(361.0)	$162.5
Other comprehensive (loss) income:
Foreign currency translation adjustment	(116.3)	(16.7)	$(179.1)	(10.6)
Change in fair value of available for sale securities	0.5	(0.2)	$0.1	(0.4)
Other comprehensive (loss) income	(115.8)	(16.9)	$(179.0)	(11.0)
Comprehensive (loss) income	$(372.8)	$(6.7)	$(540.0)	$151.5

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(361.0)	$162.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	81.7	95.3
Stock-based compensation	151.8	96.2
Noncash lease expense	23.3	19.6
Amortization of intellectual property	438.2	33.7
Depreciation	38.9	28.4
Impairment of software development costs and licenses	23.3	65.0
Amortization of debt issuance costs	10.5	—
Interest expense	49.5	—
Fair value adjustments	38.2	—
Other, net	(37.4)	2.1
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	15.2	(242.8)
Software development costs and licenses	(252.2)	(263.2)
Prepaid expenses and other current and other non-current assets	(44.7)	(47.2)
Deferred revenue	(57.4)	32.7
Accounts payable, accrued expenses and other liabilities	37.5	301.4
Net cash provided by operating activities	155.4	283.7
Investing activities:
Change in bank time deposits	124.4	1.0
Sale and maturities of available-for-sale securities	354.3	353.4
Purchases of available-for-sale securities	—	(492.6)
Purchases of fixed assets	(99.4)	(111.2)
Proceeds from sale of long-term investment	20.6	—
Purchases of long-term investments	(7.6)	(3.1)
Business acquisitions	(3,156.9)	(131.6)
Acquisition related earn-outs	(26.0)	—
Net cash used in investing activities	(2,790.6)	(384.1)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(77.7)	(53.4)
Issuance of common stock	11.4	9.2
Payment for settlement of convertible notes	(1,166.8)	—
Proceeds from issuance of debt	3,248.9	—
Cost of debt	(22.4)	—
Settlement of capped calls	140.1	—
Loan repayment	—	(0.2)
Repurchase of common stock	—	(200.0)
Net cash provided by (used in) financing activities	2,133.5	(244.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(36.2)	(0.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(537.9)	(345.5)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,195.3	2,060.2
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,657.4	$1,714.7
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2022	189.9	$1.9	$8,616.5	(23.7)	$(1,020.6)	$2,185.0	$(120.5)	$9,662.3
Net loss	—	—	—	—	—	(257.0)	—	(257.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(116.3)	(116.3)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.5	0.5
Stock-based compensation	—	—	125.0	—	—	—	—	125.0
Repurchased common stock	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures and cancellations	0.6	—	—	—	—	—	—	—
Exercise of stock options	0.9	—	42.8	—	—	—	—	42.8
Net share settlement of restricted stock awards	(0.2)	—	(23.8)	—	—	—	—	(23.8)
Balance, September 30, 2022	191.2	$1.9	$8,760.5	(23.7)	$(1,020.6)	$1,928.0	$(236.3)	$9,433.5

	Three Months Ended September 30, 2021

	Take-Two Interactive Software, Inc. stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2021	138.8	$1.4	$2,417.7	(22.4)	$(820.6)	$2,023.3	$(2.8)	$12.4	$3,631.4
Net income	—	—	—	—	—	10.2	—	—	10.2
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(16.7)	—	(16.7)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	62.5	—	—	—	—	—	62.5
Repurchased common stock	—	—	—	(1.3)	(200.0)	—	—	—	(200.0)
Issuance of restricted stock, net of forfeitures and cancellations	0.1	—	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(5.1)	—	—	—	—	—	(5.1)
Call option related to Nordeus Acquisition	—	—	—	—	—	—	—	(12.4)	(12.4)
Balance, September 30, 2021	138.9	$1.4	$2,475.1	(23.7)	$(1,020.6)	$2,033.5	$(19.7)	$—	$3,469.7

See accompanying Notes.

	Six Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	$1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(361.0)	—	(361.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(179.1)	(179.1)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	186.3	—	—	—	—	186.3
Issuance of restricted stock, net of forfeitures and cancellations	1.8	—	—	—	—	—	—	—
Exercise of stock options	0.9	—	42.8	—	—	—	—	42.8
Net share settlement of restricted stock awards	(0.6)	—	(77.7)	—	—	—	—	(77.7)
Employee share purchase plan settlement	0.1	—	11.4	—	—	—	—	11.4
Issuance of shares related to Zynga Acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Stock-based compensation assumed in Zynga Acquisition	—	—	143.6	—	—	—	—	143.6
Issuance of shares related to Zynga convertible notes	3.7	—	479.7	—	—	—	—	479.7
Balance, September 30, 2022	191.2	$1.9	$8,760.5	(23.7)	$(1,020.6)	$1,928.0	$(236.3)	$9,433.5

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137.6	$1.4	$2,288.8	(22.4)	$(820.6)	$1,871.0	$(8.7)	$3,331.9
Net income	—	—	—	—	—	162.5	—	162.5
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(10.6)	(10.6)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	—	136.3	—	—	—	—	136.3
Repurchased common stock	—	—	—	(1.3)	(200.0)	—	—	(200.0)
Issuance of restricted stock, net of forfeitures and cancellations	1.0	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.3)	—	(53.3)	—	—	—	—	(53.3)
Employee share purchase plan settlement	0.1	—	9.2	—	—	—	—	9.2
Issuance of shares related to Nordeus acquisition	0.5	—	94.1	—	—	—	—	94.1
Balance, September 30, 2021	138.9	$1.4	$2,475.1	(23.7)	$(1,020.6)	$2,033.5	$(19.7)	$3,469.7

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

Net revenue by timing of recognition was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue recognized:
Over time	$1,116.4	$537.5	$1,923.9	$1,109.8
Point in time	277.1	320.7	572.0	561.7
Total net revenue	$1,393.5	$858.2	$2,495.9	$1,671.5

Content
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue recognized:
Recurrent consumer spending	$1,101.8	$563.6	$1,927.4	$1,135.9
Full game and other	291.7	294.6	568.5	535.6
Total net revenue	$1,393.5	$858.2	$2,495.9	$1,671.5

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue recognized:
United States	$842.9	$514.9	$1,525.8	$1,008.1
International	550.6	343.3	970.1	663.4
Total net revenue	$1,393.5	$858.2	$2,495.9	$1,671.5

Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue recognized:
Console	$551.9	$596.1	$1,159.1	$1,198.5
Mobile	730.1	115.1	1,099.7	197.4
PC and other	111.5	147.0	237.1	275.6
Total net revenue	$1,393.5	$858.2	$2,495.9	$1,671.5

Distribution Channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue recognized:
Digital online	$1,319.2	$779.1	$2,357.0	$1,519.9
Physical retail and other	74.3	79.1	138.9	151.6
Total net revenue	$1,393.5	$858.2	$2,495.9	$1,671.5

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of September 30, 2022 and March 31, 2022 were $1,193.8 and $936.2, respectively. For the six months ended September 30, 2022, the additions to our deferred revenue balance were primarily due to the acquisition of Zynga (Note 14 - Acquisitions), which added $333.1 to our deferred revenue balance and cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2022 and 2021, $259.3 and $278.3, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the six months ended September 30, 2022 and 2021, $698.9 and $741.5, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the three and six months ended September 30, 2022, $150.2 and $230.5, respectively, of revenue was recognized from the deferred revenue balance acquired from the Zynga acquisition. As of September 30, 2022, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,327.1, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,251.9 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2022 and March 31, 2022, our contract asset balances were $87.6 and $104.9, respectively.
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

In consideration for ZMC's services, we recorded consulting expense (a component of General and administrative expenses) of $1.2 and $1.7 during the three months ended September 30, 2022 and 2021, respectively, and $3.9 and $3.4 during the six months ended September 30, 2022 and 2021, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is included in General and administrative expenses, of $13.0 and $7.4 during the three months ended September 30, 2022 and 2021, respectively, and $21.5 and $14.6 during the six months ended September 30, 2022 and 2021, respectively.
In connection with the 2022 Management Agreement and 2017 Management Agreement, we have granted restricted stock units (in thousands) to ZMC as follows:

	Six Months Ended September 30,
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
Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 are eligible to vest on April 13, 2023. Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute either the NASDAQ Composite Index under the 2017 Management Agreement or the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a two-year period or three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 are eligible to vest on April 13, 2023. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" measured over a two-year period or "RCS" measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC were 1.1 and 0.4 as of September 30, 2022 and March 31, 2022, respectively. During the six months ended September 30, 2022, 0.2 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.

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

	September 30, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$16.4	$—	$—	$16.4
Bank-time deposits	206.1	—	—	206.1
Short-term investments:
Corporate bonds	—	311.0	—	311.0
Bank-time deposits	17.3	—	—	17.3
US Treasuries	5.0	—	—	5.0
Commercial paper	—	14.7	—	14.7
Restricted cash and cash equivalents:
Money market funds	523.7	—	—	523.7
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	109.1	—	—	109.1
Other assets:
Private equity	—	—	26.1	26.1
Total financial assets	$878.1	$325.7	$26.1	$1,229.9

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(1.8)	$—	$(1.8)
Contingent earn-out consideration	—	—	(52.7)	(52.7)
Other-long term liabilities:
Contingent earn-out consideration	—	—	(4.3)	(4.3)
Long-term debt, net:
Convertible notes	—	(52.9)	—	(52.9)
Total financial liabilities	$—	$(54.7)	$(57.0)	$(111.7)

	March 31, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Bank-time deposits	$636.0	$—	$—	$636.0
Money market funds	501.9	—	—	501.9
Commercial paper	—	119.4	—	119.4
US Treasuries	52.0	—	—	52.0
Certificates of Deposit	—	10.0	—	10.0
Corporate bonds	—	2.8	—	2.8
Restricted cash and cash equivalents:
Money market funds	356.8	—	—	356.8
Bank-time deposits	0.5	—	—	0.5
Short-term investments:
Corporate bonds	—	538.5	—	538.5
Bank-time deposits	131.8	—	—	131.8
Commercial paper	—	125.4	—	125.4
US Treasuries	23.4	—	—	23.4
Certificates of Deposit	—	1.0	—	1.0
Other assets:
Private equity	—	—	16.1	16.1
Restricted cash and cash equivalents, long term:
Money market funds	103.5	—	—	103.5
Total financial assets	$1,805.9	$797.1	$16.1	$2,619.1

Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	—	(0.2)	—	(0.2)
Contingent earn-out consideration	—	—	(66.0)	(66.0)
Other long-term liabilities:
Contingent earn-out consideration	—	—	(43.0)	(43.0)
Total financial liabilities	$—	$(0.2)	$(109.0)	$(109.2)
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2022.
In connection with the Nordeus acquisition we completed on June 1, 2021, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $153.0 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. We recorded $61.1 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. During the three months ended September 30, 2022, we paid $70.1 related to these earn-out consideration arrangements.

During the six months ended September 30, 2022, we recognized General and administrative expense of $13.0 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $51.9 and is recorded within Accrued expenses and other current liabilities in our Condensed

Consolidated Balance Sheet as of September 30, 2022. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the second 12-month period.

The remaining contingent earn-out consideration liability of $5.1 relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At September 30, 2022, we held $7.0 of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$17.3	$—	$—	$17.3
Available-for-sale securities:
Corporate bonds	316.7	—	(5.7)	311.0
US Treasuries	5.0	—	—	5.0
Commercial paper	14.7	—	—	14.7
Total Short-term investments	$353.7	$—	$(5.7)	$348.0

	March 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$131.8	$—	$—	$131.8
Available-for-sale securities:
Corporate bonds	544.3	—	(5.8)	538.5
US Treasuries	23.4	—	—	23.4
Commercial Paper	125.4	—	—	125.4
Certificates of Deposit	1.0	—	—	1.0
Total Short-term investments	$825.9	$—	$(5.8)	$820.1
The following table summarizes the contracted maturities of our short-term investments at September 30, 2022:

	September 30, 2022
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$334.2	$329.2
Due in 1 - 2 years	19.5	18.8
Total Short-term investments	$353.7	$348.0

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2022	March 31, 2022
Forward contracts to sell foreign currencies	$197.0	$132.8
Forward contracts to purchase foreign currencies	57.3	75.8
For the three months ended September 30, 2022 and 2021, we recorded a loss of $4.6 and a gain of $0.6, respectively, and for the six months ended September 30, 2022 and 2021 we recorded a loss of $2.6 and a loss of $1.2, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2022		March 31, 2022
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$68.3	$718.3	$59.2	$599.3
Software development costs, externally developed	7.5	166.0	19.3	145.2
Licenses	13.2	23.5	2.9	11.4
Software development costs and licenses	$89.0	$907.8	$81.4	$755.9
During the three months ended September 30, 2022 and 2021, we recorded $6.4 and $55.3, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended September 30, 2022 related to recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the three months ended September 30, 2021 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
During the six months ended September 30, 2022 and 2021, we recorded $23.3 and $65.0, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the six months ended September 30, 2022 to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the six months ended September 30, 2021 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	March 31, 2022
Software development royalties	$772.2	$615.7
Compensation and benefits	167.1	134.0
Tax payable	158.2	14.1
Deferred acquisition payments	133.7	78.6
Licenses	112.0	81.1
Marketing and promotions	105.3	30.6
Refund liability	52.0	51.7
Interest payable	32.8	—
Professional fees	17.8	17.0
Sales tax liability	16.9	17.2
Other	165.9	$34.9
Accrued expenses and other current liabilities	$1,733.9	$1,074.9

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2022	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$974.2
2025 Notes	3.55%	April 14, 2025	600.0	574.8
2027 Notes	3.70%	April 14, 2027	600.0	557.2
2032 Notes	4.00%	April 14, 2032	500.0	434.2
2022 Credit Agreement	4.84%	May 23, 2027	200.0	200.0
2024 Convertible Notes	0.25%	June 1, 2024	23.5	23.5
2026 Convertible Notes	—%	December 15, 2026	29.4	29.4
Total			$2,952.9	$2,793.3
Unamortized discount and issuance costs			(17.4)
Long-term debt, net			$2,935.5
The components of Short-term debt on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2022	Fair Value (Level 2)
Term Loan	3.60%	June 21, 2023	$350.0	$350.0
Short-term debt			$350.0

The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and was as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2022	2022
2024 Notes	$8.3	$15.0
2025 Notes	5.3	9.8
2027 Notes	5.6	10.2
2032 Notes	5.0	9.2
2022 Credit Agreement	3.2	3.5
Term Loan	1.5	1.7
Total	$28.9	$49.4
The following table outlines the aggregate amount of maturities of our long-term borrowings, as of September 30, 2022:

Fiscal Year Ended March 31,	Maturities
2023 (remaining)	$—
2024	1,000.0
2025	21.4
2026	600.0
2027	29.4
Thereafter	1,300.0
Total	2,950.8
Fair Value Adjustments	2.1
Total Face Value	$2,952.9
Bridge Loan
During the fiscal year ended March 31, 2022, in connection with our acquisition of Zynga (refer to Note 14 - Acquisitions), we received a bridge loan commitment of $2,700.0. The bridge loan commitment was terminated in April 2022 as a result of our Senior Notes debt offering discussed below. During the six months ended September 30, 2022, we recognized expense related to interest and fees of $6.1 related to the bridge loan commitment within Interest and other, net in our Condensed Consolidated Statements of Operations. At April 30, 2022, all deferred financing costs related to the bridge loan commitment were fully amortized.
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the three months ended September 30, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance a portion of our acquisition of Zynga.

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
Debt issuance costs of $19.1 and original issuance discount of $1.3 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the three months ended September 30, 2022, we recognized $1.4 of amortization of debt issuance costs and $0.1 of amortization of the original issuance discount. During the six months ended September 30, 2022, we recognized $2.6 of amortization of debt issuance costs and $0.2 of amortization of the original issuance discount.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.25% at September 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.04% at September 30, 2022, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three and six months ended September 30, 2022, we amortized $0.2 and $0.3, respectively, of these debt issuance costs.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement, which constitutes senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations, and will record interest within Interest and other, net in our Condensed Consolidated Statement of Operations. This borrowing has a maturity date of May 23, 2027. On September 22, 2022, we repriced our outstanding borrowing at approximately 4.84%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). We had approximately $299.5 available for additional borrowings as of September 30, 2022. During the three months ended September 30, 2022, we made interest payments of $1.7.

Information related to availability on our respective credit agreements for each period was as follows:

	September 30, 2022	March 31, 2022
Available borrowings	$299.5	$247.5
Outstanding letters of credit	2.9	2.5
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
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below).
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
The acquisition of Zynga constituted a Fundamental Change, a Make-Whole Fundamental Change, and a Share Exchange Event (each as defined in the Indentures) under the Indentures. The effective date of the Fundamental Change, Make-Whole Fundamental Change and Share Exchange Event in respect of the Convertible Notes was May 23, 2022 (the “Convertible Notes Effective Date”), and the related tender and conversion periods expired on June 22, 2022. As a result, each holder of Convertible Notes had the right to tender its Convertible Notes to the Company for cash or surrender its Convertible Notes for conversion into the Reference Property at the applicable conversion rate, in each case pursuant to the terms and procedures set forth in the applicable Indenture.

As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at September 30, 2022.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of September 30, 2022, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met and therefore both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 14 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of September 30, 2022, we recorded $23.5 as the fair value of the remaining outstanding 2024 Convertible Notes, and $29.4 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net in our Condensed Consolidated Balance Sheet. During the three and six months ended September 30, 2022, we recognized a gain of $1.5 and a loss of $46.3 within Gain (loss) on fair value adjustments, net in our Condensed Consolidated Statements of Operations, which includes the loss recognized on the converted Convertible Notes.
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
We have accounted for these Capped Calls as derivatives under ASC 815. We initially recorded $131.3 as the acquisition date fair value of these Capped Calls, and, as of June 30, 2022, the fair value of $140.1 is recorded on our Condensed Consolidated Balance Sheet. The fair value (Level 2), in each instance, was determined based on negotiated termination agreements with the counterparties, which are dependent on our stock price over a certain period of time as further defined in the respective agreements. During the six months ended September 30, 2022, we recognized a gain of $8.8 within Gain (loss) on fair value adjustments, net in our Consolidated Statements of Operations.
In July 2022, we received $140.1 in cash for settlement of these Capped Calls.
10. (LOSS) EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Computation of Basic (loss) earnings per share:
Net (loss) income	$(257.0)	$10.2	$(361.0)	$162.5
Weighted average shares outstanding—basic	166.9	115.8	151.8	115.7
Basic (loss) earnings per share	$(1.54)	$0.09	$(2.38)	$1.40

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(257.0)	$10.2	$(361.0)	$162.5

Weighted average shares outstanding—basic	166.9	115.8	151.8	115.7
Add: dilutive effect of common stock equivalents	—	1.0	—	1.2
Weighted average common shares outstanding—diluted	166.9	116.8	151.8	116.9

Diluted (loss) earnings per share	$(1.54)	$0.09	$(2.38)	$1.39
We incurred a net loss for the three and six months ended September 30, 2022; therefore, the diluted weighted average shares outstanding exclude the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended September 30, 2022, we had 1.5 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period. For the six months ended September 30, 2022, we had 1.6 potentially dilutive shares from share-based awards and 1.0 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the six months ended September 30, 2022, 1.8 restricted stock awards vested, we granted 2.7 unvested restricted stock awards, and 1.2 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in the reversal of expense of $48.3 and amounts capitalized as software development costs of $8.1.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Six Months Ended September 30, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2022	$(52.8)	$(4.5)	$(57.3)
Other comprehensive loss before reclassifications	(179.1)	0.1	(179.0)
Balance at September 30, 2022	$(231.9)	$(4.4)	$(236.3)

	Six Months Ended September 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9.3)	$0.6	$(8.7)
Other comprehensive income (loss) before reclassifications	(10.6)	(0.4)	(11.0)
Balance at September 30, 2021	$(19.9)	$0.2	$(19.7)

12. COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of September 30, 2022 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2023 (remaining)	$210.8	$32.5	$36.5	$154.1	$433.9
2024	254.3	56.6	56.8	115.6	483.3
2025	204.4	74.0	63.0	59.1	400.5
2026	109.1	51.5	47.1	4.9	212.6
2027	25.1	7.3	43.1	1.3	76.8
Thereafter	29.5	19.0	225.9	—	274.4
Total	$833.2	$240.9	$472.4	$335.0	$1,881.5
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
    Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through March 2029 and primarily reflect our agreements with major sports leagues and players' associations.
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
13. INCOME TAXES
The benefit from income taxes for the three months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $44.1 for the three months ended September 30, 2022, as compared to the provision for income taxes of $9.7 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 14.6% for the three months ended September 30, 2022 was due primarily to tax benefits of $8.5 from tax credits, tax benefits of $3.4 from employee stock-based compensation, and tax expense of $12.8 related to geographic mix of earnings.
The benefit from income taxes for the six months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $46.4 for the six months ended September 30, 2022, as compared to the provision for income taxes of $28.9 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 11.4% for the six months ended September 30, 2022 was due primarily to tax expense of $22.6 related to the geographic mix of earnings, tax expense of $6.0 from employee stock-based compensation, nondeductible expense of $8.2 related to the settlement of convertible debt, offset by benefits of $30.9 from tax credits.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement was effective for the Company beginning April 1, 2022. For the six months ended September 30, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.
In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
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
14. ACQUISITIONS
On May 23, 2022, we completed our acquisition of 100% of the issued and outstanding shares of Zynga, a leading developer of mobile games (the "Zynga Acquisition"). Under the terms and conditions of the merger agreement, each Zynga stockholder received $3.50 in cash and 0.0406 shares of our common stock and cash in lieu of fractional shares for each share of Zynga common stock outstanding at closing. Our consideration consisted of an aggregate of $3,992.4 in cash, 46.3 shares of our common stock, and $143.6 of replacement equity awards attributable to the pre-acquisition service period (see below). In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our Senior Notes (refer to Note 9 - Debt). The cash portion of the merger consideration was funded from our cash on hand, including the proceeds from our senior notes offering. Transaction costs of $18.3, $1.6, and $1.2 for the three months ended September 30, 2022 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations. Transaction costs of $123.1, $9.9, and $6.8 for the six months ended September 30, 2022 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations.

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

	Fair Value	Weighted average useful life
Cash acquired	$864.9	N/A
Accounts receivable	271.2	N/A
Prepaid expenses and other	191.0	N/A
Fixed assets	54.1	N/A
Right-of-use assets	92.7	N/A
Other tangible assets	67.4	N/A
Accounts payable	(78.5)	N/A
Accrued expenses and other current liabilities	(354.8)	N/A
Deferred revenue	(333.1)	N/A
Lease liabilities	(15.7)	N/A
Long-term debt	(1,653.1)	N/A
Non-current lease liabilities	(131.6)	N/A
Deferred tax liabilities, net	(1,137.3)	N/A
Other liabilities assumed	(61.5)	N/A
Intangible Assets
Developed game technology	4,440.0	7
Branding and trade names	384.0	12
Game engine technology	261.0	4
User base	316.0	1
Developer relationships	57.0	4
Advertising technology	43.0	3
Customer relationships	31.0	5
Goodwill	6,206.0	N/A
Total	$9,513.7

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

The $6,206.0 of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Stock-Based Compensation

In connection with the Zynga Acquisition, (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $143.6 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of September 30, 2022, the future expense for the Converted RSU and PSU Awards was approximately $325.3, which will be recognized over a weighted average service period of approximately 1.6 years. As of September 30, 2022, the future expense for the Converted Options was approximately $1.7, which will be recognized over a weighted average service period of approximately 0.8 years.

Zynga Revenue and Earnings

The amounts of revenue and earnings of Zynga included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
Net revenue	$639.4	916.1
Net loss	$275.2	452.7

Pro-forma Financial Information

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and six months ended September 30, 2022 and 2021, as though the acquisition had occurred on April 1, 2021, the beginning of fiscal year 2022, and Zynga had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Pro-forma Net revenue	$1,393.5	$1,552.3	$2,874.1	$3,090.6
Pro-forma Net loss	$151.6	$317.8	$176.5	$544.9

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

15. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2022	$674.6
Acquisition of Zynga (see Note 14)	6,206.0
Additions from immaterial acquisitions	27.2
Currency translation adjustment	(36.3)
Balance at September 30, 2022	$6,871.5

Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$4,777.7	$(377.1)	$4,400.6	7 years
Branding and Trade Names	$394.6	$(16.2)	$378.4	12 years
User Base	$325.4	$(122.6)	$202.8	1 year
Game Engine Technology	$291.8	$(35.6)	$256.2	4 years
Developer Relationships	$57.0	$(5.1)	$51.9	4 years
Advertising Technology	$43.0	$(5.1)	$37.9	3 years
Customer relationships	$31.0	$(2.2)	$28.8	5 years
Analytics Technology	$26.8	$(26.7)	$0.1	0 years
Intellectual Property	$22.3	$(16.9)	$5.4	6 years
In Place Lease	$1.5	$(0.7)	$0.8	4 years
Total intangible assets	$5,971.1	$(608.2)	$5,362.9
    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$201.6	$14.4	$298.9	$25.7
Selling and marketing	$101.0	$1.8	$116.0	$3.7
Research and development	$9.2	$1.6	$10.3	$3.4
Depreciation and amortization	$8.9	$0.6	$13.0	$0.9
Total amortization of intangible assets	$320.7	$18.4	$438.2	$33.7
    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2023 (remaining)	$590.6
2024	$909.1
2025	$858.7
2026	$837.7
2027	$778.0

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
The 2024 Notes mature on March 28, 2024, and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025, and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027, and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032, and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. During the three months ended September 30, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance our acquisition of Zynga.

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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.25% at September 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.04% at September 30, 2022, which rates are determined by the Company's credit rating. On June 22, 2022, we drew down approximately $200.0 at 3.28% from our facility under the 2022 Credit Agreement.
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
The proceeds from our draw-downs of the 2022 Credit Agreement and Term Loan were used to finance a portion of the settlement of the Convertible Notes acquired from Zynga. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at September 30, 2022.
Cybersecurity Incident
In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from our systems, including early development footage for the next Grand Theft Auto. We immediately took steps to isolate and contain the incident. Rockstar Games did not experience and does not anticipate any disruption to its current services nor any long-term effect on its development timelines as a result of this incident. Subsequently, also in September 2022, we became aware that an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity (the “Cybersecurity Incident”), we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and expect to incur additional costs related to cybersecurity protections in the future. We are in the process of implementing a variety of measures to further enhance our cybersecurity protections.
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
Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 385 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in more than 170 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 45 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including mobile. In February 2022, Rockstar Games announced that active development of the next entry in the Grand Theft Auto series is well underway.
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
Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 is planned for early access release in fiscal year 2023. Private Division also previously released The Outer Worlds and Ancestors: The Humankind Odyssey.
Our Zynga label, which includes our former T2 Mobile Games label (which included Socialpoint, Playdots, and Nordeus), publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's diverse portfolio of popular game franchises has been downloaded more than 6 billion times on mobile, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons, Merge Magic, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual titles, including Hair Challenge and High Heels, published by Rollic. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
We are continuing our strategy in Asia to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has a multi-year license from the NBA to offer an online version of the NBA simulation game in China, Taiwan, South Korea, and Southeast Asia. NBA 2K Online, our free-to-play NBA simulation game that is based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with more than 55 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features. Additionally, we see a long-term opportunity to expand our mobile efforts across various emerging markets, particularly throughout Asia.
We have expanded our relationship with the NBA through the NBA 2K League. This groundbreaking competitive gaming league is jointly owned by us and the NBA and consists of teams operated by actual NBA franchises and several international partners. The NBA 2K League follows a professional sports league format: head-to-head competition throughout a regular season, followed by a bracketed playoff system and a finals match-up. The NBA 2K League is currently gearing up for its sixth season.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 15.8% of our net revenue for the six months ended

September 30, 2022. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor economic conditions, including the impact of various macroeconomic and geopolitical factors, including inflation and the COVID-19 pandemic, that may affect our business, by affecting areas such as consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. During fiscal year 2021, as in the final quarter of fiscal year 2020, we noted a positive impact to our results that we believe was partly due to increased consumer engagement with our products because of the COVID-19 related business closures and movement restrictions, such as "shelter in place" and "lockdown" orders, implemented around the world, as well as the online accessibility and social nature of our products. As expected, during fiscal year 2022 and the first two quarters of fiscal year 2023, we experienced a moderation in engagement from the all-time highs experienced in fiscal year 2021, but overall engagement continued to be notably higher than it was pre-pandemic.
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
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.9% and 79.8% of net revenue during the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, and March 31, 2022, five customers comprised 68.9% and 72.8% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 51.0% and 63.8% of such balance at September 30, 2022, and March 31, 2022, respectively. We had two customers who accounted for 32.4% and 18.6% of our gross accounts receivable as of September 30, 2022, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2022, and March 31, 2022. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. There has been increased consolidation in our industry, as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through financial volatility.
Hardware Platforms.    We derive most of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 46.4% of our net revenue by product platform for the six months ended September 30, 2022. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The new Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, in-game purchases, and in-game advertising. As disclosed in our "Results of

Operations," below, net revenue from digital online channels comprised 94.4% of our net revenue for the six months ended September 30, 2022. We expect online delivery of games and game offerings to continue to continue to be the primary part of our business over the long term.
We also publish an expanding variety of titles for Mobile, which are delivered to consumers through digital download, and are primarily distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our Mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for Mobile. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our Mobile Net revenue generally generates lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between Mobile and other game sales may impact our gross margins.
Player acquisition costs.    Principally for our Mobile titles, we use advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures, which are recorded within Sales and marketing in our Consolidated Statements of Operations, generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or costlier, negatively impacting our operating results.
Content Release Highlights
During fiscal year 2023, Private Division released Rollerdrome, and 2K released The Quarry, NBA 2K23, PGA TOUR 2K23, and New Tales from the Borderlands.
To date we have announced that, during the remainder of fiscal year 2023, 2K will release Marvel's Midnight Suns and WWE 2K23, and Private Division will release Kerbal Space Program 2 early access on PC.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	Increase/ (decrease)	% Increase/ (decrease)	2022	2021	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,504.8	$984.9	$519.9	52.8%	$2,507.3	$1,696.3	$811.0	47.8%

For the three months ended September 30, 2022, Net Bookings increased by $519.9 as compared to the prior year period. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 14 - Acquisitions), including top contributors Rollic's hyper-casual portfolio, Empires & Puzzles, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in Net Bookings from Tiny Tina’s Wonderlands, which released in March 2022. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises.
For the six months ended September 30, 2022, Net Bookings increased by $811.0 as compared to the prior year period. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 14 - Acquisitions), including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in Net Bookings from (i) Tiny Tina’s Wonderlands; (ii) The Quarry, which released in June 2022; (iii) our WWE 2K franchise, including our March 2022 release of WWE 2K22; and (iv) Top Eleven, which was part of our June 2021 Nordeus acquisition. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
(millions of dollars)	2022		2021		2022		2021
Net revenue	$1,393.5	100.0%	$858.2	100.0%	$2,495.9	100.0%	$1,671.5	100.0%
Cost of revenue	713.9	51.2%	456.7	53.2%	1,149.7	46.1%	786.4	47.0%
Gross profit	679.6	48.8%	401.5	46.8%	1,346.2	53.9%	885.1	53.0%
Selling and marketing	444.4	31.9%	136.0	15.8%	716.4	28.7%	239.9	14.4%
General and administrative	214.6	15.4%	127.8	14.9%	451.7	18.1%	232.2	13.9%
Research and development	243.2	17.5%	101.5	11.8%	417.0	16.7%	193.8	11.6%
Depreciation and amortization	29.9	2.1%	16.1	1.9%	51.0	2.0%	28.6	1.7%
Total operating expenses	932.1	66.9%	381.4	44.4%	1,636.1	65.6%	694.5	41.5%
(Loss) income from operations	(252.5)	(18.1)%	20.1	2.3%	(289.9)	(11.6)%	190.6	11.4%
Interest and other, net	(50.5)	(3.6)%	(0.6)	(0.1)%	(79.8)	(3.2)%	(1.6)	(0.1)%
Gain (loss) on fair value adjustments, net	1.9	0.1%	0.4	—%	(37.7)	(1.5)%	2.4	0.1%
(Loss) income before income taxes	(301.1)	(21.6)%	19.9	2.3%	(407.4)	(16.3)%	191.4	11.5%
(Benefit from) provision for income taxes	(44.1)	(3.2)%	9.7	1.1%	(46.4)	(1.9)%	28.9	1.7%
Net (loss) income	$(257.0)	(18.4)%	$10.2	1.2%	$(361.0)	(14.5)%	$162.5	9.7%

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
Net revenue by geographic region:
United States	$842.9	60.5%	$514.9	60.0%	$1,525.8	61.1%	$1,008.1	60.3%
International	550.6	39.5%	343.3	40.0%	970.1	38.9%	663.4	39.7%
Net revenue by platform:
Console	$551.9	39.6%	$596.1	69.5%	$1,159.1	46.4%	$1,198.5	71.7%
Mobile	730.1	52.4%	115.1	13.4%	1,099.7	44.1%	197.4	11.8%
PC and other	111.5	8.0%	147.0	17.1%	237.1	9.5%	275.6	16.5%
Net revenue by distribution channel:
Digital online	$1,319.2	94.7%	$779.1	90.8%	$2,357.0	94.4%	$1,519.9	90.9%
Physical retail and other	74.3	5.3%	79.1	9.2%	138.9	5.6%	151.6	9.1%
Net revenue by content:
Recurrent consumer spending	$1,101.8	79.1%	$563.6	65.7%	$1,927.4	77.2%	$1,135.9	68.0%
Full game and other	291.7	20.9%	294.6	34.3%	568.5	22.8%	535.6	32.0%

Three Months Ended September 30, 2022 Compared to September 30, 2021

(millions of dollars)	2022	%	2021	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,393.5	100.0%	$858.2	100.0%	$535.3	62.4%
Software development costs and royalties (1)	289.9	20.8%	144.9	16.9%	145.0	100.1%
Product costs	204.5	14.7%	66.1	7.7%	138.4	209.4%
Internal royalties	124.3	8.9%	159.6	18.6%	(35.3)	(22.1)%
Licenses	95.2	6.8%	86.1	10.0%	9.1	10.6%
Cost of revenue	713.9	51.2%	456.7	53.2%	257.2	56.3%
Gross profit	$679.6	48.8%	$401.5	46.8%	$278.1	69.3%
(1) Includes $8.0 and $10.3 of stock-based compensation expense in 2022 and 2021, respectively, in software development costs and royalties.
For the three months ended September 30, 2022, net revenue increased by $535.3 as compared to the prior year period. The increase was primarily due to net revenue of $639.3 from Zynga, which we acquired in May 2022 (refer to Note 14- Acquisitions), including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue of $20.0 from Tiny Tina's Wonderlands, which released in March 2022. These increases were partially offset by a decrease in net revenue of (i) $54.5 from our Grand Theft Auto franchise and (ii) $42.0 from our Borderlands franchise.
Net revenue from console games decreased by $44.2 and accounted for 39.6% of our total net revenue for the three months ended September 30, 2022, as compared to 69.5% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from our Grand Theft Auto, Red Dead Redemption, and Borderlands franchises and Hades, which released in August 2021. These decreases in net revenue from console games were partially offset by an increase in net revenue from our WWE 2K franchise, Tiny Tina's Wonderlands, and The Quarry. Net revenue from PC and other decreased by $35.5 and accounted for 8.0% of our total net revenue for the three months ended September 30, 2022, as compared to 17.1% for the prior year period. The decrease was primarily due to a decrease in net revenue from Tiny Tina's Wonderlands. Net revenue from mobile increased by $615.0 and accounted for 52.4% of our total net revenue for three months ended September 30, 2022, as compared to 13.4% for the prior year period. The increase was primarily due to net revenue of $630.3 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends,and Merge Dragons!, as well as an increase in net revenue from Top Eleven.
Net revenue from digital online channels increased by $540.1 and accounted for 94.7% of our total net revenue for the three months ended September 30, 2022, as compared to 90.8% for the prior year period. The increase was primarily due to net revenue of $638.8 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!. This increase was partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Net revenue from physical retail and other channels decreased by $4.8 and accounted for 5.3% of our total net revenue for the three months ended September 30, 2022, as compared to 9.2% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from Hades.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $538.2 and accounted for 79.1% of net revenue for the three months ended September 30, 2022, as compared to 65.7% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending was primarily due to net revenue of $628.9 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other decreased by $2.9 and accounted for 20.9% of net revenue for the three months ended September 30, 2022 as compared to 34.3% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from our Borderlands franchise. This decrease was partially offset by an increase in net revenue from Tiny Tina's Wonderlands, our NBA 2K franchise and The Quarry.
Gross profit as a percentage of net revenue for the three months ended September 30, 2022 was 48.8% as compared to 46.8% for the prior year period. The increase in gross profit as a percentage of net revenue was due to (i) lower internal royalties due to the timing of when royalties are earned and (ii) lower capitalized software amortization due to impairments recognized in the prior year period, partially offset by (i) higher amortization related to intangible assets related to our Zynga acquisition and (ii) higher product costs for fees paid to platform partners due to an increase in Mobile revenues as a result of the Zynga acquisition.

Net revenue earned outside of the United States increased by $207.3 and accounted for 39.5% of our total net revenue for the three months ended September 30, 2022, as compared to 40.0% in the prior year period. The increase in net revenue outside of the United States was primarily due to net revenue of $255.5 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Zynga Poker, and Merge Dragons!. Thin increase was partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Changes in foreign currency exchange rates decreased net revenue by $8.3 and decreased gross profit by $4.4 for the three months ended September 30, 2022 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$444.4	31.9%	$136.0	15.8%	$308.4	226.8%
General and administrative	214.6	15.4%	127.8	14.9%	86.8	67.9%
Research and development	243.2	17.5%	101.5	11.8%	141.7	139.6%
Depreciation and amortization	29.9	2.1%	16.1	1.9%	13.8	85.7%
Total operating expenses(1)	$932.1	66.9%	$381.4	44.4%	$550.7	144.4%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2022	2021
Selling and marketing	$17.5	$7.1
General and administrative	44.2	16.7
Research and development	38.2	13.0
Changes in foreign currency exchange rates decreased total operating expenses by $19.8 for the three months ended September 30, 2022, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $308.4 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to (i) marketing expense for titles from our Zynga acquisition, including Rollic's hyper-casual portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, (ii) higher amortization related to intangible assets related to our Zynga acquisition, and (iii) higher personnel expenses for additional headcount, including related to our acquisition of Zynga.
General and administrative
General and administrative expenses increased by $86.8 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount, including our acquisition of Zynga and (ii) professional fees related to our acquisition and integration of Zynga.
General and administrative expenses for the three months ended September 30, 2022 and 2021 included occupancy expense (primarily rent, utilities and office expenses) of $16.6 and $8.4, respectively, related to our development studios.
Research and development
Research and development expenses increased by $141.7 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including related to our acquisition of Zynga.
Depreciation and Amortization
Depreciation and amortization expenses increased by $13.8 for the three months ended September 30, 2022 as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net
Interest and other, net was expense of $50.5 for the three months ended September 30, 2022, as compared to $0.6 for the prior year period. The increase was due primarily to interest expense related to our Senior Notes, Term Loan, 2022 Credit Agreement, and Bridge Loan commitment, including the amortization of related deferred costs, in connection with our acquisition of Zynga (refer to Note 9 - Debt and Note 14 - Acquisitions) and foreign currency losses.

Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a gain of $1.9 for the three months ended September 30, 2022 as compared to $0.4 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Benefit from Income Taxes
The benefit from income taxes for the three months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $44.1 for the three months ended September 30, 2022 as compared to the provision for income taxes of $9.7 for the prior year period.
When compared to the statutory rate of 21.0%, the effective tax rate of 14.6% for the three months ended September 30, 2022 was due primarily to tax benefits of $8.5 from tax credits, tax benefits of $3.4 from employee stock-based compensation, and tax expense of $12.8 related to geographic mix of earnings.
In the prior year period, when compared to our statutory rate of 21%, the effective tax rate of 48.4% for the three months ended September 30, 2021 was due primarily to a tax expense of $2.4 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus, tax expense of $5.4 from a shortfall on employee stock-based compensation offset by $2.6 from the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax benefits from tax credits, increased tax benefits from employee stock-based compensation in the current period, and by the geographic mix of earnings.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement was effective for the Company beginning April 1, 2022. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended September 30, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.

Net (loss) income and (loss) earnings per share
For the three months ended September 30, 2022, net loss was $257.0, as compared to income of $10.2 in the prior year period. Diluted loss per share for the three months ended September 30, 2022 was $1.54, as compared to diluted earnings per share of $0.09 in the prior year period. Basic weighted average shares of 166.9 were 50.1 shares higher as compared to the prior year period diluted weighted average shares, due to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - (Loss) Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.
Six Months Ended September 30, 2022 Compared to September 30, 2021

(millions of dollars)	2022	%	2021	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$2,495.9	100.0%	$1,671.5	100.0%	$824.4	49.3%
Internal royalties	217.7	8.7%	305.0	18.2%	(87.3)	(28.6)%
Software development costs and royalties (1)	455.0	18.2%	231.9	13.9%	223.1	96.2%
Licenses	155.6	6.2%	136.5	8.2%	19.1	14.0%
Product costs	321.4	12.9%	113.0	6.8%	208.4	184.4%
Cost of revenue	1,149.7	46.1%	786.4	47.0%	363.3	46.2%
Gross profit	$1,346.2	53.9%	$885.1	53.0%	$461.1	52.1%
(1) Includes $(25.4) and $22.4 of stock-based compensation expense in 2022 and 2021, respectively, in software development costs and royalties.

For the six months ended September 30, 2022, net revenue increased by $824.4 million as compared to the prior year period. The increase was primarily due to net revenue of $916.1 from Zynga, which we acquired in May 2022 (refer to Note 14- Acquisitions), including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well an increase in net revenue of $61.3 million from Tiny Tina's Wonderlands, which released in March 2022. These increases were partially offset by a decrease in net revenue of (i) $127.1 million from our Grand Theft Auto franchise and (ii) $63.3 million from our Borderlands franchise.

Net revenue from console games decreased by $39.4 million and accounted for 46.4% of our total net revenue for the six months ended September 30, 2022, as compared to 71.7% for the prior year period. The decrease was due to a decrease in net revenue from our Grand Theft Auto, Red Dead Redemption, and Borderlands franchises, partially offset by an increase in net revenue from Tiny Tina's Wonderlands, our WWE 2K franchise, and The Quarry. Net revenue from PC and other decreased by $38.5 million and accounted for 9.5% of our total net revenue for the six months ended September 30, 2022, as compared to 16.5% for the prior year period. The decrease was due to a decrease in net revenue from our Borderlands and Grand Theft Auto franchises, partially offset by an increase in net revenue from Tiny Tina's Wonderlands. Net revenue from mobile increased by $902.3 million and accounted for 44.1% of our total net revenue for six months ended September 30, 2022, as compared to 11.8% for the prior year period. The increase was primarily due to net revenue of $903.2 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven.

Net revenue from digital online channels increased by $837.1 million and accounted for 94.4% of our total net revenue for the six months ended September 30, 2022, as compared to 90.9% for the prior year period. The increase was primarily due to net revenue of $915.5 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Tiny Tina's Wonderlands. These increases in net revenue from digital online channels were partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Net revenue from physical retail and other channels decreased by $12.7 million and accounted for 5.6% of our total net revenue for the six months ended September 30, 2022, as compared to 9.1% for the prior year period. The decrease was due to a decrease in net revenue from our NBA 2K franchise, partially offset by an increase in net revenue from The Quarry.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $791.5 million and accounted for 77.2% of net revenue for the six months ended September 30, 2022, as compared to 68.0% of net revenue for the prior year period. The increase was primarily due to net revenue of $902.4 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven. The increase in net revenue from recurrent consumer spending was partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other increased by $32.9 million and accounted for 22.8% of net revenue for the six months ended

September 30, 2022 as compared to 32.0% of net revenue for the prior year period. The increase was due to an increase in net revenue from The Quarry, Tiny Tina's Wonderlands, and our NBA 2K and WWE 2K franchises, partially offset by a decrease in net revenue from our Borderlands, Grand Theft Auto, and Red Dead Redemption franchises.
Gross profit as a percentage of net revenue for the six months ended September 30, 2022 was 53.9% as compared to 53.0% for the prior year period. The increase in gross profit as a percentage of net revenue was due to lower internal royalties due to the timing of when royalties are earned and (ii) lower capitalized software amortization due to impairments recognized in the prior year period, partially offset by (i) higher amortization related to intangible assets related to our Zynga acquisition and (ii) higher product costs for fees paid to platform partners due to an increase in Mobile revenues as a result of the Zynga acquisition.
Net revenue earned outside of the United States increased by $306.7 million and accounted for 38.9% of our total net revenue for the six months ended September 30, 2022, as compared to 39.7% in the prior year period. The increase in net revenue outside of the United States was primarily due to net revenue of $346.5 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Zynga Poker, and Merge Dragons!, as well as an increase in net revenue from Top Eleven, partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Changes in foreign currency exchange rates decreased net revenue by $20.8 million and decreased gross profit by $8.8 million for the six months ended September 30, 2022 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$716.4	28.7%	$239.9	14.4%	$476.5	198.6%
General and administrative	451.7	18.1%	232.2	13.9%	219.5	94.5%
Research and development	417.0	16.7%	193.8	11.6%	223.2	115.2%
Depreciation and amortization	51.0	2.0%	28.6	1.7%	22.4	78.3%
Total operating expenses (1)	$1,636.1	65.6%	$694.5	41.5%	$941.6	135.6%
(1) Includes stock-based compensation expense, which was allocated as follows (in millions):

	2022	2021
Selling and marketing	53.2	$15.2
General and administrative	64.7	33.9
Research and development	59.3	24.8
Changes in foreign currency exchange rates decreased total operating expenses by $35.8 million for the six months ended September 30, 2022, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $476.5 million for the six months ended September 30, 2022, as compared to the prior year period, due primarily to (i) marketing expense for titles from our Zynga acquisition, including Rollic's hyper-casual portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, (ii) higher amortization related to intangible assets related to our Zynga acquisition, and (iii) higher personnel expenses for additional headcount, including related to our acquisition of Zynga.
General and administrative
General and administrative expenses increased by $219.5 million for the six months ended September 30, 2022, as compared to the prior year period, due to increases in (i) professional fees related to our acquisition and integration of Zynga and (ii) personnel expenses for additional headcount, including our acquisition of Zynga.
General and administrative expenses for the six months ended September 30, 2022 and 2021 included occupancy expense (primarily rent, utilities and office expenses) of $29.5 million and $15.9 million, respectively, related to our development studios.
Research and development
Research and development expenses increased by $223.2 million for the six months ended September 30, 2022, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including related to our acquisition of Zynga.

Depreciation and Amortization
Depreciation and amortization expenses for the six months ended September 30, 2022 increased by $22.4 million, as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net
Interest and other, net was expense of $79.8 million for the six months ended September 30, 2022, as compared to $1.6 million for the prior year period. The increase was due primarily to interest expense related to our Senior Notes, Term Loan, 2022 Credit Agreement, and Bridge Loan commitment, including the amortization of related deferred costs, in connection with our acquisition of Zynga (refer to Note 9 - Debt and Note 14 - Acquisitions) and foreign currency losses.
Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a loss of $37.7 for the six months ended September 30, 2022 as compared to a gain of $2.4 for the prior year period. The change was due primarily to a loss relating to our Convertible Notes, partially offset by a gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 9 - Debt and Note 14 - Acquisitions).
Benefit from Income Taxes
The benefit from income taxes for the six months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $46.4 for the six months ended September 30, 2022 as compared to a provision for income taxes of $28.9 for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 11.4% for the six months ended September 30, 2022 was due primarily to a tax expense of $22.6 related to the geographic mix of earnings, nondeductible expense of $8.2 related to the settlement of convertible debt, tax expense of $6.0 from employee stock-based compensation, offset by benefits of $30.9 from tax credits.

In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 15.1% for the six months ended September 30, 2021 was due primarily to a tax benefit of $11.4 as a result of tax credits anticipated to be utilized and excess tax benefits of $4.0 from employee stock-based compensation offset by a tax expense of $2.4 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.

The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax benefits from tax credits in the current period, increased expense from employee stock-based compensation, nondeductible expense related to the settlement of convertible debt and by the geographic mix of earnings.

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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement was effective for the Company beginning April 1, 2022. For the six months ended September 30, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the six months ended September 30, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
Net (loss) income and (loss) earnings per share
For the six months ended September 30, 2022, net loss was $361.0 million, as compared to income of $162.5 million in the prior year period. For the six months ended September 30, 2022, diluted loss per share was $2.38 as compared to diluted earnings per share of $1.39 in the prior year period. Basic weighted average shares of 151.8 million were 34.9 million shares higher as compared to the prior year period, due to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - (Loss) Earnings Per Share to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
Liquidity and Capital Resources
Our primary cash requirements are to fund (i) the development, manufacturing, and marketing of our published products, (ii) working capital, (iii) capital expenditures, (iv) debt and interest payments, (v) acquisitions, and (vi) tax payments. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our 2022 Credit Agreement to satisfy our working capital needs. Refer to Note 9 - Debt for additional discussion of our outstanding debt obligations.
Short-term Investments
As of September 30, 2022, we had $348.0 of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of September 30, 2022, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal Reserve, in response to rising inflation and related adverse economic conditions, we anticipate our investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.

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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the three months ended September 30, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds were used to finance our acquisition of Zynga.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.25% at September 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.04% at September 30, 2022, which rates are determined by the Company's credit rating.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement. The proceeds were used to finance a portion of the repurchase of the Convertible Notes. After giving effect to this borrowing, we had approximately $299.5 available for additional borrowings as of September 30, 2022. On September 22, 2022, we repriced our outstanding borrowing at approximately 4.84%.
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
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (refer to Note 9 - Debt).
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.9% and 79.8% of net revenue during the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and March 31, 2022, five customers accounted for 68.9% and 72.8% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 51.0% and 63.8% of such balances at September 30, 2022 and March 31, 2022, respectively. We had two customers who accounted for 32.4% and 18.6% of our gross accounts receivable as of September 30, 2022, respectively, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
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
As of September 30, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $772.7. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates.
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
During the three months ended September 30, 2022, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of September 30, 2022, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(millions of dollars)	2022	2021
Net cash provided by operating activities	$155.4	$283.7
Net cash used in investing activities	(2,790.6)	(384.1)
Net cash provided by (used in) financing activities	2,133.5	(244.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(36.2)	(0.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(537.9)	$(345.5)
At September 30, 2022, we had $1,657.4 of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,195.3 at March 31, 2022. The decrease was due to Net cash used in investing activities primarily related to our Zynga Acquisition (refer to Note 14 - Acquisitions). This net decrease was partially offset by Net cash provided by financing activities (refer to Note 9 - Debt), primarily related to proceeds from the issuance of Senior Notes and draw-downs on our 2022 Credit Agreement and Term Loan, which were partially offset by payments for Convertible Notes that were part of our Zynga Acquisition. To a lesser extent, the net decrease was also partially offset by Net cash provided by operating activities from sales of our products, partially offset by the timing of payments, including for transaction related costs related to our Zynga Acquisition.
Commitments
Refer to Note 12 - Commitments and Contingencies for disclosures regarding our commitments.

Capital Expenditures
In fiscal year 2023, we anticipate capital expenditures to be approximately $150.0. During the six months ended September 30, 2022, capital expenditures were $99.4.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended September 30, 2022 and 2021, 39.5% and 40.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2022, we had $348.0 of short-term investments, which included $330.7 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $956.4 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2022.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.25% at September 30, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.04% at September 30, 2022, which rates are determined by the Company's credit rating. At September 30, 2022, there were borrowings of approximately $200.0 under the 2022 Credit Agreement, which mature in 2027.
We also have borrowings of $350.0 at 3.60% under our Term Loan. The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which margins are determined by reference to our credit rating.

Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended September 30, 2022 and 2021, our foreign currency translation adjustment was a loss of $116.3 and a loss of $16.7, respectively. For the three months ended September 30, 2022 and 2021, we recognized a foreign currency exchange transaction loss of $21.9 and a gain of $0.4, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the six months ended September 30, 2022 and 2021, our foreign currency translation adjustment was a loss of $179.1 and a loss of $10.6, respectively. For the six months ended September 30, 2022 and 2021, we recognized a foreign currency exchange transaction loss of $25.4 and a loss of $1.9, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2022, we had $197.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $57.3 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2022, we had $132.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $75.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended September 30, 2022 and 2021, we recorded a loss of $4.6 and a gain of $0.6, respectively. For the six months ended September 30, 2022 and 2021, we recorded a loss of $2.6 and a loss of $1.2, respectively. As of September 30, 2022, the fair value of these outstanding forward contracts was $1.8 and was included in Accrued expenses and other current liabilities, and, as of March 31, 2022, the fair value of outstanding forward contracts was an immaterial loss of $0.2 and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended September 30, 2022, 39.5% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.

Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 other than as discussed below. Because the Zynga Acquisition has now been consummated and Zynga’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the joint proxy statement/prospectus previously filed on April 7, 2022, and incorporated by reference herein (File No. 333-263511), including the risks relating to Zynga’s business as detailed in Exhibit 99.2 of the Form 8-K previously filed on April 6, 2022, and incorporated by reference herein.
We have updated the Risk Factor below (which was previously included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022) to reference the Cybersecurity Incident, which is discussed under “Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Cybersecurity Incident.”

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We have also faced and in the future could face sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. See “Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Cybersecurity Incident” for further discussion.
Information technology system disruptions, network failures, or security breaches (including the Cybersecurity Incident and similar incidents) have negatively affected, and in the future could negatively affect our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats is heightened as a result of international conflicts such as the one between Russia and Ukraine and as a result of an extended period of remote work arrangements due to COVID-19. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, have not been and in the future may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Failures to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services, and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
Successful exploitation of our systems can have other negative effects upon the products, services, and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency or virtual assets that can be used or redeemed by a player within a particular game or service. Although we have implemented and continue to develop programs reasonably designed to prevent such negative impacts, the abuse or exploitation of our virtual economies can include the illegitimate generation and sale of virtual items in black markets. These kinds of activities and the steps that we take to address and prevent these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.

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
During the three months ended September 30, 2022, we did not repurchase any shares of our common stock in the open market, as part of the program. As of September 30, 2022, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2022:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2022	—	$—	—	10.0
August 1-31, 2022	—	$—	—	10.0
September 1-30, 2022	—	$—	—	10.0

Item 6.    Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and six months ended September 30, 2022 and 2021 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 7, 2022	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)