Form 10-Q
period 2022-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2023-02-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

As of January 26, 2023, there were 168,674,529 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$860.9	$1,732.1
Short-term investments	268.6	820.1
Restricted cash and cash equivalents	331.5	359.8
Accounts receivable, net of allowances of $1.3 and $0.4 at December 31, 2022 and March 31, 2022, respectively	711.1	579.4
Software development costs and licenses	68.1	81.4
Contract assets	84.4	104.9
Prepaid expenses and other	282.1	193.4
Total current assets	2,606.7	3,871.1
Fixed assets, net	360.6	242.0
Right-of-use assets	319.9	217.2
Software development costs and licenses, net of current portion	1,035.9	755.9
Goodwill	6,788.2	674.6
Other intangibles, net	5,222.6	266.5
Deferred tax assets	123.9	73.8
Long-term restricted cash and cash equivalents	109.9	103.5
Other assets	313.7	341.7
Total assets	$16,881.4	$6,546.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151.6	$125.9
Accrued expenses and other current liabilities	1,313.3	1,074.9
Deferred revenue	1,136.4	865.3
Lease liabilities	58.5	38.9
Short-term debt	350.0	—
Total current liabilities	3,009.8	2,105.0
Long-term debt, net	2,735.5	—
Non-current deferred revenue	31.0	70.9
Non-current lease liabilities	354.2	211.3
Non-current software development royalties	121.2	115.5
Deferred tax liabilities, net	711.3	21.8
Other long-term liabilities	368.0	212.1
Total liabilities	$7,331.0	$2,736.6
Commitments and contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, $0.01 par value, 300.0 and 200.0 shares authorized; 192.2 and 139.0 shares issued and 168.5 and 115.4 outstanding at December 31, 2022 and March 31, 2022, respectively	1.9	1.4
Additional paid-in capital	8,928.7	2,597.2
Treasury stock, at cost; 23.7 and 23.7 common shares at December 31, 2022 and March 31, 2022, respectively	(1,020.6)	(1,020.6)
Retained earnings	1,774.6	2,289.0
Accumulated other comprehensive loss	(134.2)	(57.3)
Total stockholders' equity	$9,550.4	$3,809.7
Total liabilities and stockholders' equity	$16,881.4	$6,546.3
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue:
Game	$1,231.3	$883.3	$3,469.3	$2,512.3
Advertising	176.5	20.0	434.4	62.5
Total net revenue	1,407.8	903.3	3,903.7	2,574.8
Cost of revenue	691.9	350.4	1,841.6	1,136.8
Gross profit	715.9	552.9	2,062.1	1,438.0
Selling and marketing	446.7	135.3	1,163.1	375.2
Research and development	238.2	116.7	655.2	310.5
General and administrative	168.9	130.8	620.6	363.0
Depreciation and amortization	35.0	16.0	86.0	44.6
Total operating expenses	888.8	398.8	2,524.9	1,093.3
(Loss) income from operations	(172.9)	154.1	(462.8)	344.7
Interest and other, net	(28.3)	(5.6)	(108.1)	(7.2)
Gain (loss) on fair value adjustments, net	1.1	3.7	(36.6)	6.1
(Loss) income before income taxes	(200.1)	152.2	(607.5)	343.6
(Benefit from) provision for income taxes	(46.7)	7.6	(93.1)	36.5
Net (loss) income	$(153.4)	$144.6	$(514.4)	$307.1
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.91)	$1.25	$(3.27)	$2.66
Diluted (loss) earnings per share	$(0.91)	$1.24	$(3.27)	$2.63
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net (loss) income	$(153.4)	$144.6	$(514.4)	$307.1
Other comprehensive (loss) income:
Foreign currency translation adjustment	100.7	(13.5)	$(78.4)	(24.1)
Change in fair value of available for sale securities	1.4	(1.4)	$1.5	(1.8)
Other comprehensive income (loss)	102.1	(14.9)	$(76.9)	(25.9)
Comprehensive (loss) income	$(51.3)	$129.7	$(591.3)	$281.2

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended December 31,
	2022	2021
Operating activities:
Net (loss) income	$(514.4)	$307.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	147.6	177.8
Stock-based compensation	238.5	142.5
Noncash lease expense	35.2	25.2
Amortization of intellectual property	740.1	49.5
Depreciation	62.9	44.7
Amortization of debt issuance costs	12.3	—
Interest expense	79.0	—
Fair value adjustments	37.1	(6.1)
Other, net	(36.0)	12.2
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	158.0	(85.8)
Software development costs and licenses	(362.9)	(376.5)
Prepaid expenses and other current and other non-current assets	(23.5)	(142.7)
Deferred revenue	(88.1)	10.6
Accounts payable, accrued expenses and other liabilities	(450.0)	(139.3)
Net cash provided by operating activities	35.8	19.2
Investing activities:
Change in bank time deposits	123.0	(43.9)
Sale and maturities of available-for-sale securities	436.1	494.9
Purchases of available-for-sale securities	—	(632.5)
Purchases of fixed assets	(137.7)	(133.4)
Proceeds from sale of long-term investment	20.6	—
Purchases of long-term investments	(10.2)	(8.7)
Business acquisitions	(3,241.8)	(157.3)
Other	(4.8)	1.1
Net cash used in investing activities	(2,814.8)	(479.8)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(90.6)	(59.1)
Issuance of common stock	22.3	19.6
Payment for settlement of convertible notes	(1,166.8)	—
Proceeds from issuance of debt	3,248.9	—
Cost of debt	(22.4)	—
Repayment of debt	(200.0)	—
Settlement of capped calls	140.1	—
Loan repayment	—	(0.2)
Repurchase of common stock	—	(200.0)
Payment of contingent earn-out consideration	(26.9)	—
Net cash provided by (used in) financing activities	1,904.6	(239.7)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(18.6)	(2.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(893.0)	(703.0)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,195.3	2,060.2
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,302.3	$1,357.2
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended December 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2022	191.2	$1.9	$8,760.5	(23.7)	$(1,020.6)	$1,928.0	$(236.3)	$9,433.5
Net income	—	—	—	—	—	(153.4)	—	(153.4)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	100.7	100.7
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	104.2	—	—	—	—	104.2
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.1)	—	(12.9)	—	—	—	—	(12.9)
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga Acquisition	—	—	8.1	—	—	—	—	8.1
Employee share purchase plan settlement	0.1	—	10.9	—	—	—	—	10.9
Balance, December 31, 2022	192.2	$1.9	$8,928.7	(23.7)	$(1,020.6)	$1,774.6	$(134.2)	$9,550.4

	Three Months Ended December 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2021	138.9	$1.4	$2,475.1	(23.7)	$(1,020.6)	$2,033.5	$(19.7)	$3,469.7
Net income	—	—	—	—	—	144.6	—	144.6
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(13.5)	(13.5)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	61.7	—	—	—	—	61.7
Issuance of restricted stock, net of forfeitures and cancellations	0.1	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(5.8)	—	—	—	—	(5.8)
Employee share purchase plan settlement	0.1	—	10.4	—	—	—	—	10.4
Balance, December 31, 2021	139.1	$1.4	$2,541.4	(23.7)	$(1,020.6)	$2,178.1	$(34.6)	$3,665.7

See accompanying Notes.

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	$1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(514.4)	—	(514.4)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(78.4)	(78.4)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.5	1.5
Stock-based compensation	—	—	290.5	—	—	—	—	290.5
Issuance of restricted stock, net of forfeitures and cancellations	2.2	—	—	—	—	—	—	—
Exercise of stock options	0.9	—	42.9	—	—	—	—	42.9
Net share settlement of restricted stock awards	(0.7)	—	(90.6)	—	—	—	—	(90.6)
Employee share purchase plan settlement	0.2	—	22.3	—	—	—	—	22.3
Issuance of shares related to Zynga Acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga Acquisition	—	—	151.7	—	—	—	—	151.7
Issuance of shares related to Zynga convertible notes	3.7	—	479.7	—	—	—	—	479.7
Balance, December 31, 2022	192.2	$1.9	$8,928.7	(23.7)	$(1,020.6)	$1,774.6	$(134.2)	$9,550.4

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137.6	$1.4	$2,288.8	(22.4)	$(820.6)	$1,871.0	$(8.7)	$3,331.9
Net income	—	—	—	—	—	307.1	—	307.1
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(24.1)	(24.1)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation	—	—	198.0	—	—	—	—	198.0
Repurchased common stock	—	—	—	(1.3)	(200.0)	—	—	(200.0)
Issuance of restricted stock, net of forfeitures and cancellations	1.1	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.3)	—	(59.1)	—	—	—	—	(59.1)
Employee share purchase plan settlement	0.2	—	19.6	—	—	—	—	19.6
Issuance of shares related to Nordeus acquisition	0.5	—	94.1	—	—	—	—	94.1
Balance, December 31, 2021	139.1	$1.4	$2,541.4	(23.7)	$(1,020.6)	$2,178.1	$(34.6)	$3,665.7

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
Revenue Recognition
We derive revenue primarily from the sale of our interactive entertainment content, principally for console gaming systems, PC, and Mobile. We also generate revenue from advertising within our software products.
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
Recently Adopted Accounting Pronouncements
Accounting for Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on any entity's financial statements. The new guidance is effective for fiscal years beginning after December 15, 2021, with the new disclosures required on an annual basis, and can be applied either prospectively or retrospectively. We adopted the new guidance on April 1, 2022 and will include the disclosures as required in its annual reporting with respect to any government assistance or grants subject to the scope of the guidance to the extent material.
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

Net revenue by timing of recognition was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue recognized:
Over time	$1,120.0	$555.6	$3,043.9	$1,665.4
Point in time	287.8	347.7	859.8	909.4
Total net revenue	$1,407.8	$903.3	$3,903.7	$2,574.8

Content
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue recognized:
Recurrent consumer spending	$1,115.4	$547.8	$3,042.8	$1,683.7
Full game and other	292.4	355.5	860.9	891.1
Total net revenue	$1,407.8	$903.3	$3,903.7	$2,574.8

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue recognized:
United States	$886.8	$534.9	$2,412.6	$1,543.0
International	521.0	368.4	1,491.1	1,031.8
Total net revenue	$1,407.8	$903.3	$3,903.7	$2,574.8

Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue recognized:
Mobile	$721.2	$103.8	$1,820.9	$301.2
Console	561.4	665.5	1,720.5	1,864.0
PC and other	125.2	134.0	362.3	409.6
Total net revenue	$1,407.8	$903.3	$3,903.7	$2,574.8

Distribution Channel

Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue recognized:
Digital online	$1,336.7	$795.7	$3,693.7	$2,315.6
Physical retail and other	71.1	107.6	210.0	259.2
Total net revenue	$1,407.8	$903.3	$3,903.7	$2,574.8

Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of December 31, 2022 and March 31, 2022 were $1,167.4 and $936.2, respectively. For the nine months ended December 31, 2022, the additions to our deferred revenue balance were primarily due to the acquisition of Zynga (Note 14 - Acquisitions), which added $333.1 to our deferred revenue balance and cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2022 and 2021, $115.6 and $121.3, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2022 and 2021, $814.5 and $862.9, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the three and nine months ended December 31, 2022, $77.2 and $307.8, respectively, of revenue was recognized from the deferred revenue balance acquired from the Zynga acquisition. As of December 31, 2022, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,322.8, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,219.9 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of December 31, 2022 and March 31, 2022, our contract asset balances were $84.4 and $104.9, respectively.
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

In consideration for ZMC's services, we recorded consulting expense (a component of General and administrative expenses) of $(0.6) and $3.5 during the three months ended December 31, 2022 and 2021, respectively, and $3.3 and $6.9 during the nine months ended December 31, 2022 and 2021, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is included in General and administrative expenses, of $12.9 and $7.3 during the three months ended December 31, 2022 and 2021, respectively, and $34.4 and $21.9 during the nine months ended December 31, 2022 and 2021, respectively.
In connection with the 2022 Management Agreement and 2017 Management Agreement, we have granted restricted stock units (in thousands) to ZMC as follows:

	Nine Months Ended December 31,
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC were 1.1 and 0.4 as of December 31, 2022 and March 31, 2022, respectively. During the nine months ended December 31, 2022, 0.2 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.

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

	December 31, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$4.9	$—	$—	$4.9
Bank-time deposits	182.4	—	—	182.4
Short-term investments:
Corporate bonds	—	247.2	—	247.2
Bank-time deposits	18.7	—	—	18.7
Commercial paper	—	2.7	—	2.7
Restricted cash and cash equivalents:
Money market funds	263.5	—	—	263.5
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	109.1	—	—	109.1
Other assets:
Private equity	—	—	24.0	24.0
Total financial assets	$579.1	$249.9	$24.0	$853.0

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(2.2)	$—	$(2.2)
Contingent earn-out consideration	—	—	(60.1)	(60.1)
Other-long term liabilities:
Contingent earn-out consideration	—	—	(26.6)	(26.6)
Long-term debt, net:
Convertible notes	—	(51.4)	—	(51.4)
Total financial liabilities	$—	$(53.6)	$(86.7)	$(140.3)

	March 31, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Bank-time deposits	$636.0	$—	$—	$636.0
Money market funds	501.9	—	—	501.9
Commercial paper	—	119.4	—	119.4
US Treasuries	52.0	—	—	52.0
Certificates of Deposit	—	10.0	—	10.0
Corporate bonds	—	2.8	—	2.8
Restricted cash and cash equivalents:
Money market funds	356.8	—	—	356.8
Bank-time deposits	0.5	—	—	0.5
Short-term investments:
Corporate bonds	—	538.5	—	538.5
Bank-time deposits	131.8	—	—	131.8
Commercial paper	—	125.4	—	125.4
US Treasuries	23.4	—	—	23.4
Certificates of Deposit	—	1.0	—	1.0
Other assets:
Private equity	—	—	16.1	16.1
Restricted cash and cash equivalents, long term:
Money market funds	103.5	—	—	103.5
Total financial assets	$1,805.9	$797.1	$16.1	$2,619.1

Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	—	(0.2)	—	(0.2)
Contingent earn-out consideration	—	—	(66.0)	(66.0)
Other long-term liabilities:
Contingent earn-out consideration	—	—	(43.0)	(43.0)
Total financial liabilities	$—	$(0.2)	$(109.0)	$(109.2)
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2022.
In connection with the Nordeus acquisition we completed on June 1, 2021, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $153.0 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. We recorded $61.1 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. During the nine months ended December 31, 2022, we paid $70.1 related to these earn-out consideration arrangements.

During the three and nine months ended December 31, 2022, we recognized General and administrative expense of $6.8 and $19.8, respectively, within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $58.7 and is recorded within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of December 31, 2022. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the second 12-month period.

In connection with our acquisition of Popcore we completed on November 16, 2022, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. We recorded $24.5 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. At December 31, 2022, the balance is recorded within Other long-term liabilities in our Condensed Consolidated Balance Sheet.

The remaining contingent earn-out consideration liability of $3.5 recorded within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of December 31, 2022, relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At December 31, 2022, and March 31, 2022, we held $8.0 and $20.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$18.7	$—	$—	$18.7
Available-for-sale securities:
Corporate bonds	250.9	—	(3.7)	247.2
Commercial paper	2.7	—	—	2.7
Total Short-term investments	$272.3	$—	$(3.7)	$268.6

	March 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$131.8	$—	$—	$131.8
Available-for-sale securities:
Corporate bonds	544.3	—	(5.8)	538.5
US Treasuries	23.4	—	—	23.4
Commercial Paper	125.4	—	—	125.4
Certificates of Deposit	1.0	—	—	1.0
Total Short-term investments	$825.9	$—	$(5.8)	$820.1

The following table summarizes the contracted maturities of our short-term investments at December 31, 2022:

	December 31, 2022
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$269.4	$265.8
Due in 1 - 2 years	2.9	2.8
Total Short-term investments	$272.3	$268.6

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2022	March 31, 2022
Forward contracts to sell foreign currencies	$241.9	$132.8
Forward contracts to purchase foreign currencies	90.0	75.8
For the three months ended December 31, 2022 and 2021, we recorded a loss of $14.1 and a gain of $4.1, respectively, and for the nine months ended December 31, 2022 and 2021 we recorded a loss of $16.7 and a gain of $2.9, respectively, related to foreign currency forward contracts in Interest and other, net in our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2022		March 31, 2022
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$47.4	$817.2	$59.2	$599.3
Software development costs, externally developed	9.7	181.2	19.3	145.2
Licenses	11.0	37.5	2.9	11.4
Software development costs and licenses	$68.1	$1,035.9	$81.4	$755.9
During the three months ended December 31, 2022 and 2021, we recorded $1.7 and $0.6, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended December 31, 2022 and during the three months ended December 31, 2021 related to decisions not to proceed with further development of certain interactive entertainment software.
During the nine months ended December 31, 2022 and 2021, we recorded $25.0 and $65.7, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the nine months ended December 31, 2022 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the nine months ended December 31, 2021 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	March 31, 2022
Software development royalties	$396.7	$615.7
Compensation and benefits	233.3	134.0
Deferred acquisition payments	140.8	78.6
Marketing and promotions	124.4	30.6
Tax payable	102.4	14.1
Licenses	76.4	81.1
Refund liability	61.8	51.7
Sales tax liability	43.2	17.2
Interest payable	21.7	—
Professional fees	8.6	17.0
Other	104.0	$34.9
Accrued expenses and other current liabilities	$1,313.3	$1,074.9

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2022	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$976.8
2025 Notes	3.55%	April 14, 2025	600.0	578.4
2027 Notes	3.70%	April 14, 2027	600.0	565.5
2032 Notes	4.00%	April 14, 2032	500.0	442.4
2024 Convertible Notes	0.25%	June 1, 2024	22.5	22.5
2026 Convertible Notes	—%	December 15, 2026	28.9	28.9
Total			$2,751.4	$2,614.5
Unamortized discount and issuance costs			(15.9)
Long-term debt, net			$2,735.5
The components of Short-term debt on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2022	Fair Value (Level 2)
Term Loan	3.60%	June 21, 2023	$350.0	$350.0
Short-term debt			$350.0

The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2022	2022
2024 Notes	$8.3	$23.3
2025 Notes	5.3	15.1
2027 Notes	5.6	15.8
2032 Notes	5.0	14.2
Term Loan	2.9	6.4
2022 Credit Agreement	2.4	4.1
Total	$29.5	$78.9
The following table outlines the aggregate amount of maturities of our borrowings, as of December 31, 2022:

Fiscal Year Ended March 31,	Maturities
2023 (remaining)	$—
2024	1,350.0
2025	21.4
2026	600.0
2027	29.4
Thereafter	1,100.0
Total	3,100.8
Fair Value Adjustments	0.6
Total Face Value	$3,101.4
Bridge Loan
During the fiscal year ended March 31, 2022, in connection with our acquisition of Zynga (refer to Note 14 - Acquisitions), we received a bridge loan commitment of $2,700.0. The bridge loan commitment was terminated in April 2022 in connection with our Senior Notes debt offering discussed below. During the nine months ended December 31, 2022, we recognized expense related to interest and fees of $6.1 related to the bridge loan commitment within Interest and other, net in our Condensed Consolidated Statements of Operations. At April 30, 2022, all deferred financing costs related to the bridge loan commitment were fully amortized.
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the nine months ended December 31, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the three and nine months ended December 31, 2022, we made interest payments of $31.8. The proceeds were used to finance a portion of our acquisition of Zynga.

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
Debt issuance costs of $19.1 and original issuance discount of $1.3 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the three months ended December 31, 2022, we recognized $1.4 of amortization of debt issuance costs and $0.1 of amortization of the original issuance discount. During the nine months ended December 31, 2022, we recognized $4.0 of amortization of debt issuance costs and $0.3 of amortization of the original issuance discount.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.36% at December 31, 2022, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2022, we amortized $0.2 and $0.5, respectively, of these debt issuance costs.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement, which constitutes senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations, and will record interest within Interest and other, net in our Condensed Consolidated Statement of Operations. This borrowing has a maturity date of May 23, 2027. On September 22, 2022, we repriced our outstanding borrowing at approximately 4.84%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). In December 2022, we fully repaid the $200.0 drawdown. As of December 31, 2022, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings. During the nine months ended December 31, 2022, we made interest payments of $2.4.

Information related to availability on our respective credit agreements for each period was as follows:

	December 31, 2022	March 31, 2022
Available borrowings	$499.5	$247.5
Outstanding letters of credit	2.8	2.5
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
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). During the nine months ended December 31, 2022, we made interest payments of $6.4.
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

As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no— 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at December 31, 2022.
The 2024 Convertible Notes and 2026 Convertible Notes constitute senior unsecured indebtedness of Zynga, ranking pari passu with all of our other existing and future senior unsecured unsubordinated obligations of Zynga. As a result the 2024 Convertible Notes and 2026 Convertible Notes are structurally senior to the indebtedness of the Company as to Zynga, its subsidiaries, and their respective assets. As noted above, the Company also guaranteed the payment and other obligations of Zynga under the Convertible Notes. The Company's guarantees of the 2024 Convertible Notes and 2026 Convertible Notes are the Company's senior unsecured obligations and rank equally with all of the Company's other existing and future senior unsecured unsubordinated obligations.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of December 31, 2022, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met, and, therefore, both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 14 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of December 31, 2022, we recorded $22.5 as the fair value of the remaining outstanding 2024 Convertible Notes, and $28.9 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net in our Condensed Consolidated Balance Sheet. During the three months ended December 31, 2022, we recognized a gain of $1.5 within Gain (loss) on fair value adjustments, net in our Condensed Consolidated Statements of Operations, which includes the loss recognized on the converted Convertible Notes. During the nine months ended December 31, 2022, we recognized a loss of $44.8 within Gain (loss) on fair value adjustments, net in our Condensed Consolidated Statements of Operations, which includes the loss recognized on the converted Convertible Notes.
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
We have accounted for these Capped Calls as derivatives under ASC 815. We initially recorded $131.3 as the acquisition date fair value of these Capped Calls, and, as of June 30, 2022, the fair value of $140.1 is recorded on our Condensed Consolidated Balance Sheet. The fair value (Level 2), in each instance, was determined based on negotiated termination agreements with the counterparties, which are dependent on our stock price over a certain period of time as further defined in the respective agreements. During the nine months ended December 31, 2022, we recognized a gain of $8.8 within Gain (loss) on fair value adjustments, net in our Consolidated Statements of Operations.
In July 2022, we received $140.1 in cash for settlement of these Capped Calls.
10. (LOSS) EARNINGS PER SHARE ("EPS")
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Computation of Basic (loss) earnings per share:
Net (loss) income	$(153.4)	$144.6	$(514.4)	$307.1
Weighted average shares outstanding—basic	168.0	115.3	157.2	115.6
Basic (loss) earnings per share	$(0.91)	$1.25	$(3.27)	$2.66

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(153.4)	$144.6	$(514.4)	$307.1

Weighted average shares outstanding—basic	168.0	115.3	157.2	115.6
Add: dilutive effect of common stock equivalents	—	1.4	—	1.2
Weighted average common shares outstanding—diluted	168.0	116.7	157.2	116.8

Diluted (loss) earnings per share	$(0.91)	$1.24	$(3.27)	$2.63
We incurred a net loss for the three and nine months ended December 31, 2022; therefore, the diluted weighted average shares outstanding exclude the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended December 31, 2022, we had 1.0 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period. For the nine months ended December 31, 2022, we had 1.5 potentially dilutive shares from share-based awards and 0.7 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the nine months ended December 31, 2022, 2.2 restricted stock awards vested, we granted 3.2 unvested restricted stock awards, and 1.3 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in the reversal of expense of $48.7 and amounts capitalized as software development costs of $9.2.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides the components of accumulated other comprehensive loss:

	Nine Months Ended December 31, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2022	$(52.8)	$(4.5)	$(57.3)
Other comprehensive loss before reclassifications	(78.4)	1.5	(76.9)
Balance at December 31, 2022	$(131.2)	$(3.0)	$(134.2)

	Nine Months Ended December 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sales securities	Total
Balance at March 31, 2021	$(9.3)	$0.6	$(8.7)
Other comprehensive income (loss) before reclassifications	(24.1)	(1.8)	(25.9)
Balance at December 31, 2021	$(33.4)	$(1.2)	$(34.6)

12. COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of December 31, 2022 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Operating Leases	Purchase Obligations	Total
2023 (remaining)	$80.5	$5.8	$19.5	$165.3	$271.1
2024	276.8	24.9	63.1	140.0	504.8
2025	191.7	34.7	69.6	69.9	365.9
2026	122.2	92.8	52.5	27.8	295.3
2027	18.1	17.6	49.0	2.5	87.2
Thereafter	15.4	22.5	244.6	0.1	282.6
Total	$704.7	$198.3	$498.3	$405.6	$1,806.9
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
13. INCOME TAXES
The benefit from income taxes for the three months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $46.7 for the three months ended December 31, 2022, as compared to the provision for income taxes of $7.6 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 23.3% for the three months ended December 31, 2022 was due primarily to tax benefits of $2.4 related to geographic mix of earnings, tax benefits of $1.0 from tax credits, and tax expense of $0.5 from employee stock-based compensation.
The benefit from income taxes for the nine months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $93.1 for the nine months ended December 31, 2022, as compared to the provision for income taxes of $36.5 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 15.3% for the nine months ended December 31, 2022 was due primarily to tax expense of $20.3 related to geographic mix of earnings, tax expense of $6.5 from employee stock-based compensation, nondeductible expense of $10.0 related to the settlement of convertible debt, offset by benefits of $31.9 from tax credits.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April 1, 2022. For the nine months ended December 31, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
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
14. ACQUISITIONS
Zynga Acquisition

On May 23, 2022, we completed our acquisition of 100% of the issued and outstanding shares of Zynga, a leading developer of mobile games (the "Zynga Acquisition"). Under the terms and conditions of the merger agreement, each Zynga stockholder received $3.50 in cash and 0.0406 shares of our common stock and cash in lieu of fractional shares for each share of Zynga common stock outstanding at closing. Our consideration consisted of an aggregate of $3,992.4 in cash, 46.3 shares of our common stock, and $151.7 of replacement equity awards attributable to the pre-acquisition service period (see below). In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our Senior Notes (refer to Note 9 - Debt). The cash portion of the merger consideration was funded from our cash on hand, including the proceeds from our senior notes offering. Transaction costs of $5.6, $4.1, and $1.2 for the three months ended December 31, 2022 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations. Transaction costs of $128.7, $14.0, and $8.0 for the nine months ended December 31, 2022 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Condensed Consolidated Statements of Operations.

We acquired Zynga as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings

The acquisition-date fair value of the consideration totaled $9,521.8, which consisted of the following:

Fair value of purchase consideration
Cash	$3,992.4
Common stock (46.3 shares)	5,377.7
Replacement equity awards	151.7
Total	$9,521.8

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

	Fair Value	Weighted average useful life
Cash acquired	$864.9	N/A
Accounts receivable	271.2	N/A
Prepaid expenses and other	193.4	N/A
Fixed assets	54.2	N/A
Right-of-use assets	92.7	N/A
Other tangible assets	67.0	N/A
Accounts payable	(78.5)	N/A
Accrued expenses and other current liabilities	(355.6)	N/A
Deferred revenue	(333.1)	N/A
Lease liabilities	(15.7)	N/A
Long-term debt	(1,653.1)	N/A
Non-current lease liabilities	(131.6)	N/A
Deferred tax liabilities, net	(954.2)	N/A
Other liabilities assumed	(61.5)	N/A
Intangible Assets
Developed game technology	4,440.0	7
Branding and trade names	384.0	12
Game engine technology	261.0	4
User base	316.0	1
Developer relationships	57.0	4
Advertising technology	43.0	3
Customer relationships	31.0	5
Goodwill	6,029.7	N/A
Total	$9,521.8

Convertible Notes and Related Capped Calls

Refer to Note 9 - Debt for a discussion of the Convertible Notes and related Capped Calls that were previously issued by Zynga.

Identifiable Intangible Assets Acquired and Goodwill

The preliminary fair value estimates of Developed game technology, Game engine technology, and Advertising technology were estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the Developed game technology, Advertising technology, and Game engine technology intangible assets, respectively, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The amortization for these intangible assets has been recorded to Cost of revenue in our Condensed Consolidated Statements of Operations.

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

The $6,029.7 of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Stock-Based Compensation

In connection with the Zynga Acquisition, (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $151.7 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of December 31, 2022, the future expense for the Converted RSU and PSU Awards was approximately $273.7, which will be recognized over a weighted average service period of approximately 1.5 years. As of December 31, 2022, the future expense for the Converted Options was approximately $1.3, which will be recognized over a weighted average service period of approximately 0.7 years.

Zynga Revenue and Earnings

The amounts of revenue and earnings of Zynga included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
Net revenue	$631.1	1,547.2
Net loss	$214.0	666.7

Pro-forma Financial Information

The following table summarizes the pro-forma consolidated results of operations (unaudited) for the three and nine months ended December 31, 2022 and 2021, as though the acquisition had occurred on April 1, 2021, the beginning of fiscal year 2022, and Zynga had been included in our consolidated results for the entire periods subsequent to that date.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Pro-forma Net revenue	$1,407.8	$1,600.7	$4,281.9	$4,691.3
Pro-forma Net loss	$83.4	$76.8	$236.7	$530.5

The unaudited pro-forma consolidated results above are based on the historical financial statements of Take-Two and Zynga and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of fiscal year 2022 and are not indicative of the future operating results of the combined company. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) alignment of Zynga's accounting policy with Take-Two’s revenue accounting policy regarding the timing of recognition of consumable and durable virtual items, (ii) additional interest expense related to financing for the acquisition, (iii) additional incremental stock-based compensation expense for the replacement of Zynga’s outstanding equity awards with Take-Two replacement equity awards, (iv) alignment of Zynga's accounting policy with Take-Two’s policy to expense certain royalty prepayments until technological feasibility is established, (v) additional amortization expense related to finite-lived intangible assets acquired, and (vi) the related tax effects assuming that the business combination occurred on April 1, 2021.

The significant nonrecurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs and the related tax effects incurred after the acquisition to the earliest period presented.

Popcore Acquisition

On November 16, 2022, we completed the acquisition of 100% of Popcore GmbH ("Popcore"), a privately-held Germany-based free-to-play mobile game developer, for initial consideration of $116.9 in cash, 0.6 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. The cash portion was funded from our cash on hand.

We acquired Popcore as part of our ongoing strategy to expand selectively our portfolio of owned intellectual property and to diversify and strengthen further our mobile offerings.

The acquisition-date fair value of the consideration totaled $199.2, which consisted of the following:

Fair value of purchase consideration
Cash	$116.9
Common stock (0.6 shares)	57.8
Contingent earn-out	24.5
Total	$199.2

The fair value of the contingent earn-out consideration arrangement at the acquisition date was $24.5. We estimated the fair value of the contingent earn-out consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. (Refer to Note 4 - Fair Value Measurements.)

We used the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary fair values of net tangible and intangible assets are management’s estimates based on the information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, as additional information is received. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Popcore:

	Fair Value	Weighted average useful life
Cash acquired	$32.5	N/A
Other tangible assets	38.0	N/A
Other liabilities assumed	(91.0)	N/A
Intangible Assets
Developed game technology	119.8	5
Game engine technology	28.5	7
Branding and trade names	3.5	4
Goodwill	67.9	N/A
Total	$199.2

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The amounts of revenue and earnings of Popcore included in our Condensed Consolidated Statement of Operations from the acquisition date are as follows:

Three and Nine Months Ended December 31, 2022
Net revenue	$22.5
Net loss	$4.1

Supplemental pro-forma financial information has not been provided as the historical results of Popcore were not material to us.

Transaction costs of $1.3 for the three months ended December 31, 2022 have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations. Transaction costs of $1.7 for the nine months ended December 31, 2022 have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operations.

15. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2022	$674.6
Acquisition of Zynga (see Note 14)	6,029.7
Acquisition of Popcore (see Note 14)	67.9
Additions from immaterial acquisitions	27.5
Currency translation adjustment	(11.5)
Balance at December 31, 2022	$6,788.2

Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$4,910.5	$(566.9)	$4,343.6	7 years
Branding and Trade Names	$395.2	$(24.3)	$370.9	12 years
User Base	$325.4	$(201.6)	$123.8	1 year
Game Engine Technology	$322.6	$(53.8)	$268.8	4 years
Developer Relationships	$57.0	$(8.7)	$48.3	5 years
Advertising Technology	$43.0	$(8.7)	$34.3	3 years
Customer relationships	$31.0	$(3.8)	$27.2	5 years
Analytics Technology	$29.6	$(29.5)	$0.1	0 years
Intellectual Property	$22.3	$(17.5)	$4.8	6 years
In Place Lease	$1.7	$(0.9)	$0.8	4 years
Total intangible assets	$6,138.3	$(915.7)	$5,222.6
    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$202.8	$12.9	$501.7	$38.6
Selling and marketing	$80.5	$0.8	$196.5	$4.5
Research and development	$7.2	$1.6	$17.5	$5.0
Depreciation and amortization	$11.4	$0.6	$24.4	$1.5
Total amortization of intangible assets	$301.9	$15.9	$740.1	$49.6
    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2023 (remaining)	$305.0
2024	$943.7
2025	$890.9
2026	$870.0
2027	$807.4

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
Overview
Zynga Acquisition and Related Debt Transactions
We acquired Zynga on May 23, 2022, for consideration having an acquisition date fair value of $9,521.8, consisting of $3,992.4 in cash, the issuance of 46.3 shares of our common stock, valued at $5,377.7, and $151.7 of replacement equity awards attributable to the pre-acquisition service period. Refer to Note 14 - Acquisitions of our Condensed Consolidated Financial Statements. Zynga is a leading developer of mobile games with a mission to connect the world through games.
Also, in connection with the Zynga Acquisition, we entered into several debt transactions (refer to Note 9 - Debt).
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”). The Senior Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).
The 2024 Notes mature on March 28, 2024, and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025, and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027, and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032, and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. During the nine months ended December 31, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the three and nine months ended December 31, 2022, we made interest payments of $31.8. The proceeds were used to finance a portion of our acquisition of Zynga.

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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.36% at December 31, 2022, which rates are determined by the Company's credit rating. On June 22, 2022, we drew down approximately $200.0 at 3.28% from our facility under the 2022 Credit Agreement. In December 2022, we fully repaid the $200.0 drawdown, and, at December 31, 2022, there were no borrowings against the 2022 Credit Agreement.
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
The proceeds from our draw-downs of the 2022 Credit Agreement and Term Loan were used to finance a portion of the settlement of the Convertible Notes acquired from Zynga. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at December 31, 2022.
Cybersecurity Incident
In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from our systems, including early development footage of the next installment in the Grand Theft Auto franchise. We immediately took steps to isolate and contain the incident. Rockstar Games did not experience and does not anticipate any disruption to its current services nor any long-term effect on its development timelines as a result of this incident. Subsequently, also in September 2022, we became aware that an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity (the “Cybersecurity Incident”), we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and expect to incur additional costs related to cybersecurity protections in the future. We are in the process of implementing a variety of measures to enhance further our cybersecurity protections.
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
Our strategy is to be the most creative, innovative, and efficient company in our industry. Our ambition is to capitalize on the popularity of video games by creating the highest-quality, most engaging interactive entertainment franchises in the business and delivering them across an array of platforms to captivate our global audience. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through virtual currency, add-on content, in-game purchases, and in-game advertising. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, role-playing, shooter, sports, and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
Our revenue is derived primarily from the sale of internally developed software titles and software titles developed by third parties. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom (U.K.), and the United States (U.S.).
Software titles published by our Rockstar Games label are primarily internally-developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 390 million units. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in more than 175 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 50 million units worldwide. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully, and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable episodes, and additional content. Rockstar Game's titles are published across all key platforms, including mobile. In February 2022, Rockstar Games announced that active development of the next entry in the Grand Theft Auto series is well underway.
Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres, including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM series. 2K also publishes successful externally developed brands, such as Borderlands and Tiny Tina's Wonderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences. 2K also publishes mobile titles, such as WWE SuperCard.
Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 is planned for early access release in fiscal year 2023. Private Division also previously released The Outer Worlds and Ancestors: The Humankind Odyssey.
Our Zynga label, which includes our former T2 Mobile Games label (which included Socialpoint, Playdots, and Nordeus) publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's diverse portfolio of popular game franchises has been downloaded more than 6 billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons, Merge Magic, Monster Legends, Parking Jam 3D, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual titles, including Hair Challenge and High Heels, published by Rollic. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
We acquired Popcore on November 16, 2022 for consideration having an acquisition date fair value of $199.2, consisting of $116.9 in cash, the issuance of 0.6 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing (See Note 14 - Acquisitions to our Condensed Consolidated Financial Statements). Founded in 2018, Popcore is a mobile games company based in Berlin best known for Parking Jam 3D and Pull the Pin.

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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 15% of our net revenue for the nine months ended December 31, 2022. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors that may affect our business in several areas, including consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. For example, the COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.
We transitioned the vast majority of our teams to working from home throughout fiscal years 2021 and 2022 in response to the health and safety threats relating to COVID-19. Since that time, the majority of our global offices have reopened. We continue to follow protocols from local governments and health officials to safety standards.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.7% and 79.2% of net revenue during the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and March 31, 2022, five customers comprised 57.6% and 72.8% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 34.7% and 63.8% of such balance at December 31, 2022, and March 31, 2022, respectively. We had two customers who accounted for 21.4% and 13.3% of our gross accounts receivable as of December 31, 2022, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2022, and March 31, 2022. The economic environment has affected our customers in the past, and may do so in the future, including as a result of the COVID-19 pandemic. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. There has been increased consolidation in our industry, as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through financial volatility.
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 44.1% of our net revenue by product platform for the nine months ended December 31, 2022. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, in-game purchases, and in-game advertising. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 94.6% of our net revenue for the nine months ended December 31, 2022. We expect online delivery of games and game offerings to continue to continue to be the primary part of our business over the long term.

We also publish an expanding variety of titles for Mobile, which are delivered to consumers through digital download, and are primarily distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our Mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for Mobile. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our Mobile Net revenue generally generates a lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between Mobile and other game sales may impact our gross margins. We are also starting to expand our direct-to-consumer efforts more meaningfully across our mobile portfolio to enhance profitability.
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
Content Release Highlights
During fiscal year 2023, Private Division released Rollerdrome, and 2K released The Quarry, NBA 2K23, PGA TOUR 2K23, New Tales from the Borderlands, and Marvel's Midnight Suns.
To date we have announced that, during the remainder of fiscal year 2023, 2K will release WWE 2K23, and Private Division will release Kerbal Space Program 2 early access on PC.
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long term.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, intangible assets, and long-lived assets; valuation and recognition of stock-based compensation; income taxes; and contingent earnout consideration. We are reiterating our significant accounting policy on revenue recognition, which is included in Note 1 - Basis of Presentation, including certain revenue policies applied upon close of the Zynga Acquisition. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric

Net Bookings

We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	Increase/ (decrease)	% Increase/ (decrease)	2022	2021	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,382.8	$866.1	$516.7	59.7%	$3,890.1	$2,562.4	$1,327.7	51.8%

For the three months ended December 31, 2022, Net Bookings increased by $516.7 as compared to the prior year period. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 14 - Acquisitions), including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in Net Bookings from our PGA TOUR 2K franchise, including PGA TOUR 2K23, which released in October 2022 and Marvel's Midnight Suns, which released in December 2022. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises.
For the nine months ended December 31, 2022, Net Bookings increased by $1,327.7 as compared to the prior year period. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 14 - Acquisitions), including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in Net Bookings from (i) Tiny Tina’s Wonderlands, which released in March 2022; (ii) The Quarry, which released in June 2022; and (iii) our WWE 2K franchise, including our March 2022 release of WWE 2K22. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(millions of dollars)	2022		2021		2022		2021
Net revenue	$1,407.8	100.0%	$903.3	100.0%	$3,903.7	100.0%	$2,574.8	100.0%
Cost of revenue	691.9	49.1%	350.4	38.8%	1,841.6	47.2%	1,136.8	44.2%
Gross profit	715.9	50.9%	552.9	61.2%	2,062.1	52.8%	1,438.0	55.8%
Selling and marketing	446.7	31.7%	135.3	15.0%	1,163.1	29.8%	375.2	14.6%
Research and development	238.2	17.4%	116.7	12.9%	655.2	16.8%	310.5	12.1%
General and administrative	168.9	12.0%	130.8	14.5%	620.6	15.9%	363.0	14.1%
Depreciation and amortization	35.0	2.5%	16.0	1.8%	86.0	2.2%	44.6	1.7%
Total operating expenses	888.8	63.1%	398.8	44.1%	2,524.9	64.7%	1,093.3	42.5%
(Loss) income from operations	(172.9)	(12.3)%	154.1	17.1%	(462.8)	(11.9)%	344.7	13.4%
Interest and other, net	(28.3)	(2.0)%	(5.6)	(0.6)%	(108.1)	(2.8)%	(7.2)	(0.3)%
Gain (loss) on fair value adjustments, net	1.1	0.1%	3.7	0.4%	(36.6)	(0.9)%	6.1	0.2%
(Loss) income before income taxes	(200.1)	(14.2)%	152.2	16.8%	(607.5)	(15.6)%	343.6	13.3%
(Benefit from) provision for income taxes	(46.7)	(3.3)%	7.6	0.8%	(93.1)	(2.4)%	36.5	1.4%
Net (loss) income	$(153.4)	(10.9)%	$144.6	16.0%	$(514.4)	(13.2)%	$307.1	11.9%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
Net revenue by geographic region:
United States	$886.8	63.0%	$534.9	59.2%	$2,412.6	61.8%	$1,543.0	59.9%
International	521.0	37.0%	368.4	40.8%	1,491.1	38.2%	1,031.8	40.1%
Net revenue by platform:
Mobile	$721.2	51.2%	$103.8	11.5%	$1,820.9	46.6%	$301.2	11.7%
Console	561.4	39.9%	665.5	73.7%	1,720.5	44.1%	1,864.0	72.4%
PC and other	125.2	8.9%	134.0	14.8%	362.3	9.3%	409.6	15.9%
Net revenue by distribution channel:
Digital online	$1,336.7	94.9%	$795.7	88.1%	$3,693.7	94.6%	$2,315.6	89.9%
Physical retail and other	71.1	5.1%	107.6	11.9%	210.0	5.4%	259.2	10.1%
Net revenue by content:
Recurrent consumer spending	$1,115.4	79.2%	$547.8	60.6%	$3,042.8	77.9%	$1,683.7	65.4%
Full game and other	292.4	20.8%	355.5	39.4%	860.9	22.1%	891.1	34.6%

Three Months Ended December 31, 2022 Compared to December 31, 2021

(millions of dollars)	2022	%	2021	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,407.8	100.0%	$903.3	100.0%	$504.5	55.9%
Software development costs and royalties (1)	294.1	20.9%	43.1	4.8%	251.0	582.4%
Product costs	204.6	14.5%	73.0	8.1%	131.6	180.3%
Internal royalties	116.7	8.3%	172.8	19.1%	(56.1)	(32.5)%
Licenses	76.5	5.4%	61.5	6.8%	15.0	24.4%
Cost of revenue	691.9	49.1%	350.4	38.8%	341.5	97.5%
Gross profit	$715.9	50.9%	$552.9	61.2%	$163.0	29.5%
(1) Includes $8.4 and $9.4 of stock-based compensation expense in 2022 and 2021, respectively, in software development costs and royalties.
For the three months ended December 31, 2022, net revenue increased by $504.5 as compared to the prior year period. The increase was primarily due to net revenue of $631.2 from Zynga, which we acquired in May 2022 (refer to Note 14- Acquisitions), including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue of $19.9 from our PGA TOUR 2K franchise, including PGA TOUR 2K23, which released in October 2022 and $20.5 from Marvel's Midnight Suns, which released in December 2022. These increases were partially offset by a decrease in net revenue of (i) $117.1 from our Grand Theft Auto franchise and (ii) $25.8 from our NBA 2K franchise.
Net revenue from console games decreased by $104.1 and accounted for 39.9% of our total net revenue for the three months ended December 31, 2022, as compared to 73.7% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises. These decreases in net revenue from console games were partially offset by an increase in net revenue from our PGA TOUR 2K franchise and Marvel's Midnight Suns. Net revenue from PC and other decreased by $8.8 and accounted for 8.9% of our total net revenue for the three months ended December 31, 2022, as compared to 14.8% for the prior year period. The decrease was primarily due to a decrease in net revenue from our Borderlands and Grand Theft Auto franchises. These decreases in net revenue from PC and other were partially offset by an increase in net revenue from Zynga. Net revenue from mobile increased by $617.4 and accounted for 51.2% of our total net revenue for three months ended December 31, 2022, as compared to 11.5% for the prior year period. The increase was primarily due to net revenue of $620.8 from Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven.
Net revenue from digital online channels increased by $541.0 and accounted for 94.9% of our total net revenue for the three months ended December 31, 2022, as compared to 88.1% for the prior year period. The increase was primarily due to net revenue of $631.1 from Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!. This increase was partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from physical retail and other channels decreased by $36.5 and accounted for 5.1% of our total net revenue for the three months ended December 31, 2022, as compared to 11.9% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our Grand Theft Auto franchise.
Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $567.6 and accounted for 79.2% of net revenue for the three months ended December 31, 2022, as compared to 60.6% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending was primarily due to net revenue of $621.3 from Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other decreased by $63.1 and accounted for 20.8% of net revenue for the three months ended December 31, 2022 as compared to 39.4% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from our Grand Theft Auto franchise. This decrease was partially offset by an increase in net revenue from Marvel's Midnight Suns and our PGA TOUR 2K franchise.
Gross profit as a percentage of net revenue for the three months ended December 31, 2022 was 50.9% as compared to 61.2% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to (i) higher amortization related to intangible assets related to our Zynga acquisition, (ii) higher product costs for fees paid to platform partners due to an increase in Mobile revenues as a result of the Zynga acquisition, and (iii) higher capitalized software amortization due to the timing of releases, partially offset by lower internal royalties due to the timing of when royalties are earned.

Net revenue earned outside of the United States increased by $152.6 and accounted for 37.0% of our total net revenue for the three months ended December 31, 2022, as compared to 40.8% in the prior year period. The increase in net revenue outside of the United States was primarily due to net revenue of $220.4 from Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Zynga Poker, and Merge Dragons! This increase was partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue by $8.2 and decreased gross profit by $6.4 for the three months ended December 31, 2022 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$446.7	31.7%	$135.3	15.0%	$311.4	230.2%
Research and development	238.2	16.9%	116.7	12.9%	121.5	104.1%
General and administrative	168.9	12.0%	130.8	14.5%	38.1	29.1%
Depreciation and amortization	35.0	2.5%	16.0	1.8%	19.0	118.8%
Total operating expenses(1)	$888.8	63.1%	$398.8	44.1%	$490.0	122.9%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2022	2021
Research and development	$29.4	$13.2
General and administrative	25.9	16.5
Selling and marketing	23.0	7.2
Changes in foreign currency exchange rates decreased total operating expenses by $21.3 for the three months ended December 31, 2022, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $311.4 for the three months ended December 31, 2022, as compared to the prior year period, due primarily to (i) marketing expense for titles from our Zynga acquisition, including Rollic's hyper-casual portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, (ii) higher amortization related to intangible assets related to our Zynga acquisition, and (iii) higher personnel expenses for additional headcount, including related to our acquisition of Zynga.
Research and development
Research and development expenses increased by $121.5 for the three months ended December 31, 2022, as compared to the prior year period, due primarily to increases in (i) personnel expenses due to increased headcount, including related to our acquisition of Zynga and (ii) production and development expenses related to Zynga.
General and administrative
General and administrative expenses increased by $38.1 for the three months ended December 31, 2022, as compared to the prior year period, due primarily to increases in (i) personnel expenses for additional headcount, including our acquisition of Zynga, (ii) rent expense, including Zynga locations, (ii) professional fees related to our acquisition and integration of Zynga, and (iv) IT expenses for cloud based services.
General and administrative expenses for the three months ended December 31, 2022 and 2021 included occupancy expense (primarily rent, utilities and office expenses) of $16.3 and $9.7, respectively, related to our development studios.
Depreciation and Amortization
Depreciation and amortization expenses increased by $19.0 for the three months ended December 31, 2022 as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net
Interest and other, net was expense of $28.3 for the three months ended December 31, 2022, as compared to $5.6 for the prior year period. The increase in expense was due primarily to interest expense related to our Senior Notes, Term Loan, and 2022 Credit Agreement, in connection with our acquisition of Zynga (refer to Note 9 - Debt and Note 14 - Acquisitions), partially offset by interest income on our available-for-sale securities.

Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a gain of $1.1 for the three months ended December 31, 2022 as compared to $3.7 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Benefit from Income Taxes
The benefit from income taxes for the three months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $46.7 for the three months ended December 31, 2022 as compared to the provision for income taxes of $7.6 for the prior year period.
When compared to the statutory rate of 21.0%, the effective tax rate of 23.3% for the three months ended December 31, 2022 was due primarily to tax benefits of $2.4 related to geographic mix of earnings, tax benefits of $1.0 from tax credits, and tax expense of $0.5 from employee stock-based compensation.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 5.0% for the three months ended December 31, 2021 was due primarily to excess tax benefits of $9.9 on employee stock-based compensation, tax benefits of $9.7 from tax credits, and a tax benefit of $7.2 related to geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax benefits from tax credits, and from employee stock-based compensation in the current period, and by the geographic mix of earnings.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended December 31, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
Net (loss) income and (loss) earnings per share
For the three months ended December 31, 2022, net loss was $153.4, as compared to income of $144.6 in the prior year period. Diluted loss per share for the three months ended December 31, 2022 was $0.91, as compared to diluted earnings per share of $1.24 in the prior year period. Basic weighted average shares of 168.0 were 51.3 shares higher as compared to the prior year period diluted weighted average shares, due primarily to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - (Loss) Earnings Per Share to our Condensed Consolidated Financial Statements for additional information.
Nine Months Ended December 31, 2022 Compared to December 31, 2021

(millions of dollars)	2022	%	2021	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$3,903.7	100.0%	$2,574.8	100.0%	$1,328.9	51.6%
Software development costs and royalties (1)	749.1	19.2%	275.0	10.7%	474.1	172.4%
Product costs	526.0	13.5%	186.0	7.2%	340.0	182.8%
Internal royalties	334.4	8.6%	477.8	18.6%	(143.4)	(30.0)%
Licenses	232.1	5.9%	198.0	7.7%	34.1	17.2%
Cost of revenue	1,841.6	47.2%	1,136.8	44.2%	704.8	62.0%
Gross profit	$2,062.1	52.8%	$1,438.0	55.8%	$624.1	43.4%
(1) Includes $(17.0) and $31.8 of stock-based compensation expense in 2022 and 2021, respectively, in software development costs and royalties.

For the nine months ended December 31, 2022, net revenue increased by $1,328.9 as compared to the prior year period. The increase was primarily due to net revenue of $1,547.2 from Zynga, which we acquired in May 2022 (refer to Note 14- Acquisitions), including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well an increase in net revenue of $74.3 from Tiny Tina's Wonderlands, which released in March 2022. These increases were partially offset by a decrease in net revenue of (i) $244.2 from our Grand Theft Auto franchise and (ii) $76.8 from our Borderlands franchise.

Net revenue from console games decreased by $143.5 and accounted for 44.1% of our total net revenue for the nine months ended December 31, 2022, as compared to 72.4% for the prior year period. The decrease was due to a decrease in net revenue from our Grand Theft Auto, Red Dead Redemption, and Borderlands franchises, partially offset by an increase in net revenue from our WWE 2K franchise, Tiny Tina's Wonderlands, and The Quarry. Net revenue from PC and other decreased by $47.3 and accounted for 9.3% of our total net revenue for the nine months ended December 31, 2022, as compared to 15.9% for the prior year period. The decrease was due to a decrease in net revenue from our Borderlands, Grand Theft Auto, and Red Dead Redemption franchises, partially offset by an increase in net revenue from Tiny Tina's Wonderlands and Zynga. Net revenue from mobile increased by $1,519.7 and accounted for 46.6% of our total net revenue for nine months ended December 31, 2022, as compared to 11.7% for the prior year period. The increase was primarily due to net revenue of $1,524.0 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven.

Net revenue from digital online channels increased by $1,378.1 and accounted for 94.6% of our total net revenue for the nine months ended December 31, 2022, as compared to 89.9% for the prior year period. The increase was primarily due to net revenue of $1,546.6 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Tiny Tina's Wonderlands. These increases in net revenue from digital online channels were partially offset by a decrease in net revenue from our Grand Theft Auto and Borderlands franchises. Net revenue from physical retail and other channels decreased by $49.2 and accounted for 5.4% of our total net revenue for the nine months ended December 31, 2022, as compared to 10.1% for the prior year period. The decrease was due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises, partially offset by an increase in net revenue from The Quarry.

Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $1,359.1 and accounted for 77.9% of net revenue for the nine months ended December 31, 2022, as compared to 65.4% of net revenue for the prior year period. The increase was primarily due to net revenue of $902.4 from Zynga, including top contributors Empires & Puzzles, Toon Blast, Rollic's hyper-casual portfolio, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven. The increase in net revenue from recurrent consumer spending was partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other decreased by $30.2 and accounted for 22.1% of net revenue for the nine months ended December 31, 2022 as compared to 34.6% of net revenue for the prior year period. The decrease was due to an decrease in net revenue from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises, partially offset by an increase in net revenue from The Quarry, Tiny Tina's Wonderlands, our WWE 2K franchise, Zynga, and Marvel's Midnight Suns.

Gross profit as a percentage of net revenue for the nine months ended December 31, 2022 was 52.8% as compared to 55.8% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to (i) higher amortization related to intangible assets related to our Zynga acquisition and (ii) higher product costs for fees paid to platform partners due to an increase in Mobile revenues as a result of the Zynga acquisition, partially offset by (i) lower internal royalties due to the timing of when royalties are earned and (ii) lower capitalized software amortization due to impairments recognized in the prior year period.
Net revenue earned outside of the United States increased by $459.3 and accounted for 38.2% of our total net revenue for the nine months ended December 31, 2022, as compared to 40.1% in the prior year period. The increase in net revenue outside of the United States was primarily due to net revenue of $346.5 from our May 2022 acquisition of Zynga, including top contributors Empires & Puzzles, Rollic's hyper-casual portfolio, Toon Blast, Zynga Poker, and Merge Dragons!, partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue by $29.0 and decreased gross profit by $15.2 for the nine months ended December 31, 2022 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2022	% of net revenue	2021	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$1,163.1	29.8%	$375.2	14.6%	$787.9	210.0%
Research and development	655.2	16.8%	310.5	12.1%	344.7	111.0%
General and administrative	620.6	15.9%	363.0	14.1%	257.6	71.0%
Depreciation and amortization	86.0	2.2%	44.6	1.7%	41.4	92.8%
Total operating expenses (1)	$2,524.9	64.7%	$1,093.3	42.5%	$1,431.6	130.9%
(1) Includes stock-based compensation expense, which was allocated as follows (in millions):

	2022	2021
General and administrative	90.6	$50.3
Research and development	88.7	38.0
Selling and marketing	76.2	22.4
Changes in foreign currency exchange rates decreased total operating expenses by $57.1 for the nine months ended December 31, 2022, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $787.9 for the nine months ended December 31, 2022, as compared to the prior year period, due primarily to (i) marketing expense for titles from our Zynga acquisition, including Rollic's hyper-casual portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, (ii) higher amortization related to intangible assets related to our Zynga acquisition, and (iii) higher personnel expenses for additional headcount, including related to our acquisition of Zynga.

Research and development

Research and development expenses increased by $344.7 for the nine months ended December 31, 2022, as compared to the prior year period, due primarily to increases in (i) personnel expenses due to increased headcount, including related to our acquisition of Zynga and (ii) production and development expenses related to Zynga.
General and administrative
General and administrative expenses increased by $257.6 for the nine months ended December 31, 2022, as compared to the prior year period, due to increases in (i) professional fees related to our acquisition and integration of Zynga and (ii) personnel expenses for additional headcount, including our acquisition of Zynga.
General and administrative expenses for the nine months ended December 31, 2022 and 2021 included occupancy expense (primarily rent, utilities and office expenses) of $45.8 and $25.6, respectively, related to our development studios.
Depreciation and Amortization
Depreciation and amortization expenses for the nine months ended December 31, 2022 increased by $41.4, as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.

Interest and other, net
Interest and other, net was expense of $108.1 for the nine months ended December 31, 2022, as compared to $7.2 for the prior year period. The increase in expense was due primarily to interest expense related to our Senior Notes, Term Loan, 2022 Credit Agreement, and Bridge Loan commitment, including the amortization of related deferred costs, in connection with our acquisition of Zynga (refer to Note 9 - Debt and Note 14 - Acquisitions) and foreign currency losses.
Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a loss of $36.6 for the nine months ended December 31, 2022 as compared to a gain of $6.1 for the prior year period. The change was due primarily to a loss relating to our Convertible Notes, partially offset by a gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 9 - Debt and Note 14 - Acquisitions).
Benefit from Income Taxes
The benefit from income taxes for the nine months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit for income taxes was $93.1 for the nine months ended December 31, 2022 as compared to a provision for income taxes of $36.5 for the prior year period.

When compared to the statutory rate of 21.0%, the effective tax rate of 15.3% for the nine months ended December 31, 2022 was due primarily to tax expense of $20.3 related to geographic mix of earnings, tax expense of $6.5 from employee stock-based compensation, nondeductible expense of $10.0 related to the settlement of convertible debt, offset by benefits of $31.9 from tax credits.

In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 10.6% for the nine months ended December 31, 2021 was due primarily to a tax benefit of $21.1 due to tax credits and excess tax benefits of $13.9 from employee stock-based compensation, offset by tax expense of $5.0 related to a nondeductible increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus and by the geographic mix of earnings.

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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April 1, 2022. For the nine months ended December 31, 2022, we recorded an estimated increase to income tax payable and deferred tax assets of approximately $70.0 due to Section 174 capitalization. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. If legislation is not passed to defer, repeal, or otherwise modify the capitalization and amortization requirement we expect our cash taxes payable and deferred tax assets to increase in the future.

The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the nine months ended December 31, 2022. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We will continue to evaluate the potential impact of the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
Net (loss) income and (loss) earnings per share
For the nine months ended December 31, 2022, net loss was $514.4, as compared to income of $307.1 in the prior year period. For the nine months ended December 31, 2022, diluted loss per share was $3.27 as compared to diluted earnings per share of $2.63 in the prior year period. Basic weighted average shares of 157.2 were 40.4 shares higher as compared to the prior year period, due to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - (Loss) Earnings Per Share to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term Investments
As of December 31, 2022, we had $268.6 of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of December 31, 2022, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal Reserve, in response to rising inflation and related adverse economic conditions, we anticipate our investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.
Senior Notes
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”). The Senior Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee.
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the nine months ended December 31, 2022, we made interest payments of $15.0. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the three and nine months ended December 31, 2022, we made interest payments of $31.8. The proceeds were used to finance a portion of our acquisition of Zynga.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.36% at December 31, 2022, which rates are determined by the Company's credit rating.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement. The proceeds were used to finance a portion of the repurchase of the Convertible Notes. In December 2022, we fully repaid the $200.0 drawdown. As of December 31, 2022, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.7% and 79.2% of net revenue during the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and March 31, 2022, five customers accounted for 57.6% and 72.8% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 34.7% and 63.8% of such balances at December 31, 2022 and March 31, 2022, respectively. We had two customers who accounted for 21.4% and 13.3% of our gross accounts receivable as of December 31, 2022, respectively, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
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
As of December 31, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $738.9. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates.
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
During the three months ended December 31, 2022, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of December 31, 2022, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(millions of dollars)	2022	2021
Net cash provided by operating activities	$35.8	$19.2
Net cash used in investing activities	(2,814.8)	(479.8)
Net cash provided by (used in) financing activities	1,904.6	(239.7)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(18.6)	(2.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(893.0)	$(703.0)
At December 31, 2022, we had $1,302.3 of cash and cash equivalents and restricted cash and cash equivalents, compared to $2,195.3 at March 31, 2022. The decrease was due to Net cash used in investing activities primarily related to our Zynga Acquisition (refer to Note 14 - Acquisitions). This net decrease was partially offset by Net cash provided by financing activities (refer to Note 9 - Debt), primarily related to proceeds from the issuance of Senior Notes and draw-downs on our Term Loan, which were partially offset by payments for Convertible Notes that were part of our Zynga Acquisition. To a lesser extent, the net decrease was also partially offset by Net cash provided by operating activities from sales of our products, partially offset by the timing of payments, including for transaction-related costs related to our Zynga Acquisition.
Commitments
Refer to Note 12 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2023, we anticipate capital expenditures to be approximately $170.0. During the nine months ended December 31, 2022, capital expenditures were $137.7.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended December 31, 2022 and 2021, 37.0% and 40.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
We seek to manage our interest rate risk by maintaining a short-term investment portfolio that includes corporate bonds with high credit quality and maturities of less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer-term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.
As of December 31, 2022, we had $268.6 of short-term investments, which included $249.9 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive income (loss), net of tax, in Stockholders' equity. We also had $860.9 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2022.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2022) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.36% at December 31, 2022, which rates are determined by the Company's credit rating. At December 31, 2022, there were no borrowings under the 2022 Credit Agreement.
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
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended December 31, 2022 and 2021, our foreign currency translation adjustment was a gain of $100.7 and a loss of $13.5, respectively. For the three months ended December 31, 2022 and 2021, we recognized a foreign currency exchange transaction gain of $0.1 and a loss of $3.7, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2022 and 2021, our foreign currency translation adjustment was a loss of $78.4 and a loss of $24.1, respectively. For the nine months ended December 31, 2022 and 2021, we recognized a foreign currency exchange transaction loss of $25.3 and a loss of $5.7, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2022, we had $241.9 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $90.0 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2022, we had $132.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $75.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. For the three months ended December 31, 2022 and 2021, we recorded a loss of $14.1 and a gain of $4.1, respectively. For the nine months ended December 31, 2022 and 2021, we recorded a loss of $16.7 and a gain of $2.9, respectively. As of December 31, 2022, the fair value of these outstanding forward contracts was $2.2 and was included in Accrued expenses and other current liabilities, and, as of March 31, 2022, the fair value of outstanding forward contracts was an immaterial loss of $0.2 and was included in

Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended December 31, 2022, 37.0% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.7%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 23, 2022, we acquired Zynga. We are currently in the process of incorporating the internal controls and procedures of Zynga into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2023.
On November 16, 2022, we acquired Popcore. Our management plans to exclude Popcore from its assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2023. We are currently in the process of incorporating the internal controls and procedures of Popcore into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2024.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.

Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 other than as disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022. Because the Zynga Acquisition has now been consummated and Zynga’s business is expected to constitute a significant portion of our business, additional significant risks may apply to the combined business as detailed in the joint proxy statement/prospectus previously filed on April 7, 2022, and incorporated by reference herein (File No. 333-263511), including the risks relating to Zynga’s business as detailed in Exhibit 99.2 of the Form 8-K previously filed on April 6, 2022, and incorporated by reference herein.

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
During the three months ended December 31, 2022, we did not repurchase any shares of our common stock in the open market, as part of the program. As of December 31, 2022, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2022:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2022	—	$—	—	10.0
November 1-30, 2022	—	$—	—	10.0
December 1-31, 2022	—	$—	—	10.0

Item 6.    Exhibits

Exhibits:
3.1
Fourth Amended and Restated Bylaws of Take-Two Interactive Software, Inc., effective as of January 4, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2023)

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2022 (Unaudited) and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and nine months ended December 31, 2022 and 2021 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 6, 2023	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2023	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)