Form 10-K
period 2023-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2023-05-26
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $17,945,841,641.
As of May 5, 2023, there were 169,333,577 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
    The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to our combination with Zynga Inc. (the "Zynga Acquisition"), such as the ability company to retain key personnel subsequent to the Zynga Acquisition; the uncertainty of the impact of the COVID-19 pandemic and measures taken in response thereto; the effect that measures taken to mitigate the COVID-19 pandemic have on our operations, including our ability to timely deliver our titles and other products, and on the operations of our counterparties, including retailers and distributors; the effects of the COVID-19 pandemic on both consumer demand and the discretionary spending patterns of our customers; the risks of conducting business internationally; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; the timely release and significant market acceptance of our games; the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business
Recent Developments
Zynga Acquisition.    On May 23, 2022, we completed our acquisition of Zynga Inc. ("Zynga"), a global leader in interactive entertainment that develops, markets, and operates social games as live services played on mobile platforms, with a mission to connect the world through games. Refer to Note 20 - Acquisitions for additional information.
Also, in connection with the Zynga Acquisition, we entered into several debt transactions (refer to Note 11 - Debt). Subsequent to our fiscal year end, in April 2023, we issued additional bonds and paid off our Term Loan (refer to Note 21 - Subsequent Events).
General
    We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are currently designed for console gaming systems, including, but not limited to, the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation5 ("PS5"), Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox Series X|S ("Xbox Series X|S"), and Nintendo's SwitchTM ("Switch"), as well as personal computers ("PC"), and mobile, including, smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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

Strategy
    Overview.    Our strategy is to be the most creative, innovative, and efficient company in the evolving interactive entertainment industry. With our diverse portfolio that spans all key platforms and numerous genres, we strive to create the highest quality, most engaging interactive entertainment franchises and captivate our global audience. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware and mobile platforms in a wide range of genres, including action, adventure, family/casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
    Support World-Class Creative Teams.    Creativity and innovation remain two of the core tenets of our organization and are the lifeblood of our ongoing success. We have 8,894 employees working in game development in studios around the world, including some of the most well-known names in the business. The creative teams at Rockstar Games, 2K, Private Division, and Zynga are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, Private Division is dedicated to bringing titles from top independent developers to market. Our teams balance the art and science of game making by combining creative innovation with a player-centric, data driven approach to delight players. We support our teams by focusing on talent acquisition and retention, and our label structure enables us to target distinct market sectors and opportunities.
    Focus on Core Strength of Producing High Quality Titles.    We focus on publishing a number of high-quality titles based on internally owned and developed intellectual properties. We currently own the intellectual property rights to 44 proprietary brands. In addition, we selectively develop titles based on licensed properties, including sports leagues, and also publish externally developed titles.
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
    Leverage Emerging Technologies, Platforms, and Distribution Channels, Including Digitally-Delivered Content.    Interactive entertainment, played online and on mobile, presents significant opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering the majority of content for traditional platforms through digital download. Virtually all of our products are available through direct digital download (from websites we own or third-party websites). We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions that enable gamers to pay to download additional content to enhance their game playing experience. We aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases.
    Expand International Business.    The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, the Middle East, and Latin America. We are continuing to execute on our growth initiatives in Asia, where our strategy is to build on our licensing relationships and also broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, Hong Kong, and Macau. Our first such title, NBA 2K Online, a free-to-play NBA simulation game based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 60 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features. We are also a direct publisher in Japan and South Korea. While we retain title to all intellectual property, in some regions, local publishers, under license agreements, are responsible for localization of software content, distribution, and marketing of the products in their respective local markets.
Our Businesses
    We derive substantially all of our revenue from the sale of our interactive entertainment content, which includes the sale of internally developed software titles and software titles developed by third parties, the sale of in-game virtual items and advertising, and live services on console, PC, and mobile. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom (U.K.), and the United States (U.S.). As of March 31, 2023, we had a research and development staff of 8,894 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.
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
    We continue to engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue from these opportunities. We also generate revenue from advertising within our software products.
    Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally-developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 395 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 180 million units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 50 million units worldwide to date. Rockstar Games confirmed that active development for the next entry in the Grand Theft Auto franchise is well underway with more details to be shared over time. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and additional content. Rockstar Games' titles are published across all key platforms, including mobile.
    2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to diversify its slate of games and provide opportunities for sequels and post-launch monetization. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises. 2K also publishes externally developed franchises such as Borderlands and Tiny Tina's Wonderlands. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, and PGA TOUR 2K. In March 2020, 2K announced a multi-year partnership with the National Football League encompassing multiple future video games that will be non-simulation football game experiences. 2K also publishes mobile titles, including WWE SuperCard. We have expanded our relationship with the NBA through the NBA 2K League, a groundbreaking competitive gaming league jointly owned by us and the NBA.
    Private Division.    Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher, developer, and owner of Kerbal Space Program and OlliOlli World. Kerbal Space Program 2 was released for early access in fiscal year 2023. Private Division also previously released The Outer Worlds and Ancestors: The Humankind Odyssey.

    Zynga.   Our Zynga label, which includes our former T2 Mobile Games label (which included Socialpoint, Playdots, and Nordeus) publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and KPI thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than 6 billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons, Merge Magic, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Fill the Fridge!, Parking Jam 3D, Pressure Washing Run, and Pull the Pin. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
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
    We also enter into content license agreements, such as those with sports leagues, players associations, copyrighted fictional characters and entertainment brands, car manufacturers, music labels, and musicians. These licenses are typically limited to the use of the licensed rights in products for specific time periods. In addition, we license and include console manufacturer technology in our products on a non-exclusive basis, which allows our games to be played on their respective hardware systems.
Manufacturing
    Platform manufacturers, such as Sony, Microsoft, and Nintendo, either manufacture or control the selection of approved manufacturers of physical copies of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Nintendo, or Microsoft's approved replicator and then send software code to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.
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
    The term of the agreement, as amended, expires on March 31, 2024, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and together with Xbox 360 Agreement, the “Xbox Agreements”). The term of Xbox 360 Agreement expires on March 31, 2024, and the term of the Xbox Next Gen Agreement expires on March 31, 2024, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
Sales
    We sell software titles both digitally and physically through direct relationships with digital storefronts and platform partners, large retail customers, and third-party distributors. We sell our products globally and have sales operations in Australia, Canada, France, Germany, Japan, the Netherlands, Singapore, South Korea, Spain, Taiwan, the United Kingdom, and the United States.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2023, accounted for 79.6% of our net revenue, with Sony, Google, Apple, and Microsoft each accounting for more than 10.0% of our net revenue.
    We also distribute our titles, add-on content, and in-game purchases through direct digital download to consoles, PCs, and mobile devices. We view digital distribution as an important growth opportunity for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be an important channel for the sale of our console products for the foreseeable future, particularly in connection with the release of certain titles for consoles or certain regions where digital distribution is not as well established.
We also sell advertising within a number of our games. Our advertising offerings provide creative ways for marketers and advertisers to reach and engage with our players and are generally essential for our free-to-play titles. Our advertising offerings include banner and interstitial advertisements, engagement advertisements and offers in which players can participate in watch-to-earn engagements or other offer engagements, branded virtual items and sponsorships that integrate relevant advertising and messaging within game play, and advertising networks through which we offer a unified advertising platform that includes a demand side platform and supply side platform, as well as mediation capabilities.
Marketing
    Our marketing and promotional efforts are intended to acquire new users, maximize consumer interest in our titles, promote brand name recognition of our franchises, assist retailers and to properly position, package and merchandise our titles. Marketing is particularly important for our mobile titles to build a large community of players. From time to time, we also receive marketing support from hardware manufacturers in connection with their own promotional efforts.
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
•We have been able to build a large community of players, particularly for mobile titles, through players discovering of our games in platform storefronts, the viral and social features built into the network effects of our games, as well as the cross-promotion of our games to our existing audience. However, we also acquire our players through paid advertising channels. We advertise our mobile games primarily within other mobile applications and on social networks, often through in-app and other advertising partners such as Facebook and Google.
    As of March 31, 2023, we had a sales and marketing staff of 1,336 people.
Competition
    In our business, we compete with:
•Other interactive entertainment companies, including those offering mobile games, that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Activision Blizzard, Inc., Electronic Arts Inc., Embracer Group AB, Playrix, Playtika, Roblox, Scopely, Tencent, and Ubisoft Entertainment S.A. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.
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
•Other forms of entertainment such as motion pictures, television, social networking, online computer applications, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.
    Competition in the entertainment software industry is based on innovation, features, playability, product quality, brand name recognition, compatibility with popular platforms, access to distribution channels, price, marketing, and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles.
International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2023, 2022 and 2021, we earned 37.2%, 40.1% and 40.2%, respectively, of our net revenue outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory, and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 2 to our Consolidated Financial Statements.
Segment and Geographic Information
    We have one operating and reportable segment. See Notes 1, 2, and 8 to our Consolidated Financial Statements.
Human Capital
    Human Capital Management. One of Take-Two’s most important assets is our people. With 11,580 full-time employees as of March 31, 2023, of which 7,064 were employed outside of the United States, we are constantly focused on our teams – their success, their structure, and how best to support them given their particular needs and projects. 46% of our employees are located in North America, 37% in Europe, and 17% in the Asia-Pacific region; 77% of our employees are focused on product development.
While the repercussions of COVID-19 continue to be felt across the industry, over the past year, more of our employees have returned to office, and we are supporting a hybrid work environment within many teams. This evolving approach to the workplace presents new challenges for managing teams and supporting employees. In that vein, we are continuing existing programs and identifying others to ensure our people feel supported in their roles, including enhanced manager training to help strengthen teams despite the varied approaches to working, broadening our wellness and mental health offerings, encouraging people to step away from their screens when they can and spending a lot of time listening to employee feedback and encouraging employees to collaborate in person where appropriate and effective.
Our hybrid approach to the workplace, where appropriate, enables our continued focus on creativity and innovation as two of the core tenets of our organization and the lifeblood of our ongoing success. The creative teams at our labels are renowned for their consistent ability to deliver games that set new benchmarks for excellence. We support our creative and corporate teams by focusing on talent acquisition and retention, including through offering job development and skills training initiatives, extensive employee benefits and numerous well-being programs, and partnering with the leadership at our labels to foster the types of cultures our leaders believe best support and grow the creative processes for their particular teams.
Environmental, Social, and Governance (ESG). We recognize the synergies between corporate citizenship and smart business and are committed to focusing on, and measuring, the impact of our ESG activities, which are rooted in our core tenets of creativity, innovation, and efficiency. We believe ESG creates value for all stakeholders, employees and customers while also helping to mitigate risks, reduce costs, protect brand value, and identify market opportunities. We have an organization-wide ESG committee, overseen by the Board of Directors, to lead our ESG efforts. Through this committee, we developed a comprehensive, five-pillar ESG framework that reflects our top priority issues and stakeholder needs. In 2022, we made significant progress in managing our ESG performance. We are dedicated to driving positive change across our industry and society through our ESG efforts.
Diversity, Equity, and Inclusion. We firmly believe that diverse teams are more valuable and effective, and that diversity is key to our success. We are committed to enhancing workforce diversity at Take-Two, and we strive to provide an inclusive workplace in which everyone feels respected, heard, and safe. We believe our culture of compassion and respect fosters a warm, welcoming environment for all qualified candidates and colleagues. Specific efforts we take include company-sponsored service projects in the communities in which we operate; providing financial and other support to organizations working to eradicate social injustice as well as providing educational, athletic, and other opportunities to underserved communities; working with organizations to support the rights of the LGBTIQ+ community; endeavoring to expand the diversity of our industry’s candidate pool through scholarships to minority game design students and contributions to organizations providing STEM opportunities to children in underserved communities; delivering interview training and career counseling to young adults in those same communities; and celebrating cultural differences through various employee affinity groups and company events and offerings.
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
Beyond formal performance management, we stay connected with our teams throughout the year with global town hall meetings, engagement and "pulse" surveys, culture assessments and employee round tables. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of The Wall Street Journal’s Best Managed US Companies in 2018, 2019, and 2020, and included in Forbes' Best Mid-Size Employers list in 2019, 2021, and 2022. In addition, we were included on Fortune’s Great Places to Work list in 2020, 2021, and 2022 and were recently honored by Gay Gaming Professionals in 2021 as a DEI&B leader in the interactive entertainment industry.
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

Item 1A.    Risk Factors
    Our business is subject to many risks and uncertainties, which may affect our future financial performance. Because of the risks and uncertainties described below, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance and our business and financial performance could be harmed and the market value of our securities could decline. These risks are not presented in order of importance or probability of occurrence.
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to:
Risks relating to our business and industry
•Results of operations may be impacted by COVID-19
•Our industry is highly competitive
•Uncertainty of achieving market acceptance, delays or disruptions for our products may have an adverse effect
•We face development risks and must adapt to changes in software technologies
•Increased use of mobile devices for gaming will drive future growth of mobile gaming
•Increased competition for retailer support could increase expenses
•Our ability to develop successful products for current video game platforms
•We require approval of hardware licensors to publish titles
•Reliance on complex information technology systems and networks and potential adverse impact of security breaches
•Potential adverse impact of inadequate consumer data protection
•Dependence on key management and product development personnel
•Attracting, managing, and retaining our talent is critical to our success
•Offensive consumer-created content can harm our results of operations or reputation
•We rely on software development arrangements with third parties
•Increasing importance of digital sales and free-to-play games exposes us to the risks of that business model
•We must compete for advertisements and offers that are incorporated into our free-to-play games
•Our acquisitions and investments may not have the anticipated results
•International operations risks
•The loss of server capacity, lack of sufficient bandwidth, or connectivity issues could cause our business to suffer
•Use of open-source software exposes us to risks
•Our software is susceptible to errors
•The continued ability to acquire and maintain license to intellectual property is key
•We may experience fluctuations in the recurring portion of our business
•Uncertainty of expansion into new products and services
•We are dependent on the timing of our product releases
•We are dependent on the future success of our Grand Theft Auto products and other “hit” titles
•Adverse effects of price protection, returns, and used game sales
•A limited number of customers account for a significant portion of our sales
•Content policies could negatively affect sales
•Entertainment Software Rating Board ratings for our products could negatively affect our ability to distribute and sell
•The competitive position and value of our products could be adversely affected by unprotected intellectual property
•We have a significant amount of outstanding debt
•The value of our virtual items is highly dependent on how we manage the economies in our games
•There is potential for unauthorized or fraudulent transactions of accounts and virtual items outside of our games

Risks related to legal or regulatory compliance
•Government regulation of the internet can affect our business
•Legislation could subject us to claims or otherwise harm our business
•Failure to comply with laws and regulations, including data privacy, could harm our business
•Adverse effect of alleged or actual infringement on the intellectual property rights of third parties
Risks related to financial and economic condition
•Provisions in our charter documents and debt agreements may impede or discourage a takeover
•Adverse effects of changes in tax rates and additional tax liabilities
•We are subject to risks and uncertainties of international trade, including foreign currency fluctuations
•Potential adverse effects of existing or future accounting standards
•Adverse effects of declines in consumer spending and changes in the economy
General Risk Factors
•Additional issuances of equity securities would cause dilution and could affect the market price of our common stock
•We are subject to risks related to corporate and social responsibility and reputation
•Climate change may have a long-term impact on our business
•We may be adversely affected by the effects of inflation
•We are and may become involved in legal proceedings that may result in adverse outcomes
Risks relating to our business and industry
Our results of operations may be materially adversely impacted by the coronavirus pandemic (COVID-19).
Our results of operations may be materially adversely affected by COVID-19. The global spread of COVID-19 has created significant uncertainty, resulting in volatility and economic disruption. The extent to which COVID-19 has an impact on our business, operations, or financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; economic activity and related actions taken in response to the pandemic; the effect on consumer demand for our products and the discretionary spending patterns of our customers, including the ability of our customers to pay for our products; our ability to develop timely, market, and sell our products, including as a result of travel restrictions and people working from home; the impact on the operations of our counterparties, including the physical retail, digital download online platforms, and cloud streaming services we rely on for the distribution of our products, the suppliers who manufacture our physical products, and other third parties with which we partner (e.g. to market or ship our products); any closures of our, our customers', and counterparties' offices and facilities; additional volatility in exchange rates; the impact of inflation; and the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio.
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
Any of the considerations described above could cause or contribute to the risks described elsewhere herein and could materially adversely affect our business, financial condition, results of operations or stock price. Additionally, while we saw increased demand for our products due in part to stay-at-home orders, the curtailment of certain other forms of entertainment, and other pandemic-related factors that made consumers more inclined to spend time at home, benefiting our financial results and operating metrics, any such trends with respect to our revenues, net (loss) income, and other financial results and operating metrics may not be indicative of results for future periods, particularly as these pandemic-related factors become less significant. We have experienced a moderation in engagement from the all-time highs experienced during certain periods of the pandemic, particularly in fiscal year 2021, but overall engagement continues to be higher than it was pre-pandemic.

The interactive entertainment software industry is highly competitive.
    We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc., Electronic Arts Inc., Embracer Group AB, Microsoft, Nintendo, Playrix, Playtika, Scopely, Sony, Tencent, and Ubisoft Entertainment S.A. We also face competition from online game developers and distributors who have primarily focused on specific international markets and with high-profile companies with significant online presences with new and expanded mobile gaming offerings, such as Apple, Google, and Microsoft. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing, make higher offers to licensors and developers for commercially desirable properties, adopt more aggressive pricing policies to develop more commercially successful video game products than we do, recruit our key creative and technical talent or otherwise disrupt our operations. Competitors may develop content that imitates or competes with our best-selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. Our titles also compete with other forms of entertainment, such as social media, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
    A number of software publishers who compete with us have developed and commercialized or are currently developing online and mobile games. Technological advances that significantly increase the availability of online and mobile games could result in a decline in our platform-based software sales and negatively affect sales of such products. Other large companies that to date have not actively focused on mobile and social games may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.
As there are relatively low barriers to entry to develop a mobile or online game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.
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
The inability of our products to achieve significant market acceptance, the failure to retain existing players, delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our business, financial condition and operating results.
New products may not achieve significant market acceptance, generate sufficient sales, or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. The life cycle of a console or PC title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because sales associated with an initial product launch on console or PC generally constitute a high percentage of the total sales associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our business, financial condition, and operating results and therefore cause our operating results to be materially different from our expectations.
In addition, to retain players, we must devote significant resources so that players stay engaged, which could also result in attracting them to our other games. We might not succeed in our efforts to increase monetization rates, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines (whether due to financial hardship as a result of an economic downturn or for any other reason), or if the average amount our players pay declines, our financial results could be negatively affected.
We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.
    We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months or less for most mobile titles and annual console/PC sports releases, to multiple years for certain of our top-selling titles. Therefore, our development costs can be substantial. If we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example, as a result of COVID-19 or other unforeseen circumstances, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products. For our products with live services, we are required to support continued development. There can be no assurance that these continued efforts will generate sufficient revenue to offset these costs.
    Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming, and evolving business models, such as free-to-play and subscription-based access to a portfolio of interactive content. Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.
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
If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.
    Following our acquisition of Zynga, an increased percentage of our operations consists of mobile gaming. The number of people using mobile Internet-enabled devices has increased dramatically over time, and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and bookings and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.
Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.
    While digital sales are increasingly important to our business, for physical sales, retailers have limited shelf space and promotional resources. Competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support, with most and highest quality shelf space devoted to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve bestseller status. Competition for retail shelf space is expected to continue to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space. Similarly, as digital sales increase in importance to our business, there is increasing competition for premium placements of products on websites. Such placement is subject to many risks similar to the physical shelf space risks discussed above.
Our business is subject to our ability to develop commercially successful products for the current video game platforms.
    We derive a significant portion of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PlayStation consoles and Microsoft's Xbox consoles, which comprised 43.1% of our net revenue by product platform for the fiscal year ended March 31, 2023. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game consoles (which sometimes has been negatively affected by supply chain issues) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.
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
Additionally, we derive a significant portion of our revenue from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fiscal year ended March 31, 2023, we derived 98.0% of our mobile revenue on Apple and Google platforms. We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in April 2021, Apple released iOS version 14.5 which required developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. These requirements have been maintained in subsequent versions of Apple iOS. Additionally, in February 2022, Google announced plans to make privacy-focused changes to its Android advertising identifiers after a two-year process, taking into account feedback from developers, regulators and other interested parties. We are continuing to evaluate how these rules or changes may affect our business, operations and financial results.
In addition, third-party platforms also impose certain file size limitations, which may limit the ability of players to download some of our larger games in over-the-air updates. Aside from these over-the-air file size limitations, a larger game file size could cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these games.
Such changes of terms of use with third-party platforms may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue and bookings we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such platforms. Any such changes could adversely affect our business, financial condition or results of operations.
Moreover, if we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform. A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor. Any limit or discontinuation of our access to any platform could adversely affect our business, financial condition or results of operations.
We also rely on the continued popularity, customer adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged, or even short-term, basis or other similar issues arise that impact players’ ability to access our games, access social features or purchase a license to virtual items, our business, financial condition, results of operations or reputation may be harmed.
We cannot publish our titles without the approval of hardware licensors that are also our competitors, and we rely on a limited number of channel partners, some of whom influence the fee structures for online distribution of our games on their platforms.
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
We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors and, in some cases, the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service, or other policies (including fees), our business could be negatively impacted. These platform providers or their services may be unavailable or may not function as intended or may experience issues with their in‑app purchasing functionality.
    Some of these platforms have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections), and their ability to set or influence royalty rates may increase costs, which could negatively affect our operating margins. Further, if we are unable to distribute our content in a cost-effective or profitable manner through such distribution channels, it could adversely affect our business, financial condition, and operating results.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption or cyber attack could have a negative impact on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. The supply chain of hardware needed to maintain this technological infrastructure has been disrupted and geopolitical events, including the Russian invasion of Ukraine and any indirect effects, may further complicate existing supply chain constraints. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic, or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. Further, the risk of such a breach may be heightened by world events, such as the current conflict between Russia and Ukraine. If we or these third parties are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition, and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information because of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.
We have faced and in the future could face sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity (the “Cybersecurity Incident”), we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and expect to incur additional costs related to cybersecurity protections in the future. We have implemented and are in the process of implementing a variety of measures to enhance further our cybersecurity protections. See “Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cybersecurity Incident” for further discussion.
Information technology system disruptions, network failures, or security breaches (including the Cybersecurity Incident and similar incidents) have negatively affected, and in the future could negatively affect our business continuity, operations, and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats is heightened as a result of international conflicts such as the one between Russia and Ukraine and as a result of an extended period of remote work arrangements due to COVID-19. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes, and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and may not be detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, have not been and in the future may not be adequate against all eventualities. In addition, the costs to respond to, mitigate, or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Failures to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, a degradation of the user experience, causing consumers to lose confidence in our products and services, prompting regulatory inquiries and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
    Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency or virtual assets that can be used or redeemed by a player within a particular game or service. Although we have implemented and continue to develop programs reasonably designed to prevent such negative impacts, the abuse or exploitation of our virtual economies can include the illegitimate generation and sale of accounts and/or virtual items in black markets. These kinds of activities and the steps that we take to address and prevent these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.
Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.
    We are collecting and storing consumer information, including personal information. We take measures to protect our consumer information from unauthorized access or disclosure. It is possible that our security controls over consumer information may not prevent the improper access or disclosure of personal information. In addition, due to the high-profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security incident, such as the Cybersecurity Incident, that leads to disclosure of consumer information (including personal information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal information, any of which could result in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners experience a security incident that leads to disclosure of consumer information, our reputation could be harmed, resulting in loss of revenue.
    In addition, certain of our products include online functionality. The ability of our products to enable this functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' information or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, the risk of such a breach may be heightened by world events, such as the current conflict between Russia and Ukraine. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.
We depend on our key management and product development personnel.
    Our continued success will depend to a significant extent on our senior management team and our relationship with ZMC Advisors, L.P. ("ZMC"). Our Executive Chairman/Chief Executive Officer and President are partners of ZMC. We are also highly dependent on the expertise, skills and knowledge of our key creative personnel responsible for content creation and development, such as of our Grand Theft Auto and other hit titles. We may not be able to continue to retain these personnel at current compensation levels, or at all. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills.
    The loss of the services of our executive officers, ZMC, or certain key creative personnel could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain qualified management and creative personnel could adversely affect our business and prospects.
Attracting, managing and retaining our talent is critical to our success.
Our business depends on our ability to attract, train, motivate, and retain executive, technical, creative, marketing, and other personnel that are essential to the development, marketing, and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located. If we cannot successfully recruit, train, motivate, attract, and retain qualified employees, develop and maintain a healthy culture, or replace key employees following their departure, our reputation, brand, and culture may be negatively affected and our business will be impaired. Our global workforce is primarily non-unionized, but we are aware of an increase in the industry of workers exercising their right to form or join a union. If significant employee populations were to unionize, we could experience operational changes that may materially impact our business.
Our results of operations or reputation may be harmed as a result of offensive or potentially dangerous consumer-created content.
    We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comments, in real time, that are visible to other consumers. From time to time, objectionable and offensive or potentially dangerous consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We have been and may be subject to lawsuits, governmental inquiries and regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter. If we fail to appropriately respond to the dissemination of such content, our players may not engage with our products and services and/or may lose confidence in our brands, and our financial results may be adversely affected.
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
The increasing importance of digital sales and free-to-play games to our business exposes us to the risks of that business model, including greater competition.
The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, has increased significantly in recent years. The increased importance of digital content delivery in our industry, including through subscription-based access to a portfolio of interactive content, increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is delivered through retail distribution. This shift also requires us to dedicate capital to developing and implementing alternative marketing strategies, which may not be successful. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition, and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers. Also, while digitally‑distributed products generally have higher profit margins than retail sales, as business shifts to digital distribution, the volume of orders from retailers for physical discs has been, and is expected to be, reduced.
We are also increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (i) we are unable to encourage new and existing consumers to purchase our virtual items, (ii) we fail to offer monetization features that appeal to these consumers, (iii) our platform providers make it more difficult or expensive for players to purchase our virtual items, (iv) we cannot encourage significant additional consumers to purchase virtual items in our game, or (v) our free-to-play releases reduce sales of our other games.
Successfully monetizing free-to-play games is difficult and requires that we deliver valuable and entertaining player experiences that a sufficient number of players will pay for or that we are able to otherwise sufficiently monetize our games (for example, by serving in-game advertising). The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our revenue and financial performance will be negatively affected.
In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:
•effectively market our games to existing and new players;
•achieve benefits from our player acquisition costs;
•achieve viral organic growth and gain customer interest in our games through free or more efficient channels;
•adapt to changing player preferences;
•adapt to new technologies and feature sets for mobile and other devices;

•expand and enhance games after their initial release;
•attract, retain and motivate talented and experienced game designers, product managers and engineers;
•partner with mobile platforms and obtain featuring opportunities;
•continue to adapt game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth and varying processing power and screen sizes;
•minimize launch delays and cost overruns on the development of new games and features;
•achieve and maintain successful customer engagement and effectively monetize our games;
•maintain a quality social game experience and retain our players;
•develop games that can build upon or become franchise games;
•compete successfully against a large and growing number of existing market participants;
•accurately forecast the timing and expense of our operations, including game and feature development, marketing and customer acquisition, customer adoption and success of bookings growth;
•minimize and quickly resolve bugs or outages; and
•acquire and successfully integrate high quality mobile game assets, personnel or companies.
These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful live service games and launch new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations and reputation will suffer.
We derive revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we are unable to continue to compete for these advertisements and offers, or if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results would be negatively impacted.
We derive revenue from advertisements and offers we serve to players. We need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. In order for our advertising business to continue to succeed, we need to continue to demonstrate the reach of our player network and success of our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of targeted advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertisers, which simplifies the process for Apple users to opt out of certain types of advertising. In June 2020, Apple announced further changes, requiring its users with iOS 14 (and presumably future iOS versions) to request a user’s permission to track them or to access their mobile device’s identifier for advertising. Those changes, known as Apple’s AppTracking Transparency framework, went into effect in late April 2021, with the release of iOS 14.5. If users do not elect participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.
Finally, the revenues that we derive from advertisements and offers is subject both to seasonality, as companies’ advertising budgets are generally highest during the fourth calendar quarter and decline significantly in the first calendar quarter of the following year, which negatively impacts our revenues in such first calendar quarter, and to the financial health of advertisers, who, as they experience downturns or uncertainty in their own business operations for various reasons, such as the economic effects resulting from the COVID-19 pandemic or other world events, may decrease their advertising spending.

If we acquire or invest in other businesses, intellectual properties, or other assets, we may be unable to integrate them with our business, our financial performance may be impaired and/or we may not realize the anticipated financial and strategic goals for such transactions.
    If appropriate opportunities present themselves, we may acquire or make investments in businesses, intellectual properties and other assets that we believe are strategic, such as our acquisition of Zynga. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, intellectual property or other asset, such acquisitions and investments involve a number of risks, including:
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
Further, the enforcement of regulations relating to mobile and other games with an online element in China remains uncertain, and further changes, either in the regulation or their enforcement could have a negative impact on our business in China. In order to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business. China has also enacted a new privacy law that may affect how we structure our business and process of personal information.
    We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. We incur legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
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
    In 2020, the U.K. left the European Union ("E.U.") ("Brexit"). Subsequently, the U.K. and the E.U. struck a bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "Trade and Cooperation Agreement"), which took effect on May 1, 2021. There remains unavoidable uncertainties and risks to our business related to Brexit and the new relationship between the U.K. and E.U., which will continue to be developed and defined. We are seeking to mitigate those risks with operational and commercial changes to the extent possible and warranted. However, the legal and regulatory landscape remains uncertain, and we have no assurance that such actions will enable us to avoid a material adverse impact on our business from Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate.

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
The laws of some countries either do not protect our products, brands, and intellectual property to the same extent as the laws of the U.S. or are inconsistently enforced. Legal protection of our rights may be ineffective in countries with weaker intellectual property enforcement mechanisms. In addition, certain third parties have registered our intellectual property rights without authorization in foreign countries. Successfully registering such intellectual property rights could limit or restrict our ability to offer products and services based on such rights in those countries. Although we take steps to enforce and police our rights, our practices and methodologies may not be effective against all eventualities.
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
    We expect a significant portion of our games to be online enabled in the future, and therefore we must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires, if our business were to grow more quickly than expected, or if Internet bandwidth becomes limited, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.
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
We use open-source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.
    We use open-source software in connection with certain of our games and the services we offer. Some open-source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. If it were determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our game development efforts, any of which could harm our business. Additionally, the shared nature of open-source software may increase the ability of cyber-attackers to discover and exploit vulnerabilities, which may increase the likelihood of a data breach, ransomware, network interruption, or other type of cyber-attack against us or against third parties who may use open source software, such as our platform partners or key vendors, any of which could negatively impact our business.

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
    Certain of our products are based on or incorporate intellectual property owned by others. For example, certain of our 2K products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular products and entertainment brands. Competition for these licenses is intense. If we are unable to maintain and renew these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely affected.
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
    In recent years, we have continued to invest in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms. We have also grown our product offerings that are available through digital download, including virtual currency, through our existing franchises such as Grand Theft Auto and NBA 2K, as well as through our mobile product offerings. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. While we anticipate growth in this area of our business, consumer demand is difficult to predict as a result of a number of factors, including satisfaction with our products and services, our ability to provide engaging products and services, third parties offering their products and services within our subscription, partners that provide, or don’t provide, access to our subscription, products and services offered by our competitors, reliability of our infrastructure and the infrastructure of our partners, pricing, the actual or perceived security of our and our partners information technology systems and reductions in consumer spending levels. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing any of these new products or services. For example, we may offer games that do not attract sufficient purchases of virtual currency, which may cause our investments into this product space, such as through our acquisitions of Zynga, Social Point, Playdots, Nordeus, and Popcore, to fail to realize the expected benefits. External factors, such as competitive alternatives and shifting market preferences, may also have an impact on the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

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
    Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 14.6% of our net revenue for the fiscal year ended March 31, 2023, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 52.9% of our net revenue for the fiscal year ended March 31, 2023. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of "hit" titles account for a large portion of total revenue in our industry. "Hit" products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products.
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
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2023 accounted for 79.6% of our net revenue, with Sony, Google, Apple, and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
If we are unable to protect the intellectual property relating to our software, the commercial value of our products will be adversely affected, and our competitive position could be harmed.
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
In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games harm the experience of players who play fairly and could negatively impact the volume of microtransactions or purchases of downloadable content which may disrupt the virtual economies of our games and reduce the demand for virtual items, disrupting our in-game economy. In addition, unrelated third parties have attempted to scam our players with fake offers for virtual items or other game benefits. We devote significant resources to discovering, discouraging, and disabling these cheating and scam programs and activities, including by "taking down" offending content and by initiating litigation where appropriate. Despite our efforts, if we are unable to do so quickly, our operations may be disrupted, our reputation may be damaged, players may stop playing our games and our ability to reliably validate our audience metrics may be negatively affected. These cheating programs and scam offers result in lost revenue from paying players, disrupt our in-game economies, divert time from our personnel, increase costs of developing technological measures to combat these programs and activities, increase our customer service costs needed to respond to dissatisfied players, and may lead to legal claims.
Also, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively affect our business.
We have a significant amount of outstanding indebtedness, and may incur other indebtedness in the future, all of which may adversely affect our financial condition and future financial results.
As of March 31, 2023, we had $2.700 aggregate principal amount of outstanding senior notes (the "Senior Notes issued in fiscal 2023"), a $350.0 Term Loan, and a $500.0 revolving credit facility under the 2022 Credit Agreement with no outstanding borrowings. (Refer to Note 11 – Debt to our Consolidated Financial Statements, herein.) In April 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of additional senior notes (the “Senior Notes issued in fiscal 2024” and together with the “Senior Notes issued in fiscal 2023” the “Senior Notes”). We utilized a portion of the proceeds from the Senior Notes issued in fiscal 2024 to fully repay the $350.0 Term Loan. In addition, we commenced a tender offer to repurchase up to $500.0 aggregate principal amount of our outstanding 3.300% Senior Notes due March 2024. (Refer to Note 21 – Subsequent Events to our Consolidated Financial Statements, herein.)
As our outstanding Senior Notes mature, we will have to expend significant resources to either repay or refinance such notes. If we decide to refinance our Senior Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance such notes at all, either of which may adversely affect our financial condition.
Our current or future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•requiring the dedication of a greater than expected portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for general corporate purposes, including capital expenditures and acquisitions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
We are required to comply with the covenants set forth in the indenture governing our Senior Notes, the Convertible Notes, and the 2022 Credit Agreement. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the holders of the Senior Notes, the Convertible Notes, or the lenders under the 2022 Credit Agreement, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. Further, these covenants may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares, and acquiring or disposing of assets or businesses. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interest of us and our stockholders. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
The value of our virtual items is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.
Paying players make purchases in our games because of the perceived value of these virtual items, which is dependent on the relative ease of obtaining an equivalent good by playing our game. The perceived value of these virtual items can be impacted by various actions that we take in the games including offering discounts for virtual items, giving away virtual items in promotions or providing easier non-paid means to secure these goods. Managing game economies is difficult and relies on our assumptions and judgement. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual items from us in the future, which would cause our business, financial condition and results of operations to suffer.
Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.
Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of their accounts or of our virtual items, such as virtual coins for our Social Slots games or Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:
•decreasing revenue from authorized transactions;
•creating downward pressure on the prices we charge players for our virtual items;
•increasing chargebacks from unauthorized credit card transactions;
•causing us to lose revenue from dissatisfied players who stop playing a particular game;
•causing us to lose revenue from players who we take disciplinary action against, including banning certain players who may have previously made purchases within our games;

•increasing costs we incur to develop technological measures to curtail unauthorized transactions;
•resulting in negative publicity or harm our reputation with players and partners; and
•increasing customer support costs to respond to dissatisfied players.
To discourage unauthorized purchases and sales of our virtual items, we state in our terms of service that the buying or selling of virtual items from unauthorized third-party sellers may result in bans from our games or legal action. We periodically encounter such issues and expect to continue to do so. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual items from our games outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to detect, prevent or minimize these unauthorized or fraudulent transactions will be successful and that these actions will not increase over time.
Risks related to legal or regulatory compliance
Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could have a negative impact on our business.
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
Additionally, our players generally need to access the Internet and in particular platforms such as the Apple App Store, the Google Play Store, Facebook, Snapchat or our website to play our mobile games. Companies and governmental agencies could block access to any platform, our website or mobile applications for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Apple, Google, Facebook and our website or any social platform. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Our business and products are subject to a variety of existing U.S. and foreign laws and regulations, many of which are unsettled and still developing, as well as potential new legislation, all of which could subject us to claims or otherwise harm our business.
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
    In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes,” should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Subsequent to this ruling, additional purported class-action suits were filed against other social casino gaming companies for alleged violations of Washington State’s gambling and consumer protection laws, and some of the defendant companies, including Zynga, have entered into settlement agreements to settle their respective lawsuits. In Australia, the Federal Government has proposed rules requiring, among other things, an 18+ age rating for any games containing simulated gambling. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply.
Additionally, loot box game mechanics have been the subject of increased public discussion - for example, Belgium and the Netherlands have recommended and brought enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, and the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior, which ended in July 2022 with the U.K. government calling for companies within the industry to engage in self-regulation, including taking actions to protect children and their ability to access and purchase loot boxes. In addition, in Australia, there is a proposed classification bill focused on banning loot boxes for minors and preventing access to loot boxes by minors through classification guidelines, and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as CSR Racing 2, Empires & Puzzles, FarmVille 3, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic!, NBA 2K, WWE 2K, and Zynga Poker, certain mechanics may be deemed as “loot boxes.” New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. In addition, certain foreign countries allow government censorship of interactive entertainment software products or require pre-approval processes of uncertain length before our games and services can be offered. Adoption of ratings systems, censorship, restrictions on distribution and changes to approval processes or the status of any approvals could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay, or prevent the release of our products in those territories.
The laws and regulations concerning data privacy and certain other aspects of our business are continually evolving. Failure to comply with these laws and regulations could harm our business.
    We are subject to certain privacy and data protection laws, including those in the U.S. Certain activities related to processing the personal data of individuals in the U.K. and E.U. are conducted by our U.K.-based data controller or our local entities in the E.U. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with privacy and data protection laws or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.
    Privacy and data protection laws and industry terms are rapidly changing and likely will continue to do so for the foreseeable future, which may be difficult to comply with and which could have a negative impact on or materially change our approach to the sale and marketing of our products. For example, the E.U. General Data Protection Regulation ("GDPR") and the UK Data Protection Act 2018 ("DPA 2018") both became effective in May 2018. GDPR and DPA 2018 apply to us because we receive and process the personal information of individuals in the E.U. and the U.K., and we maintain certain local entities in the E.U. and the U.K. responsible for processing personal information. GDPR and DPA 2018 contain significant penalties for non-compliance, which have been imposed by regulators. Countries in the E.U. are still enacting national laws that correspond to certain portions of the GDPR. The U.K. also implemented an Age Appropriate Design Code that applies to how personal data is used for individuals up to age 18. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. California also enacted the California

Privacy Rights Act ("CPRA"), which updates the CCPA. Several other U.S. states have enacted comprehensive privacy laws, including Colorado, Connecticut, Indiana, Iowa, Utah, and Virginia. Other states are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. Further, and most notably in the mobile ecosystem, companies that provide the platforms on which our games are played are changing the terms on how publishers can collect and use personal data obtained from users on those platforms.
    Player use of our games is subject to our privacy policy, end user license agreements ("EULA"), and terms of service ("TOS"). If we fail to comply with our posted privacy policy, EULA, or TOS, or if we fail to comply with existing privacy or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition, and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.
    It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability, and moderation, online safety, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions, and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results. Similarly, new regulatory developments internationally aimed at better protecting consumers online from illegal or harmful content and interactions may introduce additional compliance and reporting obligations for our business which may increase operating costs. If we were to fail to comply with such new regulations, it could result in proceedings or litigation against us by governmental authorities or regulators, which could result in substantial fines or judgments against us, damage our reputation, affect our financial condition, and harm our business.
    Although we have structured and operate our skill tournaments and game mechanics, including random digital item mechanics, with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments or game mechanics could become subject to gambling-related rules and regulations, or be deemed violative of current rules and regulations, and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, random digital item mechanics may become subject to further regulations in various jurisdictions. If this were to occur, we might be required to alter some of our games to address these additional requirements or seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Moreover, the inclusion of random digital item mechanics has attracted the attention of the interactive gaming community, and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S., the E.U., or elsewhere regarding these activities may lessen the growth of online or casual game services and impair our business. Also, existing laws or new laws regarding the marketing of in-game or in-app purchases, regulation of currency, banking institutions, unclaimed property, or money laundering may be interpreted to cover virtual currency or goods.
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
    We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate or tax payable could be adversely affected by a variety of factors, including changes in the business, the mix and level of earnings between countries with differing statutory tax rates, changes in the realizability of deferred tax assets, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net (loss) income or loss could be materially affected.
We have recorded a valuation allowance against a portion of our deferred tax assets due to uncertainty with respect to their realization. We expect to provide a valuation allowance until other significant positive evidence arises that suggests that the benefits associated with the deferred tax assets are more likely than not to be realized. Such evidence relies on forecasted data, which, as discussed in these "Risk Factors," is subject to change based on a number of factors, some of which we do not control. Therefore, while the valuation allowance recorded represents our best estimation of the realizability of the tax benefits, such realizability could continue to change before we are able to benefit from it or may ultimately fall short or exceed our expectations, any of which could impact our results.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the ability to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to IRC Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement was effective for us beginning April 1, 2022. It is possible that this change could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
In addition, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which provided numerous tax and other stimulus measures. One such measure will expand the limitation of compensation deductions for certain covered employees of publicly held corporations to also include our next five highly compensated employees. This will be effective for us beginning April 1, 2027. In 2022, the U.S. enacted The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) which includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for the fiscal year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us and agreed to implement a global minimum tax regime, referred to as Pillar 2, intended to conform to new and evolving OECD guidelines. Countries may enact Pillar 2 slightly differently than the OECD model rules and on different timelines. We will continue to monitor legislative and regulatory developments to assess potential impact. In addition, an increasing number of countries have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.
We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2023, 37.2% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, such as those relating to the conflict between Russia and Ukraine, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
We may issue equity or equity-based securities in the future to facilitate acquisitions or strategic transactions, as we did in connection with our acquisition of Zynga, to adjust our ratio of debt to equity, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, climate change, workplace conduct, human rights and philanthropy. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Negative reactions to our products and services may not be foreseeable. We also may not effectively manage or respond to these negative perceptions for reasons within or outside of our control. We expect to continue to expend resources to address concerns with our products and services. Negative perceptions could arise despite our efforts, though, and may result in loss of engagement with our products and services, increased scrutiny from government bodies and consumer groups, and/or litigation, any of which could negatively impact our business.
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
We may be adversely affected by the effects of inflation.
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
We are and may become involved in legal proceedings that may result in adverse outcomes.
We are currently, and from time to time in the future may become, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, reputation, operating results, or financial condition.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
    Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 117,100 square feet of space under a lease expiring in December 2037.
    We also lease approximately 64,000 square feet of space under a lease expiring in March 2030 at 622 Broadway, New York, New York.
    Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases approximately 39,500 square feet of office space in London, United Kingdom, which expires in December 2034 and owns two office buildings in Edinburgh, United Kingdom.
    2K corporate offices and two development studios occupy approximately 123,000 square feet of leased office space in Novato, California. The lease expires in October 2033 with respect to approximately 59,000 square feet and July 2025 with respect to approximately 64,000 square feet.
Zynga corporate office occupy approximately 62,000 square feet of leased office space in San Mateo, California. The lease expires in June 2032. In addition, Zynga leases approximately 185,000 square feet for its former corporate headquarters located in San Francisco, California, which is now closed. The lease expires in June 2031.
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Oakville, Montreal, Parksville, Toronto, and Vancouver, Canada; Chengdu, Beijing, Hong Kong, and Shanghai, China; Brno and Prague, Czech Republic; Helsinki, Finland; Cesson-Sévigné and Paris, France; Munich and Berlin, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Amsterdam and Breda, Netherlands; Belgrade, Serbia; Singapore; Seoul, South Korea; Barcelona, Madrid, and Valencia, Spain; Luzerne, Switzerland; Taipei, Taiwan; Istanbul, Turkey; Brighton, Dundee, London, Lincoln, Leeds, and Oxford, United Kingdom; and, in the United States: Agoura Hills, Carlsbad, Foothill Ranch, Petaluma, Moorpark, San Jose, Irvine, and San Mateo, California; Chicago, Illinois; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Eugene, Oregon; Austin, Texas; and Kirkland and Seattle, Washington.
    For information regarding our lease commitments, see Note 13 - Leases to our Consolidated Financial Statements.
Item 3.    Legal Proceedings
    Refer to Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 345 as of May 5, 2023.
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
Issuer Purchases of Equity Securities
    Share Repurchase Program—Our Board of Directors has authorized the repurchase of up to 21.7 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
    During the fiscal years ended March 31, 2023, 2022, and 2021, we repurchased 0.0, 1.3, and 0.0 shares of our common stock in the open market, respectively, for $0.0, $200.0, and $0.0, respectively, including commissions, as part of the program. As of March 31, 2023, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2023:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2023	—	—	—	10.0
February 1 - 28, 2023	—	—	—	10.0
March 1 - 31, 2023	—	—	—	10.0
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
    We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are currently designed for console gaming systems, PC, and mobile including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services. Refer to Item 1 - Business for additional discussion.

Zynga Acquisition and Related Debt Transactions
We acquired Zynga on May 23, 2022, for consideration having an acquisition date fair value of $9,521.8, consisting of $3,992.4 in cash, the issuance of 46.3 shares of our common stock, valued at $5,377.7, and $151.7 of replacement equity awards attributable to the pre-acquisition service period. Refer to Note 20 - Acquisitions of our Consolidated Financial Statements. Zynga is a leading developer of mobile games with a mission to connect the world through games.
Also, in connection with the Zynga Acquisition, we entered into several debt transactions (refer to Note 11 - Debt).
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the2027 Notes, the “Senior Notes”). The Senior Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee (the “Trustee”).
The 2024 Notes mature on March 28, 2024, and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025, and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027, and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032, and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semiannually on March 28 and September 28 of each year, commencing September 28, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.5. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.8. The proceeds of the Senior Notes were used to finance a portion of our acquisition of Zynga.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.00% at March 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.80% at March 31, 2023, which rates are determined by the Company's credit rating. On June 22, 2022, we drew down approximately $200.0 at 3.28% from our facility under the 2022 Credit Agreement. In December 2022, we fully repaid the $200.0 drawdown, and, at March 31, 2023, there were no borrowings under the 2022 Credit Agreement.
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which rates are determined by reference to our credit rating. We fully drew down on the Term Loan on June 22, 2022 at 3.6%. In April 2023, we fully repaid the $350.0 Term Loan.
The proceeds from our draw-downs of the 2022 Credit Agreement and Term Loan were used to finance a portion of the settlement of the Convertible Notes acquired from Zynga. In total, we paid $321.62 for the tendered or converted 2024 Convertible Notes, including interest, and $845.14 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.40 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2023.
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
Popcore Acquisition
We acquired Popcore on November 16, 2022 for initial consideration of $116.9 in cash, 0.6 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. Refer to Note 20 - Acquisitions of our Consolidated Financial Statements. Founded in 2018, Popcore is a mobile games company based in Berlin best known for Parking Jam 3D and Pull the Pin.
Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 14.6% of our net revenue for the fiscal year ended March 31, 2023. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
    Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors that may affect our business in several areas, including consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. For example, in response to the conflict in Ukraine, we suspended sales of our products in Russia and Belarus, which had a negative impact on our financial results. Actions taken to date and other potential actions could result in additional negative impact in future periods.
Additionally, our business is dependent upon a limited number of customers that account for a significant portion of our revenue. Our five largest customers accounted for 79.6%, 79.0% and 78.4% of net revenue during the fiscal years ended March 31, 2023, 2022 and 2021, respectively. As of March 31, 2023, and 2022, five customers comprised 61.1% and 72.8% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 50.3% and 63.8% of such balance at March 31, 2023, and 2022, respectively. We had three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023, and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2023, and 2022.
The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivable and the concentration of purchasing power among the remaining large retailers. There has been increased consolidation in our industry, as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility.
    Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties, which comprised 43.1% of our net revenue by product platform for the fiscal year ended March 31, 2023. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, such as those released in November 2020 by Sony and Microsoft, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles), which could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, and in-game purchases. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 95.1% of our net revenue for the fiscal year ended March 31, 2023. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
We also publish an expanding variety of titles for mobile, which are delivered to consumers through digital download, and are primarily distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for mobile. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our mobile Net revenue generally generates a lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between mobile and other game sales may affect our gross margin percentage. We are also starting to expand our direct-to-consumer efforts more meaningfully across our mobile portfolio to enhance profitability.
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
Content Release Highlights
    During fiscal year 2023, 2K released The Quarry, NBA 2K23, PGA TOUR 2K23, New Tales from the Borderlands, Marvel's Midnight Suns, and WWE 2K23; and Private Division released Rollerdrome and Kerbal Space Program 2 early access on PC.
To date we have announced that, during fiscal year 2024, 2K will release LEGO 2K Drive, NBA 2K24, and WWE 2K24; Zynga will release Star Wars Hunters; and Private Division will release After Us. In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long term.
Fiscal 2023 Financial Summary
Our net revenue for fiscal year ended March 31, 2023 was led by net revenue of $2,159.2 from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including top contributors Empires & Puzzles, Toon Blast, our hyper-casual mobile portfolio, Words With Friends, and Merge Dragons!, as well as a variety of our top franchises, primarily NBA 2K, Grand Theft Auto, Red Dead Redemption, and WWE 2K. Our net revenue increased to $5,349.9, an increase of $1,845.1 or 52.6% compared to the fiscal year ended March 31, 2022.
    For the fiscal year ended March 31, 2023, our net loss was $(1,124.7), as compared to net income of $418.0 in the prior year. Diluted loss per share for the fiscal year ended March 31, 2023 was $(7.03), as compared to Diluted earnings per share of $3.58 for the fiscal year ended March 31, 2022. Our operating loss for the fiscal year ended March 31, 2023 was $(1,165.2) compared to operating income of $473.6 for fiscal year ended March 31, 2022, due to (i) higher cost of revenue due to fees paid to platform partners due to an increase in mobile revenues and higher amortization of intangible assets as a result of the Zynga acquisition and (ii) higher operating expenses for marketing, personnel, and amortization of intangible assets as a result the Zynga acquisition.
    At March 31, 2023, we had $1,234.6 of Cash and cash equivalents and Restricted cash and cash equivalents, compared to $2,195.4 at March 31, 2022. The decrease in Cash and cash equivalents and Restricted cash and cash equivalents from March 31, 2022 was due to Net cash used by investing activities primarily related to our acquisition of Zynga (refer to Note 20 - Acquisitions). This net decrease was partially offset by Net cash provided by financing activities (refer to Note 11 - Debt), primarily related to proceeds from the issuance of our Senior Notes and a draw-down on our Term Loan, which were partially offset by payments for Convertible Notes that were assumed as part of our Zynga acquisition. To a lesser extent, the net decrease was also partially offset by Net cash provided by operating activities from sales of our products, primarily from the previously mentioned titles, partially offset by working capital requirements used in the development, sale, and support of our products, including for personnel, as well as payments for interest on our debt and transaction-related costs related to our Zynga Acquisition.

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
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
    We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2023	2022	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$5,283.6	$3,408.2	$1,875.4	55.0%
    For the fiscal year ended March 31, 2023, Net Bookings increased by $1,875.4 as compared to the prior year. The increase was primarily due to Net Bookings from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Words With Friends, and Merge Dragons!. This increase was partially offset by a decrease in Net Bookings from our Grand Theft Auto and Borderlands franchises.

Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. For the comparison of fiscal year 2022 to fiscal year 2021, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2022.
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2023		2022		2021
Total net revenue	$5,349.9	100.0%	$3,504.8	100.0%	$3,372.8	100.0%
Cost of revenue	3,064.6	57.3%	1,535.4	43.8%	1,535.1	45.5%
Gross profit	2,285.3	42.7%	1,969.4	56.2%	1,837.7	54.5%
Selling and marketing	1,592.6	29.8%	516.4	14.7%	445.0	13.2%
Research and development	892.5	16.7%	406.6	11.6%	317.3	9.4%
General and administrative	843.1	15.8%	511.7	14.6%	390.4	11.6%
Depreciation and amortization	122.3	2.3%	61.1	1.7%	55.6	1.6%
Total operating expenses	3,450.5	64.5%	1,495.8	42.7%	1,208.3	35.8%
(Loss) income from operations	(1,165.2)	(21.8)%	473.6	13.5%	629.4	18.7%
Interest and other, net	(141.9)	(2.7)%	(14.2)	(0.4)%	8.8	0.3%
(Loss) gain on fair value adjustments, net	(31.0)	(0.6)%	6.0	0.2%	39.6	1.2%
(Loss) income before income taxes	(1,338.1)	(25.0)%	465.4	13.3%	677.8	20.1%
(Benefit from) provision for income taxes	(213.4)	(4.0)%	47.4	1.4%	88.9	2.6%
Net (loss) income	$(1,124.7)	(21.0)%	$418.0	11.9%	$588.9	17.5%

	Fiscal Year Ended March 31,
	2023		2022		2021
Net revenue by geographic region:
United States	$3,360.0	62.8%	$2,100.2	59.9%	$2,015.9	59.8%
International	1,989.9	37.2%	1,404.6	40.1%	1,356.9	40.2%
Net revenue by platform:
Mobile	$2,538.6	47.5%	$403.4	11.5%	$274.1	8.1%
Console	2,303.8	43.1%	2,528.9	72.2%	2,517.0	74.6%
PC and other	507.5	9.5%	572.5	16.3%	581.7	17.2%
Net revenue by distribution channel:
Digital online	$5,085.7	95.1%	$3,149.0	89.8%	$2,972.4	88.1%
Physical retail and other	264.2	4.9%	355.8	10.2%	400.4	11.9%
Net revenue by content:
Recurrent consumer spending	$4,180.4	78.1%	$2,271.2	64.8%	$2,152.0	63.8%
Full game and other	1,169.5	21.9%	1,233.6	35.2%	1,220.8	36.2%
Fiscal Years ended March 31, 2023 and 2022

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Total net revenue	$5,349.9	100.0%	$3,504.8	100.0%	$1,845.1	52.6%
Software development costs and royalties(1)	1,604.8	30.0%	417.4	11.9%	1,187.4	284.5%
Product costs	714.0	13.3%	243.9	7.0%	470.1	192.7%
Internal royalties	438.9	8.2%	619.9	17.7%	(181.0)	(29.2)%
Licenses	306.9	5.7%	254.2	7.3%	52.7	20.7%
Cost of revenue	3,064.6	57.3%	1,535.4	43.8%	1,529.2	99.6%
Gross profit	$2,285.3	42.7%	$1,969.4	56.2%	$315.9	16.0%
(1) Includes $(9.5) and $48.4 of stock-based compensation expense in fiscal year 2023 and 2022, respectively.

    For the fiscal year ended March 31, 2023, net revenue increased by $1,845.1, as compared to the prior year. The increase was due primarily to net revenue of $2,159.2 from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Words With Friends, and Merge Dragons!, partially offset by a decrease in net revenue of $302.6 from our Grand Theft Auto franchise and $71.9 from our Borderlands franchise.
    Net revenue from console games decreased by $225.1 and accounted for 43.1% of our total net revenue in the fiscal year ended March 31, 2023, as compared to 72.2% in the prior year. The decrease was due to a decrease in net revenue from our Grand Theft Auto and Red Dead Redemption franchises, partially offset by an increase in net revenue from The Quarry, which released in June 2022 and our WWE 2K franchise. Net revenue from PC and other decreased by $65.0 and accounted for 9.5% of our total net revenue in the fiscal year ended March 31, 2023, as compared to 16.3% in the prior year. The decrease was due to a decrease in net revenue from our Borderlands, Grand Theft Auto, and Red Dead Redemption franchises, partially offset by an increase in net revenue from Zynga and Marvel's Midnight Suns. Net revenue from mobile increased by $2,135.2 and accounted for 47.5% of our total net revenue in the fiscal year ended March 31, 2023, as compared to 11.5% in the prior year. The increase was due to an increase in net revenue of $2,145.2 from Zynga, including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in Top Eleven, partially offset by a decrease in Two Dots.
    Net revenue from digital online channels increased by $1,936.7 and accounted for 95.1% of our total net revenue for the fiscal year ended March 31, 2023, as compared to 89.8% in the prior year. The increase was due to net revenue of $2,158.5 from Zynga, including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto, Borderlands and Red Dead Redemption franchises. Net revenue from physical retail and other channels decreased by $91.6 and accounted for 4.9% of our total net revenue for the fiscal year ended March 31, 2023, as compared to 10.2% for the prior year. The decrease was due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises.
    Recurrent consumer spending is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $1,909.2 and accounted for 78.1% of net revenue for the fiscal year ended March 31, 2023, as compared to 64.8% for the prior year. The increase was due to an increase in net revenue of $2,125.3 from Zynga, including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Words With Friends, and Merge Dragons!, as well as an increase in net revenue from Top Eleven, partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other decreased by $64.1 and accounted for 21.9% of net revenue for the fiscal year ended March 31, 2023, as compared to 35.2% for the prior year. The decrease was due to a decrease in net revenue from our Grand Theft Auto, Borderlands, and Red Dead Redemption franchises, partially offset by an increase in net revenue from The Quarry, Zynga, and our WWE 2K franchise.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2023 was 42.7%, as compared to 56.2% in the prior year. The percentage decrease was due primarily to (i) higher amortization related to intangible assets related to our Zynga acquisition, including a $465.3 impairment charge (refer to Note 9 - Goodwill and Intangible Assets, net), and (ii) higher product costs for fees paid to platform partners due to an increase in mobile revenues as a result of the Zynga acquisition, partially offset by (i) lower internal royalties due to the timing of when royalties are earned and (ii) lower capitalized software amortization due to the timing of releases.
    Net revenue earned outside of the United States increased by $585.3 and accounted for 37.2% of our total net revenue in the fiscal year ended March 31, 2023, as compared to 40.1% in the prior year. The increase in net revenue outside of the United States was due to net revenue of $732.1 from Zynga, including top contributors Empires & Puzzles, our hyper-casual mobile portfolio, Toon Blast, Zynga Poker, and Merge Dragons!, as well as an increase in net revenue from Top Eleven. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Changes in foreign currency exchange rates decreased net revenue and gross profit by $34.1 and $18.3, respectively, in the fiscal year ended March 31, 2023 as compared to the prior year.

Operating Expenses

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$1,592.6	29.8%	$516.4	14.7%	$1,076.2	208.4%
Research and development	892.5	16.7%	406.6	11.6%	485.9	119.5%
General and administrative	843.1	15.8%	511.7	14.6%	331.4	64.8%
Depreciation and amortization	122.3	2.3%	61.1	1.7%	61.2	100.2%
Total operating expenses	$3,450.5	64.5%	$1,495.8	42.7%	$1,954.7	130.7%
    Includes stock-based compensation expense, which was allocated as follows (in millions):

	2023	2022
Selling and marketing	$95.2	$30.0
Research and development	116.6	38.1
General and administrative	115.5	66.5
    Foreign currency exchange rates decreased total operating expenses by $72.0 in the fiscal year ended March 31, 2023 as compared to the prior year.
Selling and marketing
    Selling and marketing expenses increased by $1,076.2 in the fiscal year ended March 31, 2023 as compared to the prior year, due primarily to (i) marketing expense for titles from our Zynga acquisition, including our hyper-casual mobile portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, (ii) higher amortization related to intangible assets related to our Zynga acquisition, and (iii) higher personnel expenses for additional headcount, including related to our acquisition of Zynga.
Research and development
    Research and development expenses increased by $485.9 for the fiscal year ended March 31, 2023, as compared to the prior year, due primarily to an increase in (i) personnel expenses due to increased headcount, including related to our acquisition of Zynga and (ii) production and development expenses related to Zynga.
General and administrative
    General and administrative expenses increased by $331.4 for the fiscal year ended March 31, 2023, as compared to the prior year, due primarily to increases in (i) professional fees related to our acquisition and integration of Zynga, (ii) personnel expenses for additional headcount, including our acquisition of Zynga, (iii) higher rent expense for additional locations and lease renewals, including our acquisition of Zynga, and (iv) right-of-use asset impairment expense related to Zynga's San Francisco office (see Note 13 - Leases).
    General and administrative expenses for the fiscal years ended March 31, 2023 and 2022 include occupancy expense (primarily rent, utilities and office expenses) of $66.8 and $37.2, respectively, related to our development studios.
Depreciation and amortization
    Depreciation and amortization expenses increased by $61.2 for the fiscal year ended March 31, 2023, as compared to the prior year, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$33.8	0.6%	$17.6	0.5%	$16.2	92.0%
Interest expense	(129.6)	(2.4)%	(18.6)	(0.5)%	(111.0)	596.8%
Foreign currency exchange gain (loss)	(31.8)	(0.6)%	(7.3)	(0.2)%	(24.5)	335.6%
Other	(14.3)	(0.3)%	(5.9)	(0.2)%	(8.4)	142.4%
Interest and other, net	$(141.9)	(2.7)%	$(14.2)	(0.4)%	$(127.7)	899.3%
    Interest and other, net was expense of $141.9 for the fiscal year ended March 31, 2023, as compared to $14.2 for the fiscal year ended March 31, 2022. The increase in expense was due primarily to interest expense related to our Senior Notes,

Term Loan, 2022 Credit Agreement, and an unsecured bridge loan facility related to our acquisition of Zynga, including the amortization of related deferred costs, in connection with our acquisition of Zynga (refer to Note 11 - Debt and Note 20 - Acquisitions) and foreign currency losses.
Gain/(loss) on long-term investments, net
Gain/(loss) on long-term investments, net for the fiscal year ended March 31, 2023 was a loss of $31.0 compared to a gain of $6.0 in the prior year period. The change was due primarily to a loss relating to our Convertible Notes, partially offset by a gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 11 - Debt and Note 20 - Acquisitions).
Provision for income taxes
    Our benefit from income taxes was $213.4 for the fiscal year ended March 31, 2023 as compared to income tax expense of $47.4 for the fiscal year ended March 31, 2022.
    When compared to the statutory rate of 21%, the effective tax rate of 15.9% for the fiscal year ended March 31, 2023 was due primarily to an expense of $84.0 from an increase in the U.S. valuation allowance, expense of $39.7 from our geographic mix and foreign earnings, and $20.2 nondeductible expense relating to compensation expense related to covered employees pursuant to Section 162(m) and loss on the redemption of convertible debt, partially offset by a $76.8 benefit from tax credits anticipated to be utilized.
When compared to the statutory rate of 21%, the effective tax rate of 10.2% for the fiscal year ended March 31, 2022 was due primarily to a $30.9 benefit from tax credits anticipated to be utilized, $14.6 in excess tax benefits from employee stock compensation, an $11.6 benefit due to an increase to the net deferred tax asset that arose from a step up in tax basis related to the Federal Act on Tax Reform and AVH (Old-Age and Survivors Insurance) Financing ("TRAF") enacted in Switzerland, discussed below, and an $8.0 benefit from our geographic mix of earnings, partially offset by a $10.1 nondeductible expense due to an increase in fair value of the contingent consideration liability associated with the acquisition of Nordeus.
The effective tax rate in the current year was higher compared to the prior year primarily due to increased benefits from tax credits and reduced benefits from excess tax benefits from employee stock compensation, partially offset by increased expense related to an increase in our valuation allowance, increased expense from nondeductible costs, and the impact of geographic mix and foreign earnings.
    The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends on the stock price at the time of the employee award vesting.
We anticipate that additional excess tax benefits or shortfalls from employee stock compensation, tax credits, changes in valuation allowance, and changes in our geographic mix of earnings could have a significant impact on our effective tax rate in the future. In addition, we are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April 1, 2022. The actual impact of Section 174 capitalization and amortization on the income tax payable and deferred tax asset will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. Section 174 capitalization increased the income tax payable by $46.7 and deferred tax assets by $128.9.
The American Rescue Plan Act of 2021 (“ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the fiscal year ended March 31, 2023. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for the taxable year ending

March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
On May 19, 2019, a public referendum held in Switzerland approved the TRAF, which was effective for us on January 1, 2020. The TRAF abolished preferential tax regimes for holding companies, domicile companies, and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. For the fiscal year ended March 31, 2023, we recorded a net tax benefit of $5.7 due to an increase of the deferred tax asset of $20.6, offset by an increase in the valuation of allowance of $14.9, as it is more-likely-than-not that such deferred tax assets would be realized.
As of March 31, 2023, we had gross unrecognized tax benefits, including interest and penalties, of $294.8, of which $137.2 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2023, gross unrecognized tax benefits increased by $118.8.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2020 and state income tax returns for periods prior to the fiscal year ended March 31, 2019. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2021.
Net (loss) income and (loss) earnings per share
    For the fiscal year ended March 31, 2023, our Net loss was $1,124.7, as compared to income of $418.0 in the prior year. Diluted loss per share for the fiscal year ended March 31, 2023 was $7.03, as compared to diluted earnings per share of $3.58 for the fiscal year ended March 31, 2022. Basic weighted average shares of 159.9 were 43.1 higher due primarily to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 12 - (Loss) Earnings Per Share to our Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
    Our primary cash requirements are to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) capital expenditures, (iv) debt and interest payments, (v) acquisitions, and (vi) tax payments. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our 2022 Credit Agreement to satisfy our working capital needs. Refer to Note 11 - Debt for additional discussion of our outstanding debt obligations.
Short-term Investments
    As of March 31, 2023, we had $187.0 of short-term investments, which are readily marketable in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of March 31, 2023, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal Reserve, in response to the rising inflation and related adverse economic conditions, we anticipate investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. The 2024 Notes mature on March 28, 2024 and bear interest at an annual rate of 3.300%. The 2025 Notes mature on April 14, 2025 and bear interest at an annual rate of 3.550%. The 2027 Notes mature on April 14, 2027 and bear interest at an annual rate of 3.700%. The 2032 Notes mature on April 14, 2032 and bear interest at an annual rate of 4.000%. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.5. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing

October 14, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.8. The proceeds from the issuance of the Senior Notes were used to finance a portion of our acquisition of Zynga.
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 (the "2028 Notes"). The 2026 Notes mature on March 28, 2026 and bear interest at an annual rate of 5.000%. The 2028 Notes mature on March 28, 2028 and bear interest at an annual rate of 4.950%. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. The 2026 Notes and 2028 Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee. These notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.00% at March 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.80% at March 31, 2023, which rates are determined by the Company's credit rating.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement. The proceeds were used to finance a portion of the repurchase of the Convertible Notes. In December 2022, we fully repaid the $200.0 drawdown. As of March 31, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.
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
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which rates are determined by reference to our credit rating.
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (refer to Note 11 - Debt). In April 2023, we fully repaid the $350.0 Term Loan.
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
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.6%, 79.0%, and 78.4% of net revenue during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. As of March 31, 2023 and 2022, five customers accounted for 61.1% and 72.8% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 50.3% and 63.8% of such balances at March 31, 2023 and 2022, respectively. We had three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023 and two customers who accounted for 43.5%, and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2023 and 2022. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable, including as a result of the COVID-19 pandemic.
    We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis. Our liquidity and capital resources have not been materially affected by the COVID-19 pandemic and related volatility and slowdown in the global financial markets to date. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on our business, refer to Item 1A, Risk Factors.
As of March 31, 2023, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $329.7. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the fiscal years ended March 31, 2023, 2022, and 2021, we repurchased 0.0, 1.3, and 0.0 shares of our common stock, respectively, in the open market for $0.0, $200.0, and $0.0, respectively, including commissions as part of the program. As of March 31, 2023, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(millions of dollars)	2023	2022	2021
Net cash provided by operating activities	$1.1	$258.0	$912.3
Net cash (used in) provided by investing activities	(2,876.3)	139.2	(806.8)
Net cash provided by (used in) financing activities	1,930.3	(256.8)	(57.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(15.9)	(5.2)	18.6
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(960.8)	$135.2	$66.8
    At March 31, 2023, we had $1,234.6 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $2,195.4 at March 31, 2022. The decrease was due to Net cash used in investing activities primarily related to our Zynga Acquisition (refer to Note 20 - Acquisitions). This net decrease was partially offset by Net cash provided by financing activities (refer to Note 11 - Debt), primarily related to proceeds from the issuance of Senior Notes and draw-downs on our Term Loan, which were partially offset by payments for Convertible Notes that were part of our Zynga Acquisition. To a lesser extent, the net decrease was also partially offset by Net cash provided by operating activities from sales of our products, partially offset by working capital requirements used in the development, sale, and support of our products, including for personnel, as well as payments for interest on our debt and transaction-related costs related to our Zynga Acquisition.

Commitments
    Refer to Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2024, we anticipate capital expenditures to be $180.
Off-Balance Sheet Arrangements
    As of March 31, 2023 and 2022, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2023, 2022 and 2021, 37.2%, 40.1% and 40.2%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
    As of March 31, 2023, we had $187.0 of short-term investments, which included $145.2 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive (loss) income, net of tax, in Stockholders' equity. We also had $827.4 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2023.
    Historically, fluctuations in interest rates have not had a significant effect on our operating results.

Under our 2022 Credit Agreement, loans will bear interest at our election of (a) 0.000% to 0.625% above a certain base rate (8.00% at March 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.80% at March 31, 2023, which are determined by the Company's credit rating. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. At March 31, 2023, there were no outstanding borrowings under our 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2023 and 2022, our foreign currency translation adjustment was a loss of $58.9 and a loss of $43.6, respectively. We recognized a foreign currency exchange transaction loss of $31.8, a loss of $7.3, and a gain of $0.7 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
    We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2023, we had $51.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $224.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2022, we had $75.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $132.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2023, 2022 and 2021, we recorded a loss of $15.1, a gain of $5.9, and a loss of $3.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2023 and 2022, the fair value of these outstanding forward contracts was a gain of $2.5 and a gain of $0.2, respectively, and is included in accrued and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the fiscal year ended March 31, 2023, 37.2% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.7%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
Item 8.    Financial Statements and Supplementary Data
    The financial statements and supplementary data appear in a separate section of this Form 10-K following Part IV. We provide details of our valuation and qualifying accounts in Note 19 - Supplementary Financial Information to our Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on our Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.
    In accordance with SEC guidance, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Popcore, which we acquired in November 2022 and is included in the March 31, 2023 Consolidated Financial Statements. The acquired business constituted 1.7% of consolidated total assets as of March 31, 2023.
    Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2023. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2023). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 54 of this Report.
(ii)Financial Statement Schedule. See Note 19 - Supplementary Financial Information to our Consolidated Financial Statements.
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 9, 2022, by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc. †	8-K	1/10/2022	2.1
2.2	First Amendment to the Agreement and Plan of Merger, dated March 10, 2022, among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc.	S-4	3/14/2022	2.2
2.3	Second Amendment to the Agreement and Plan of Merger, dated as of May 4, 2022, by and among Take-Two Interactive Software, Inc., Zebra MS I, Inc., Zebra MS II, Inc. and Zynga Inc.	8-K	5/5/2022	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.1.5	Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 2022	8-K	5/26/2022	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Take-Two Interactive Software, Inc.'s Fourth Amended and Restated By-Laws, as adopted and effective on January 4, 2023	8-K	1/6/2023	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	5/22/2020	4.1
4.2	Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.1
4.3	First Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.2
4.4	Second Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.3
4.5	Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.6	Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.5
4.7	Fifth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.1
4.8	Sixth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.2
4.9	Form of Global Note representing 3.300% Senior Notes due 2024 (included as part of Exhibit 4.3)	8-K	4/14/2022	4.6
4.10	Form of Global Note representing 3.550% Senior Notes due 2025 (included as part of Exhibit 4.4)	8-K	4/14/2022	4.7
4.11	Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.5)	8-K	4/14/2022	4.8
4.12	Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.6)	8-K	4/14/2022	4.9
4.13	Form of Global Note representing 5.000% Senior Notes due 2026 (included as part of Exhibit 4.7)	8-K	4/14/2023	4.3
4.14	Form of Global Note representing 4.950% Senior Notes due 2028 (included as part of Exhibit 4.8)	8-K	4/14/2023	4.4
4.15	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.1
4.16	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	14A	7/27/2021	Annex B
10.12	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2
10.13	Amendment to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	6/3/2022	99.2
10.14	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.15	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.16	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.17	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.18	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.19	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.20	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.21	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.22	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.23	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.24	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.25	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.26	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.27	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.28	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.29	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2020	10.2
10.30	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2021	10.2
10.31	Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation +	S-3 ASR	4/13/2022	10.2
10.32	Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation	8-K	5/5/2022	10.1
10.33	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +	10-Q	8/9/2023	10.3
10.34	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +	10-Q	8/9/2023	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. +	10-Q	8/9/2023	10.5
10.36	Credit Agreement, dated as of May 23, 2022, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BOFA Securities, Inc. and BNP Paribas	8-K	5/26/2022	10.1
10.37	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.38	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.39	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.40	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.43	Amendment to the Xbox 360 Publisher License Agreement, signed on December 21, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.44	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.45	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48
10.46	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4
10.47	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.48	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.49	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	11/4/2021	10.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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
    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, 2022 and 2021, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2023, 2022 and 2021, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2023
(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, revenue for amounts allocated to the game related services for full game software products as well as virtual currency and in-game purchases is recognized ratably over an estimated service period.
Signiﬁcant judgment is exercised by the Company in determining the service period that should be utilized to recognize revenue over time. Auditing the judgments and estimates made by management in estimating the service period for the game related services is especially challenging as the Company must consider a variety of data points. Such data points include the weighted average number of days between players’ first and last days played online, known online trends, the service periods of the Company’s previously released products, and, to the extent publicly available, the service periods of the Company’s competitors’ products that are similar in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the revenue recognition process. We selected a sample of transactions and tested the Company’s controls in relation to estimating the service period over which game related services revenue is recognized.
Our audit procedures to test and evaluate the reasonableness of the Company’s estimated service period included, among others, testing the completeness and accuracy of management’s player data analysis, testing qualitative factors utilized such as reviewing online trends, comparing to similar or historical products and analyzing competitor information.

Valuation of intangible assets acquired in the Zynga acquisition
Description of the Matter
As disclosed in Note 20 to the consolidated financial statements, the Company acquired Zynga on May 23, 2022 for total purchase consideration of $9,521.8 million. The Company accounted for the business combination by recognizing the assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The assets acquired included developed game technology, branding and trade names, and game engine technology which are intangible assets that were valued at $4,440 million, $384 million and $261 million, respectively, as of May 23, 2022.
Auditing the Company’s acquisition of Zynga was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets including developed game technology, branding and trade names, and game engine technology. The significant assumptions used to estimate the value of the developed game technology and game engine technology intangible assets included revenue growth rates, EBITDA margins, long-term decay rates, and discount rates. The significant assumptions used to estimate the value of the branding and trade names intangible assets included revenue growth rates, royalty rates and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the Zynga acquisition. For example, we tested controls over the Company’s process to measure acquired intangible assets as well as controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s projected revenue growth rates and EBITDA margins by considering historical results of the acquired business and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing methodologies and certain significant assumptions used to value the acquired intangible assets. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in assumptions.

Impairment of intangible assets that are subject to amortization
Description of the Matter
As of March 31, 2023, the Company's intangible assets that are subject to amortization included developed game technology of $3,690.5 million. As disclosed in Note 1 to the consolidated financial statements, intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the related carrying amount of the asset or asset group may not be recoverable and the carrying amount of the asset exceeds estimated expected undiscounted future cash flows that are expected to result from the use of the asset. During the fiscal year ended March 31, 2023, the Company recorded an impairment charge of $465.3 million related to certain of its developed game technology intangible assets.
Auditing the Company’s impairment tests was complex due to the significant estimation uncertainty in determining the fair value of the intangible assets that were tested for impairment. The significant assumptions used to estimate the value of the intangible assets included revenue growth rates, EBITDA margins, long-term decay rates, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to determine the fair value of intangible assets that are subject to amortization being measured for impairment. For example, we tested controls over management's review of the significant assumptions used to estimate the fair value of the developed game technology that was impaired.
To test the estimated fair value of the developed game technology intangible assets that were impaired, our audit procedures included, among others, evaluating the valuation methodology used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s projected revenue growth rates and EBITDA margins by considering historical results and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing the methodology and certain significant assumptions used to value the developed game technology intangible assets that were impaired. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Take-Two Interactive Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Popcore GmbH, which is included in the March 31, 2023 consolidated financial statements of the Company and constituted 1.7% of total assets as of March 31, 2023 and 1.4% of net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Popcore GmbH.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
May 25, 2023

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$827.4	$1,732.1
Short-term investments	187.0	820.1
Restricted cash and cash equivalents	307.6	359.8
Accounts receivable, net of allowances of $1.3 and $0.4 at March 31, 2023 and 2022, respectively	763.2	579.4
Software development costs and licenses	65.9	81.4
Contract assets	79.9	104.9
Prepaid expenses and other	277.1	193.4
Total current assets	2,508.1	3,871.1
Fixed assets, net	402.8	242.0
Right-of-use assets	282.7	217.2
Software development costs and licenses, net of current portion	1,072.2	755.9
Goodwill	6,767.1	674.6
Other intangibles, net	4,453.2	266.5
Deferred tax assets	44.8	73.8
Long-term restricted cash and cash equivalents	99.6	103.5
Other assets	231.6	341.7
Total assets	$15,862.1	$6,546.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140.1	$125.9
Accrued expenses and other current liabilities	1,225.7	1,074.9
Deferred revenue	1,078.8	865.3
Lease liabilities	60.2	38.9
Short-term debt, net	1,346.8	—
Total current liabilities	3,851.6	2,105.0
Long-term debt, net	1,733.0	—
Non-current deferred revenue	35.5	70.9
Non-current lease liabilities	347.0	211.3
Non-current software development royalties	110.2	115.5
Deferred tax liabilities, net	534.0	21.8
Other long-term liabilities	208.3	212.1
Total liabilities	$6,819.6	$2,736.6
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized: no shares issued and outstanding at March 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 300.0 and 200.0 shares authorized; 192.6 and 139.0 shares issued and 168.9 and 115.4 outstanding at March 31, 2023 and 2022, respectively	1.9	1.4
Additional paid-in capital	9,010.2	2,597.2
Treasury stock, at cost; 23.7 and 23.7 common shares at March 31, 2023 and 2022, respectively	(1,020.6)	(1,020.6)
Retained earnings	1,164.3	2,289.0
Accumulated other comprehensive loss	(113.3)	(57.3)
Total stockholders' equity	$9,042.5	$3,809.7
Total liabilities and stockholders' equity	$15,862.1	$6,546.3
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue:
Game	$4,735.6	$3,423.2	$3,319.7
Advertising	614.3	81.6	53.1
Total net revenue	5,349.9	3,504.8	3,372.8
Cost of revenue	3,064.6	1,535.4	1,535.1
Gross profit	2,285.3	1,969.4	1,837.7
Selling and marketing	1,592.6	516.4	445.0
Research and development	892.5	406.6	317.3
General and administrative	843.1	511.7	390.4
Depreciation and amortization	122.3	61.1	55.6
Total operating expenses	3,450.5	1,495.8	1,208.3
(Loss) income from operations	(1,165.2)	473.6	629.4
Interest and other, net	(141.9)	(14.2)	8.8
(Loss) gain on fair value adjustments, net	(31.0)	6.0	39.6
(Loss) income before income taxes	(1,338.1)	465.4	677.8
(Benefit from) provision for income taxes	(213.4)	47.4	88.9
Net (loss) income	$(1,124.7)	$418.0	$588.9
(Loss) earnings per share:
Basic (loss) earnings per share	$(7.03)	$3.62	$5.14
Diluted (loss) earnings per share	$(7.03)	$3.58	$5.09
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	March 31,
	2023	2022	2021
Net (loss) income	$(1,124.7)	$418.0	$588.9
Other comprehensive (loss) income
Foreign currency translation adjustment	(58.9)	(43.6)	51.3
Cash flow hedges:
Change in unrealized gains	—	—	(3.8)
Reclassification to earnings	—	—	(1.9)
Tax effect on effective cash flow hedges	—	—	0.8
Change in fair value of cash flow hedges	—	—	(4.9)
Change in fair value of available-for-sale securities	2.9	(5.1)	3.4
Other comprehensive (loss) income	(56.0)	(48.7)	49.8
Comprehensive (loss) income	$(1,180.7)	$369.3	$638.7
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(1,124.7)	$418.0	$588.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	268.3	153.3	144.3
Stock-based compensation	317.8	183.0	110.5
Noncash lease expense	81.7	34.5	30.6
Amortization and impairment of intellectual property	1,506.7	64.8	32.2
Depreciation	90.3	61.2	56.3
Interest expense	108.6	—	—
Amortization of debt issuance costs	14.1	6.5	—
Deferred income taxes	(410.8)	8.1	10.6
Fair value adjustments	31.5	(6.0)	(41.6)
Other, net	(26.6)	16.2	5.5
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	106.8	(17.9)	47.2
Software development costs and licenses	(492.8)	(387.0)	(221.4)
Prepaid expenses, other current and other non-current assets	77.2	(200.2)	(82.0)
Deferred revenue	(141.9)	(30.9)	152.5
Accounts payable, accrued expenses and other liabilities	(405.1)	(45.6)	78.7
Net cash provided by operating activities	1.1	258.0	912.3
Investing activities:
Change in bank time deposits	100.0	447.0	(387.8)
Proceeds from available-for-sale securities	542.0	779.9	546.3
Purchases of available-for-sale securities	—	(756.3)	(824.5)
Purchases of fixed assets	(204.2)	(158.6)	(68.9)
Proceeds from sale of long-term investment	20.6	—	47.5
Purchase of long-term investments	(15.7)	(12.3)	(16.9)
Business acquisitions, net of cash acquired	(3,310.9)	(161.3)	(102.5)
Other	(8.1)	0.8	—
Net cash (used in) provided by investing activities	(2,876.3)	139.2	(806.8)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(108.1)	(64.1)	(71.6)
Repurchase of common stock	—	(200.0)	—
Issuance of common stock	65.4	19.7	14.2
Cost of debt	(22.4)	(12.2)	—
Repayment of debt	(200.0)	(0.2)	—
Settlement of capped calls	140.1	—	—
Payment of convertible notes	(1,166.8)	—	—
Proceeds from issuance of debt	3,248.9	—	—
Payment of contingent earn-out consideration	(26.8)	—	—
Net cash provided by (used in) financing activities	1,930.3	(256.8)	(57.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(15.9)	(5.2)	18.6
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(960.8)	135.2	66.8
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	2,195.4	2,060.2	1,993.4
Cash, cash equivalents, and restricted cash equivalents, end of year (1)	$1,234.6	$2,195.4	$2,060.2
Supplemental data:
Interest paid	$79.0	$—	$1.9
Income taxes paid	$176.8	$31.0	$70.7
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2020	136.0	1.4	$2,134.8	(22.4)	$(820.6)	$1,282.1	$(58.4)	$2,539.3
Net income	—	—	—	—	—	588.9	—	588.9
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	51.3	51.3
Change in unrealized gains on cash flow hedge, net	—	—	—	—	—	—	(4.9)	(4.9)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	3.4	3.4
Stock-based compensation	—	—	113.7	—	—	—	—	113.7
Issuance of restricted stock, net of forfeitures and cancellations	1.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.5)	—	(71.5)	—	—	—	—	(71.5)
Employee share purchase plan settlement	0.1	—	14.2	—	—	—	—	14.2
Issuance of shared related to Playdots, Inc. acquisitions	0.6	—	97.6	—	—	—	—	97.6
Balance, March 31, 2021	137.6	1.4	2,288.8	(22.4)	(820.6)	1,871.0	(8.6)	3,332.0
Net income	—	—	—	—	—	418.0	—	418.0
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(43.6)	(43.6)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(5.1)	(5.1)
Repurchased common stock	—	—	—	(1.3)	(200.0)	—	—	(200.0)
Stock-based compensation	—	—	258.7	—	—	—	—	258.7
Net share settlement of restricted stock awards	(0.4)	—	(64.1)	—	—	—	—	(64.1)
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Issuance of shares related to Nordeus. acquisition	0.5	—	94.1	—	—	—	—	94.1
Employee share purchase plan settlement	0.1	—	19.7	—	—	—	—	19.7
Balance, March 31, 2022	139.0	1.4	2,597.2	(23.7)	(1,020.6)	2,289.0	(57.3)	3,809.7
Net loss	—	—	—	—	—	(1,124.7)	—	(1,124.7)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(58.9)	(58.9)
Stock-based compensation	—	—	389.3	—	—	—	—	389.3
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	2.9	2.9
Issuance of restricted stock, net of forfeitures and cancellations	2.7	—	—	—	—	—	—	—
Exercise of stock options	1.0	—	43.1	—	—	—	—	43.1
Net share settlement of restricted stock awards	(0.9)	—	(108.1)	—	—	—	—	(108.1)
Employee share purchase plan settlement	0.2	—	22.3	—	—	—	—	22.3
Issuance of shares related to Zynga acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga acquisition	—	—	151.7	—	—	—	—	151.7
Issuance of shares related to Zynga convertible notes	3.7	—	479.7	—	—	—	—	479.7
Balance, March 31, 2023	192.6	1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are currently designed for console gaming systems, PC, and mobile, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
Acquisition of Zynga
On May 23, 2022, we completed our acquisition of Zynga Inc. ("Zynga"), a leading developer of mobile games. Refer to Note 20 - Acquisitions for additional information.
Principles of Consolidation
    The Consolidated Financial Statements include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
    Certain immaterial amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.
Use of Estimates
    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expense, as well as the disclosure of contingent assets and liabilities at the dates of the financial statements during the reporting periods. Our most significant estimates relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers); the recoverability and amortization of software development costs, licenses, and intangible assets; assets acquired and liabilities assumed in business combinations, including the valuation of contingent earn-out consideration; the realization of deferred income taxes; the valuation of stock-based compensation; and assumptions used in our goodwill impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates, which may affect economic conditions in a number of different ways and result in uncertainty and risk. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Segments
    We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are internally developed and developed by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis—supplemented by sales information by product category, major product title, and platform—for the purpose of evaluating performance and allocating resources. Financial information about our one segment and geographic areas is included in Note 2 - Revenue from Contracts with Customers and Note 8 - Fixed Assets, Net.
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

    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.6%, 79.0% and 78.4% of net revenue during the fiscal years ended March 31, 2023, 2022 and 2021, respectively. One customer accounted for 23.5%, 38.0% and 38.9% of net revenue during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. A second customer accounted for 20.7%, 22.0%, and 22.2% of net revenue during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. As of March 31, 2023 and 2022, five customers accounted for 61.1% and 72.8% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 50.3% and 63.8% of such balances at March 31, 2023 and 2022, respectively. We had three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023 and two customers who accounted for 43.5% and 20.3% of our gross accounts receivable as of March 31, 2022. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2023 and 2022. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
    Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of revenue. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current year revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from 12 to 30 months.
    Certain government grants earned on qualified production spend generally either reduce the cost basis of our capitalized software development costs, which therefore results in reduced expense over the amortization period, or reduce period development expense recognized for titles that do not meet the capitalization criteria. Such incentives are accounted for by analogizing under ASC 105-10-05-2 to the grant accounting model under IAS 20.
We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the title's actual performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We use a number of criteria in evaluating expected product performance, including historical performance of comparable products developed with comparable technology, market performance of comparable titles, orders for the product prior to its release, general market conditions, and past performance of the franchise. When we determine that capitalized cost of the title is unlikely to be recovered by product sales, an impairment of software development and license costs capitalized is charged to cost of revenue in the period in which such determination is made.
    We have profit and unit sales based internal royalty programs that allow selected employees to participate in the success of software titles that they assist in developing. Royalties earned under these programs are recorded as a component of Cost of revenue in the period earned. Amounts earned and not yet paid are reflected within the software development royalties component of Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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
    In performing the quantitative assessment, we measure the fair value of the reporting unit using a combination of the income and market approaches. The assessment requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate, comparable market data. Our estimates for market growth are based on historical data, various internal estimates, and observable external sources when available. Those estimates are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.
    Based on our annual impairment assessment process for goodwill, no impairments were recorded during the fiscal years ended March 31, 2023, 2022, or 2021. As of March 31, 2023, the goodwill balance of one of our reporting units is $6,377.0, and a moderate reduction in its fair value may result in an impairment charge, which would be equal to the excess carrying value over the fair value of such assets. Such a reduction in fair value could result from a reduction in our long-term growth rates and operating margins used to calculate projected future cash flows or a change in any of the estimates mentioned above.

Long-lived Assets
    We review all long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using an appropriate discount rate. As of March 31, 2023, no indicators of impairment existed. Refer to Note 9 - Goodwill and Intangible Assets, Net and Note 13 - Leases for impairments that occurred in the fiscal year ended March 31, 2023.
Derivatives and Hedging
    We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as Interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of Other comprehensive (loss) income while the ineffective portion of the changes in fair value is recorded currently in earnings as Interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive (loss) income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in Cost of revenue, Research and development expenses, or Interest and other, net, as appropriate.
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
Certain software products are sold to customers with a “street date” (the earliest date these products may be sold by these retailers). For the transaction price related to the license for these products that also provide a functional offline gaming experience, we recognize revenue on the later of the street date or the sale date as this is generally when we have transferred control of this performance obligation. For the sale of physical software products, recognition of revenue allocated to game related services does not begin until the product is sold-through by our customer to the end user. We currently estimate sell-

through to the end user for all our titles to be approximately two months after we have sold-in the software products to retailers. Determining the estimated sell-through period requires management judgment and estimates.
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
Estimated Service Period
    For certain performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first day played online or first in-game purchase and last day played online. When a new game is launched and therefore no history of online player data is available, we consider other factors to determine the user life, such as the estimated service period of other games actively being sold with similar characteristics. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between six and fifteen months depending on the software product.
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
Marketing
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2023, 2022 and 2021 amounted to $1,212.5, $297.3 and $241.1, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.
Stock-based Compensation
    We have stock-based compensation plans that are broad-based long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests, which allows for awards of restricted stock, restricted stock units and other stock-based awards of our common stock to employees and non-employees. Our plans include time-based, market-based, and performance-based awards of our common stock to employees and non-employees. In connection with the Zynga Acquisition, we assumed replacement equity awards, including restricted stock units and the outstanding and unexercised options to purchase Zynga common stock, and converted them into stock-based awards for shares of Take-Two common stock. Refer to Note 16 - Stock-Based Compensation.
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
We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our common stock, which is based on our own calculated historical rate; expected life of the option award; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities commensurate to the stock option award’s expected life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future awards may differ materially compared to awards granted previously. We record stock-based compensation expense for stock options based on the grant date fair value on a straight-line basis over the requisite service period of the award.
    Stock-based compensation expense is recorded net of forfeitures as they occur.

Earnings (loss) per Share ("EPS")
    Basic EPS is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are measured using the treasury stock method and represent unvested stock-based awards.
Foreign Currency
    The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive (loss) income. Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur.
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
Recently Adopted Accounting Pronouncements
Accounting for Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on any entity's financial statements. The new guidance is effective for fiscal years beginning after December 15, 2021, with the new disclosures required on an annual basis, and can be applied either prospectively or retrospectively. We adopted the new guidance on April 1, 2022 and included the required disclosures with respect to any government assistance or grants subject to the scope of the guidance to the extent material. Refer to Note 7 - Software Development Costs and Licenses.
Accounting for Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this new standard, deferred revenue acquired in a business combination is measured pursuant to ASC 606, Revenue from Contracts with Customers, rather than its assumed acquisition date fair value under the current guidance. We adopted this effective April 1, 2022. The adoption of this update did not have an impact on our Consolidated Financial Statements and was applied to our acquisition of Zynga. Refer to Note 20 - Acquisitions.
Accounting for Convertible Debt
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models and generally requiring that a convertible instrument be accounted for as a single liability measured at amortized cost, with no conversion feature separately recorded in equity. Similarly, no portion of issuance costs will be allocated to equity under the ASU. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. We adopted this effective April 1, 2022. The adoption of this update did not have an impact on our Consolidated Financial Statements.

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
Net revenue by timing of recognition was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue recognized:
Over time	$4,208.0	$2,214.8	$2,063.7
Point in time	1,141.9	1,290.0	1,309.1
Total net revenue	$5,349.9	$3,504.8	$3,372.8

Content
    Recurrent consumer spending revenue is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
    Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
    Net revenue by content was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue recognized:
Recurrent consumer spending	$4,180.4	$2,271.2	$2,152.0
Full game and other	1,169.5	1,233.6	1,220.8
Total net revenue	$5,349.9	$3,504.8	$3,372.8

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue recognized:
United States	$3,360.0	$2,100.2	$2,015.9
International	1,989.9	1,404.6	1,356.9
Total net revenue	$5,349.9	$3,504.8	$3,372.8

Platform
Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue recognized:
Mobile	$2,538.6	$403.4	$274.1
Console	2,303.8	2,528.9	2,517.0
PC and other	507.5	572.5	581.7
Total net revenue	$5,349.9	$3,504.8	$3,372.8
Distribution Channel
    Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Net revenue recognized:
Digital online	$5,085.7	$3,149.0	$2,972.4
Physical retail and other	264.2	355.8	400.4
Total net revenue	$5,349.9	$3,504.8	$3,372.8
Deferred Revenue
    We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances, as of March 31, 2023 and March 31, 2022 were $1,114.3 and $936.2, respectively. For the fiscal year ended March 31, 2023, the additions to our deferred revenue balance were primarily due to the acquisition of Zynga (Note 20 - Acquisitions), which added $333.1 to our deferred revenue balance and cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
    During the fiscal year ended March 31, 2023, $860.1 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. During the fiscal year ended March 31, 2023, $332.1 of revenue was recognized from the deferred revenue balance acquired from the Zynga acquisition. As of March 31, 2023, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,272.2, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,190.9 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
    As of March 31, 2023 and March 31, 2022, our contract asset balances were $79.9 and $104.9, respectively.
3.     MANAGEMENT AGREEMENT
    In November 2017, we entered into a management agreement (the "2017 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") that replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provides financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2017 Management Agreement provides for an annual management fee of $3.1 over the term of the agreement and a maximum annual bonus opportunity of $7.4 over the term of the agreement, based on the Company achieving certain performance thresholds.
In May 2022, we entered into a new management agreement (the "2022 Management Agreement") with ZelnickMedia that replaced the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective May 23, 2022, when our acquisition of Zynga closed (refer to Note 20 - Acquisitions). On May 21, 2022, ZelnickMedia

assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we expect to grant time-based and performance-based restricted units to ZelnickMedia.
    In consideration for ZelnickMedia's services, we recorded consulting expense (a component of General and administrative expenses) of $3.5, $9.9, and $10.5 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
    Pursuant to the 2022 Management Agreement and 2017 Management Agreement, we also issued stock-based awards to ZelnickMedia. During the fiscal years ended March 31, 2023, 2022, and 2021, we recorded $47.1, $29.2, and $27.3, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 16 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$368.0	$—	$—	$368.0
Bank-time deposits	145.8	—	—	145.8
Short-term investments:
Corporate bonds	—	145.2	—	145.2
Bank-time deposits	41.8	—	—	41.8
Restricted cash and cash equivalents:
Money market funds	306.1	—	—	306.1
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	99.6	—	—	99.6
Other assets:
Private equity	—	—	26.5	26.5
Total financial assets	$961.8	$145.2	$26.5	$1,133.5

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$2.5	$—	$2.5
Contingent earn-out consideration	—	—	66.6	66.6
Other-long term liabilities:
Contingent earn-out consideration	—	—	27.3	27.3
Long-term debt, net:
Convertible notes	—	44.1	—	44.1
Total financial liabilities	$—	$46.6	$93.9	$140.5

	March 31, 2022
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Bank-time deposits	$636.0	$—	$—	$636.0
Money market funds	501.9	—	—	501.9
Commercial paper	—	119.4	—	119.4
US Treasuries	52.0	—	—	52.0
Certificates of Deposit	—	10.0	—	10.0
Corporate bonds	—	2.8	—	2.8
Restricted cash and cash equivalents:
Money market funds	356.8	—	—	356.8
Bank-time deposits	0.5	—	—	0.5
Short-term investments:
Corporate bonds	—	538.5	—	538.5
Bank-time deposits	131.8	—	—	131.8
Commercial paper	—	125.4	—	125.4
US Treasuries	23.4	—	—	23.4
Certificates of Deposit	—	1.0	—	1.0
Other assets:
Private equity	—	—	16.1	16.1
Restricted cash and cash equivalents, long term:
Money market funds	103.5	—	—	103.5
Total financial assets	$1,805.9	$797.1	$16.1	$2,619.1

Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.2	$—	$0.2
Contingent earn-out consideration	—	—	66.0	66.0
Other long-term liabilities:
Contingent earn-out consideration	—	—	43.0	43.0
Total financial liabilities	$—	$0.2	$109.0	$109.2
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2023.
In connection with the Nordeus acquisition we completed on June 1, 2021, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $153.0 in cash if Nordeus achieves certain performance measures over the 12- and 24-month periods following the closing. We recorded $61.1 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. During the fiscal year ended March 31, 2023, we paid $70.1 related to these earn-out consideration arrangements.
During the fiscal year ended March 31, 2023, we recognized General and administrative expense of $26.5 within our Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $65.4 and is recorded within Accrued expenses and other current liabilities in our Consolidated Balance Sheet as of March 31, 2023. The increase resulted from a higher probability of Nordeus achieving certain performance measures in the second 12-month period.
In connection with our acquisition of Popcore we completed on November 16, 2022, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. We recorded $23.3 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts. At March 31, 2023, $25.6 is recorded within Other long-term liabilities in our Consolidated Balance Sheet.
The remaining contingent earn-out consideration liability of $1.2 recorded within Accrued expenses and other current liabilities and $1.7 recorded within Other long-term liabilities in our Consolidated Balance Sheet as of March 31, 2023, relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2023 and March 31, 2022, we held $8.0 and $20.0, respectively, of such investments in Other assets within our Consolidated Balance Sheet.
See Note 9 - Goodwill and Intangible Assets, Net for intangible related fair value measurements.
See Note 13 - Leases for lease impairment related fair value measurements.
5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2023:

	March 31, 2023
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$41.8	$—	$—	$41.8
Available-for-sale securities:
Corporate bonds	147.2	—	(2.0)	145.2
Total Short-term investments	$189.0	$—	$(2.0)	$187.0

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$131.8	$—	$—	$131.8
Available-for-sale securities:
Corporate bonds	544.3	—	(5.8)	538.5
US Treasuries	23.4	—	—	23.4
Certificates of Deposit	1.0	—	—	1.0
Commercial Paper	125.4	—	—	125.4
Total Short-term investments	$825.9	$—	$(5.8)	$820.1

    The following table summarizes the contracted maturities of our short-term investments at March 31, 2023:

	March 31, 2023
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$189.0	$187.0
Due in 1-2 years	—	—
Total Short-term investments	$189.0	$187.0

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
Foreign Currency Forward Contracts
    The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2023	2022
Forward contracts to sell foreign currencies	$224.3	$132.8
Forward contracts to purchase foreign currencies	51.2	75.8
    For the fiscal years ended March 31, 2023, 2022 and 2021, we recorded a loss of $15.1, a gain of $5.9, and a loss of $3.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2023		2022
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$47.4	$882.0	$59.2	$599.3
Software development costs, externally developed	2.2	169.7	19.3	145.2
Licenses	16.3	20.5	2.9	11.4
Software development costs and licenses	$65.9	$1,072.2	$81.4	$755.9
    Software development costs and licenses, net of current portion as of March 31, 2023 and 2022 included $1,010.2 and $738.0, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Amortization of software development costs and licenses	$179.7	$131.1	$113.9
Impairment of software development costs and licenses	79.1	70.6	39.1
Portion representing stock-based compensation	9.5	(48.4)	(8.7)
Amortization and impairment, net of stock-based compensation	$268.3	$153.3	$144.3
    During the fiscal year ended March 31, 2023, the impairment charges related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
As a result of government grants earned on qualified production spend to date, our software development costs and licenses were reduced by $108.1 and $96.9 as of March 31, 2023 and 2022, respectively. Also, we had $0.0 and $10.0 current receivable within Prepaid expenses and other, and $256.8 and $256.5 non-current receivable within Other assets on our Consolidated Balance Sheets relating to such government grants as of March 31, 2023 and 2022, respectively. In addition, within our Consolidated Statements of Operations, amortization of software development costs and licenses, which is a component of Cost of Revenue, for fiscal years ended March 31, 2023, 2022, and 2021, were reduced by $41.2, $46.8, and $43.3, respectively, and Research and development expense was reduced by $4.5 for the fiscal year ended March 31, 2023, with no such reduction in fiscal years ended in March 31, 2022, and 2021.
8.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2023	2022
Computer equipment	$266.9	$174.1
Leasehold improvements	235.1	158.0
Computer software	102.0	67.2
Buildings	62.1	66.1
Furniture and fixtures	35.2	25.3
Office equipment	16.4	15.4
Total	$717.7	$506.1
Less: accumulated depreciation	(314.9)	(264.1)
Fixed assets, net	$402.8	$242.0
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2023, 2022 and 2021 was $88.8, $59.1 and $54.8, respectively.
The following represents our fixed assets, net by location:

	March 31,
	2023	2022
United States	$234.1	$110.8
International	168.7	131.2
Fixed assets, net	$402.8	$242.0

9.   GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2021	$535.3
Acquisition of Nordeus	115.5
Additions from immaterial acquisitions	35.3
Currency translation adjustment	(11.5)
Balance at March 31, 2022	$674.6
Acquisition of Zynga (see Note 20)	5,994.4
Acquisition of Popcore (see Note 20)	72.1
Additions from immaterial acquisitions	26.5
Currency translation adjustment	(0.5)
Balance at March 31, 2023	$6,767.1
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$4,434.5	$(744.0)	$3,690.5	$122.5	$(69.5)	$53.0	7 years
Branding and Trade Names	395.2	(33.1)	362.1	11.1	(3.5)	7.6	12 years
Game Engine Technology	323.2	(73.5)	249.7	30.0	(13.7)	16.3	4 years
User Base	319.2	(274.4)	44.8	9.4	(8.9)	0.5	1 year
Developer Relationships	57.0	(12.2)	44.8	—	—	—	5 years
Advertising Technology	43.0	(12.3)	30.7	—	—	—	3 years
Customer Relationships	31.0	(5.3)	25.7	—	—	—	5 years
Intellectual Property	22.3	(18.2)	4.1	229.8	(42.3)	187.5	6 years
In Place Lease	1.9	(1.1)	0.8	2.3	(0.7)	1.6	4 years
Analytics Technology	30.1	(30.1)	—	30.7	(30.7)	—	0 years
Total intangible assets	$5,657.4	$(1,204.2)	$4,453.2	$435.8	$(169.3)	$266.5
    Amortization of intangible assets, including impairments, is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$1,171.5	$52.0	$21.2
Selling and marketing	277.1	5.3	3.6
Research and development	24.6	5.5	6.7
Depreciation and amortization	33.5	2.0	0.7
Total amortization of intangible assets	$1,506.7	$64.8	$32.2
During the fiscal year ended March 31, 2023, we recorded impairment charges of $465.3 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of (i) a reduction in the forecasted performance of certain games due macroeconomic conditions and changes in our strategies for those games and (ii) our decision not to proceed with further development of a certain interactive entertainment software product. The fair value of those intangible assets was measured using the multi-period excess earnings method, consistent with the approach used at acquisition. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate. During the fiscal years ended March 31, 2022 and 2021, there were no impairment charges for intangible assets.

    Estimated future amortization of intangible assets that will be recorded in cost of revenue and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2024	$862.1
2025	809.2
2026	788.2
2027	725.4
2028	659.3

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of:

	March 31,
	2023	2022
Software development royalties	$510.7	$615.7
Compensation and benefits	177.5	134.0
Marketing and promotions	132.7	30.6
Deferred acquisition payments	82.7	78.6
Licenses	63.0	81.1
Refund liability	52.4	51.7
Tax payable	33.0	14.1
Interest payable	29.6	—
Sales tax liability	14.0	17.2
Other	130.1	51.9
Accrued expenses and other current liabilities	$1,225.7	$1,074.9

11. DEBT
The components of Long-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$583.8
2027 Notes	3.70%	April 14, 2027	600.0	580.9
2032 Notes	4.00%	April 14, 2032	500.0	460.6
2024 Convertible Notes	0.25%	June 1, 2024	20.8	20.8
2026 Convertible Notes	—%	December 15, 2026	23.3	23.3
Total			$1,744.1	$1,669.4
Unamortized discount and issuance costs			(11.1)
Long-term debt, net			$1,733.0
The components of Short-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$978.2
Term Loan	3.60%	June 21, 2023	350.0	350.0
Total			$1,350.0	$1,328.2
Unamortized discount and issuance costs			(3.2)
Short-term debt, net			$1,346.8

The interest expense as it relates to our debt is recorded within Interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2023 and was as follows:

Fiscal Year Ended March 31,
2023
2024 Notes	$31.5
2025 Notes	20.5
2027 Notes	21.4
2032 Notes	19.2
Term Loan	11.9
2022 Credit Agreement	4.1
Total	$108.6
The following table outlines the aggregate amount of maturities of our borrowings, as of March 31, 2023:

Fiscal Year Ended March 31,	Maturities
2024	$1,350.0
2025	21.4
2026	600.0
2027	29.4
2028	600.0
Thereafter	500.0
Total	3,100.8
Fair Value Adjustments	(6.7)
Total Face Value	$3,094.1
Bridge Loan
During the fiscal year ended March 31, 2022, in connection with our acquisition of Zynga (refer to Note 20 - Acquisitions), we received a bridge loan commitment of $2,700.0. The bridge loan commitment was terminated in April 2022 in connection with our Senior Notes debt offering discussed below. During the fiscal year ended March 31, 2023, we recognized expense related to interest and fees of $6.1 related to the bridge loan commitment within Interest and other, net in our Consolidated Statements of Operations. At April 30, 2022, all deferred financing costs related to the bridge loan commitment were fully amortized.
Senior Notes
On April 14, 2022, we completed our offering and sale of 2,700.00 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, the 2025 Notes and the 2027 Notes, the “Senior Notes”).
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.5 on the 2024 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the fiscal year ended March 31, 2023, we made interest payments of $31.8 on the 2025 Notes, 2027 Notes, and 2032 Notes. The proceeds were used to finance a portion of our acquisition of Zynga.

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
Debt issuance costs of $19.1 and original issuance discount of $1.3 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net and Short-term debt, net on our Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the fiscal year ended March 31, 2023, we recognized $5.5 of amortization of debt issuance costs and $0.4 of amortization of the original issuance discount.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.00% at March 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.80% at March 31, 2023, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2023, we amortized $0.6 of these debt issuance costs.
On June 22, 2022, we drew down $200.0 at approximately 3.28% from our facility under the 2022 Credit Agreement, which constitute senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations, and recorded interest within Interest and other, net in our Consolidated Statement of Operations. This borrowing has a maturity date of May 23, 2027. On September 22, 2022, we repriced our outstanding borrowing at approximately 4.84%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). In December 2022, we fully repaid the $200.0 drawdown. As of March 31, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings. During the fiscal year ended March 31, 2023, we made interest payments of $4.1.

Information related to availability on our respective credit agreements for each period was as follows:

	March 31, 2023	March 31, 2022
Available borrowings	$499.5	$247.5
Outstanding letters of credit	2.8	2.5
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provides for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0 and matures on June 21, 2023, and will bear interest at our election at a margin of (a) 0.000% to 0.375% above an alternate base rate (defined on the basis of prime rate) or (b) 0.750% to 1.375% above SOFR, which rates are determined by reference to our credit rating. The Term Loan constitutes senior unsecured indebtedness of the Company, ranking equally with all of our other existing and future senior unsecured unsubordinated obligations.
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
We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. We repriced our outstanding borrowing at approximately 5.62% in December 2022 and 5.91% in March 2023. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). During the fiscal year ended March 31, 2023, we made interest payments of $11.6.
Convertibles Notes
In conjunction with the acquisition of Zynga on May 23, 2022 (refer to Note 20 - Acquisitions), we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Trustee, relating to Zynga’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes were outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes were outstanding.
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2023.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of March 31, 2023, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met, and, therefore, both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 20 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of March 31, 2023, we recorded $20.8 as the fair value of the remaining outstanding 2024 Convertible Notes, and $23.3 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net in our Consolidated Balance Sheet. During the fiscal year ended March 31, 2023, we recognized a loss of $37.6 within (Loss) gain on fair value adjustments, net in our Consolidated Statements of Operations, which includes the loss recognized on the converted Convertible Notes.
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
We have accounted for these Capped Calls as derivatives under ASC 815. We initially recorded $131.3 as the acquisition date fair value of these Capped Calls, and, as of June 30, 2022, the fair value of $140.1 is recorded on our Consolidated Balance Sheet. The fair value (Level 2), in each instance, was determined based on negotiated termination agreements with the counterparties, which are dependent on our stock price over a certain period of time as further defined in the respective agreements. During the fiscal year ended March 31, 2023, we recognized a gain of $8.8 within (Loss) gain on fair value adjustments, net in our Consolidated Statements of Operations.
In July 2022, we received $140.1 in cash for settlement of these Capped Calls.
12.  (LOSS) EARNINGS PER SHARE ("EPS")
    The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Fiscal Year Ended March 31,
	2023	2022	2021
Computation of Basic (loss) earnings per share:
Net (loss) income	$(1,124.7)	$418.0	$588.9
Weighted average common shares outstanding—basic	159.9	115.5	114.6
Basic (loss) earnings per share	(7.03)	3.62	5.14

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(1,124.7)	$418.0	$588.9

Weighted average common shares outstanding—basic	159.9	115.5	114.6
Add: dilutive effect of common stock equivalents	—	1.3	1.1
Weighted average common shares outstanding—diluted	159.9	116.8	115.7

Diluted (loss) earnings per share	$(7.03)	$3.58	$5.09
We incurred a net loss for the fiscal year ended March 31, 2023; therefore, the diluted weighted average shares outstanding exclude the effect of unvested common stock equivalents because their effect would be antidilutive. We had 1.6 potentially dilutive shares from share-based awards and 0.6 of shares from Convertible Notes that are excluded due to the net loss for the period.
13.   LEASES
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

Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Lease costs
Operating lease costs	$109.8	$46.3	$37.3
Short term lease costs	4.1	1.4	1.1

As part of our acquisition of Zynga (refer to Note 20 - Acquisitions), we recognized an ROU asset related to Zynga's office space lease in San Francisco, which is available for sublease and not currently used by us. Due to the continued deterioration of the sublease market, unsuccessful negotiations with a potential sub-tenant, and our decision to change our sublease marketing strategy, we recognized a $30.0 impairment loss related to the ROU asset during the fourth quarter of fiscal year 2023, which is included in General and administrative expense within our Consolidated Statement of Operations and in the Operating lease costs in the table above.
The fair value of the San Francisco Office was estimated using a risk-adjusted, discounted cash flow model with Level 3 inputs. The significant assumptions used in estimating the fair value included the projected sublease income over the remaining lease term, expected downtime prior to the commencement of future subleases, expected rent concessions offered to future tenants and discount rates that reflected the level of risk associated with these future cash flows.

	Fiscal Year Ended March 31,
	2023	2022	2021
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$55.9	$32.8	$35.5
ROU assets obtained in exchange for lease obligations	145.3	74.0	34.6

	Fiscal Year Ended March 31,
	2023	2022	2021
Weighted average information
Remaining lease term	8.93 years	10.09 years	8.61 years
Discount rate	4.33%	4.29%	4.91%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2023, are as follows:

For the years ending March 31,
2024	$67.5
2025	70.1
2026	52.8
2027	48.4
2028	45.7
Thereafter	201.3
Total future lease payments	$485.8
Less imputed interest	(78.6)
Total lease liabilities	$407.2

As of March 31, 2023, we have entered into facility leases that have not yet commenced with future lease payments of approximately $13.6. These leases are expected to commence within the next twelve months and will have lease terms ranging from five to seven years.

14.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2023 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2024	$299.9	$31.5	$165.8	$497.2
2025	196.2	55.4	89.3	340.9
2026	140.8	71.2	40.8	252.8
2027	9.3	16.1	4.0	29.4
2028	8.0	8.4	0.2	16.6
Thereafter	—	13.0	—	13.0
Total	$654.2	$195.6	$300.1	$1,149.9
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
    Purchase Obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through October 2027.
    Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2023, 2022, and 2021 were $36.1, $22.4, and $17.7, respectively.
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
15.   INCOME TAXES
    Components of (Loss) income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Domestic	$(937.0)	$357.5	$468.0
Foreign	(401.1)	107.9	209.8
(Loss) income before income taxes	$(1,338.1)	$465.4	$677.8

Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
Current:
U.S. federal	$70.2	$12.0	$18.4
U.S. state and local	3.3	(0.6)	6.0
Foreign	98.0	24.1	27.4
Total current income taxes	171.5	35.5	51.8
Deferred:
U.S. federal	(175.4)	34.8	43.6
U.S. state and local	(31.4)	2.9	1.1
Foreign	(178.1)	(25.8)	(7.6)
Total deferred income taxes	(384.9)	11.9	37.1
(Benefit from) provision for income taxes	$(213.4)	$47.4	$88.9
    A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	2.0%	1.2%	1.1%
Foreign tax rate differential(1)	(0.3)%	(1.8)%	(2.9)%
Foreign earnings(2)	(1.3)%	(2.3)%	(0.1)%
Tax credits(3)	5.7%	(6.6)%	(4.3)%
Excess tax benefits from stock-based compensation	(0.5)%	(3.1)%	(2.0)%
Earn-out adjustments	(0.4)%	2.2%	—%
Valuation allowance—domestic	(6.3)%	(0.1)%	0.1%
Valuation allowance—foreign	(0.1)%	0.4%	—%
Nondeductible compensation	(0.9)%	0.4%	0.3%
Global intangible low-taxed income	(3.1)%	0.1%	0.3%
Foreign-derived intangible income	1.8%	(0.9)%	(0.8)%
Change in reserves	(0.1)%	(0.9)%	(0.4)%
Other(4)	(1.6)%	0.6%	0.8%
Effective tax rate	15.9%	10.2%	13.1%
(1) The foreign rate differentials in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference between the foreign and U.S. income tax rates.
(2) Fiscal years ended March 31, 2023 and March 31, 2022 include effects of an increase of the deferred tax asset related to the Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020.
(3) Tax benefits were recorded for fiscal years ended March 31, 2023, 2022, and 2021 attributable to certain tax credits related to software development activities.
(4) Includes nondeductible expense of $8.2 relating to loss on the redemption of convertible debt for the fiscal year ended March 31, 2023.

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred tax assets:
Tax credit carryforward	$159.5	$71.6
Capitalized development costs, software and depreciation	157.8	—
Equity-based compensation	109.8	88.4
Accrued compensation expense	96.6	106.0
Operating lease liabilities	90.6	54.3
Tax basis step up related to TRAF	79.1	58.5
Net operating loss carryforward	50.3	10.3
Deferred revenue	—	13.0
Other	26.0	12.0
Total deferred tax assets	769.7	414.1
Less: Valuation allowance	(338.2)	(121.9)
Net deferred tax assets	$431.5	$292.2
Deferred tax liabilities:
Intangible amortization	$(841.0)	$(45.1)
Right of use assets	(64.7)	(50.0)
Deferred revenue	(15.0)	—
Capitalized software and depreciation	—	(145.1)
Total deferred tax liabilities	(920.7)	(240.2)
Net deferred tax asset (1)	$(489.2)	$52.0
(1) As of March 31, 2023, $44.8 is included in Deferred tax assets and $534.0 is included in Other long-term liabilities. As of March 31, 2022, $73.8 is included in Deferred tax assets and $21.8 is included in Other long-term liabilities.
    The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization.
    At March 31, 2023, we had domestic net operating loss carryforwards totaling $652.5 of which $53.7 will expire from 2024 to 2029, $217.5 will expire from 2030 to 2040, $179.9 will expire from 2041 to 2043, and the remainder will be carried forward indefinitely. In addition, we had foreign net operating loss carryforwards of $84.5, of which $39.4 will expire from 2026 to 2030, $7.2 will expire from 2041 to 2043 and the remainder may be carried forward indefinitely.
    At March 31, 2023, we had domestic tax credit carryforwards totaling $359.9, of which $8.4 expire in 2024 to 2028, $67.3 expire from 2032 to 2042, and the remainder may be carried forward indefinitely.
    The total amount of undistributed earnings of foreign subsidiaries was approximately $64.6 at March 31, 2023 and $392.6 at March 31, 2022. As of March 31, 2023, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2023, 2022 and 2021, we recognized an increase of interest and penalties of $8.9, $1.9 and $2.6, respectively. The gross amount of interest and penalties accrued as of March 31, 2023 and 2022 was $20.2 and $11.2, respectively.

    As of March 31, 2023, we had gross unrecognized tax benefits, including interest and penalties, of $294.8, of which $137.2 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2023, gross unrecognized tax benefits increased by $118.8.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2020 and state income tax returns for periods prior to the fiscal year ended March 31, 2019. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2021.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $61.3 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Balance, beginning of period	$164.8	$158.3	$127.5
Additions:
Current year tax positions	26.5	10.3	18.9
Prior year tax positions(1)	109.7	4.2	21.0
Reduction of prior year tax positions	(26.3)	—	(1.0)
Lapse of statute of limitations	—	(8.0)	(8.1)
Balance, end of period	$274.7	$164.8	$158.3
(1) Increase in prior year tax positions of $109.9 relates to purchase accounting for the Zynga acquisition.
    We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
16.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 29.3, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2023, there were approximately 15.5 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZMC in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors, or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$(9.5)	$48.4	$8.7
Selling and marketing	95.2	30.0	18.3
General and administrative	115.5	66.5	56.9
Research and development	116.6	38.1	26.6
Stock-based compensation expense before income taxes	317.8	183.0	110.5
Income tax provision/(benefit)	(45.8)	(35.4)	(21.7)
Stock-based compensation expense, net of income tax benefit	272.0	147.6	88.8
Capitalized stock-based compensation expense	$74.4	$82.1	$30.1
    During the fiscal year ended March 31, 2023, the forfeiture of awards resulted in the reversal of expense of $49.5 and amounts capitalized as software development costs of $11.9. During the fiscal year ended March 31, 2022, the forfeiture of awards resulted in the reversal of expense of $0.7 and amounts capitalized as software development costs of $3.2. During the fiscal year ended March 31, 2021, the forfeiture of awards resulted in the reversal of expense of $69.8 and amounts capitalized as software development costs of $10.8.
    As of March 31, 2023, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $833.2 and will be either recognized as compensation expense over a weighted-average period of approximately 2.8 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2023, 2022 and 2021, the total fair values of restricted stock units that vested were $321.8, $208.6 and $205.9, respectively.
In connection with the Zynga Acquisition (see Note 20 - Acquisitions), (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $151.7 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of March 31, 2023, the future expense for the Converted RSUs and Converted PSUs was approximately $236.7, which will be recognized over a weighted average service period of approximately 1.4 years. As of March 31, 2023, the future expense for the Converted Options was approximately $0.9, which will be recognized over a weighted average service period of approximately 0.7 years.
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
ZMC Non-Employee Awards
    In connection with the 2017 Management Agreement and the 2022 Management Agreement, we granted restricted stock units (in thousands) to ZMC (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2023	2022
Time-based	192	51
Market-based(1)	510	93
Performance-based(1)
IP	18	16
Recurrent Consumer Spending ("RCS")	153	16
Total Performance-based	171	32
Total Restricted Stock Units	873	176
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement will vest on April 13, 2024, and those granted in fiscal year 2022 vested on April 13, 2023. Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement will vest on June 1, 2023, June 1, 2024, and June 1, 2025.
Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 that were eligible to vest vested on April 13, 2023. Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute either the NASDAQ Composite Index under the 2017 Management Agreement or the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a two-year period or three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024, and those granted in fiscal year 2022 vested on April 13, 2023. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2024 and June 1, 2025. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" measured over a two-year period or "RCS" measured over a two- or three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC as of March 31, 2023 and 2022 were 1.1 and 0.4, respectively. During the fiscal year ended March 31, 2023, 0.2 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2023, 2022 and 2021 was $118.17, $180.97 and $171.58 per share, respectively.
    For the fiscal years ended March 31, 2023, 2022 and 2021, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZMC was $128.90, $182.66 and $120.00 per share, respectively.

    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2022	1.8	$155.36
Granted	2.1	119.17
Converted	4.0	116.12
Vested	(2.2)	126.71
Forfeited	(0.6)	121.59
Non-vested restricted stock units at March 31, 2023	5.1	$126.34
Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2023		2022		2021
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	2.6 - 2.8%	2.4 - 2.8%	0.1%	0.2%	0.2%	0.2%
Expected stock price volatility	35.9 - 37.6%	34.2 - 37.6%	37.3%	36.3%	40.7%	40.8%
Expected service period (years)	1.8 - 2.8	1.8 - 2.8	1.5	1.0	1.5	1.0
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2023, 2022, and 2021 was $179.93, $292.76, and $279.09 per share, respectively. For the fiscal years ended March 31, 2023, 2022, and 2021, the estimated value of the market-based restricted stock awards granted to ZMC was $175.12, $293.32, and $200.34 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2022	0.3	$242.90
Granted	0.5	177.51
Converted	0.1	116.12
Vested	(0.2)	209.82
Forfeited	—	208.56
Non-vested restricted stock units at March 31, 2023	0.7	$183.72
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2023, 2022, and 2021 was $125.03, $176.05, and $176.42, respectively. For the fiscal years ended March 31, 2023, 2022, and 2021, the estimated value of the performance-based restricted stock awards granted to ZMC was $125.90, $182.66, and $120.00 per share, respectively.
The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2022	3.6	$112.81
Granted	1.0	125.13
Converted	0.2	86.09
Vested	(0.2)	117.36
Forfeited	(0.7)	119.63
Non-vested restricted stock units at March 31, 2023	3.9	$113.28
Fair Value of Stock Options
All Converted Options generally vest over four to five years, with 25% to 20% vesting after one year and the remainder vesting monthly thereafter over 26 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.
The following table shows stock option activity for the fiscal year ended March 31, 2023:

	Shares (in millions)	Weighted Average Fair Value on Grant Date	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted Average Contractual Term (In Years)
Balance as of March 31, 2022	—	$—	$—	—
Granted	—	—
Converted	1.6	71.66
Vested	(0.9)	50.50
Forfeited	—	70.41
Balance as of March 31, 2023	0.7	$49.54	$46.5	4.53
As of March 31, 2023
Exercisable options	0.7	$49.65	$45.5	4.47
Vested and expected to vest	—	$43.51	$1.0	7.42
The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options:

Fiscal Year Ended March 31,
2023
Risk-free interest rate	0.6-2.8%
Expected stock price volatility	36.0-46.5%
Expected service period (years)	0.1-5.1
Dividends	None
The aggregate intrinsic value of stock options exercised during the fiscal year ended March 31, 2023 was $66.3. For the fiscal year ended March 31, 2023, the amount of cash received from exercise of stock options was $43.5. The total fair value of options that vested during the fiscal year ended March 31, 2023 was $43.5.
During the fiscal year ended March 31, 2023, total unrecognized stock-based compensation expense of $0.9 related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 0.73 years.
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9.0, and as of March 31, 2023, there were approximately 8.3 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
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

	Fiscal Year Ended March 31,
	2023	2022
Risk-free interest rate	1.4 - 4.6%	—%
Expected stock price volatility	27.7%	27.7% - 33.2%
Expected service period (years)	0.5	0.5
Dividends	None	None
    For the fiscal year ended March 31, 2023, our employees purchased 0.2 shares for $22.1 with a weighted-average fair value of $101.15. For the fiscal year ended March 31, 2022, our employees purchased 0.1 shares for $19.7 with a weighted-average fair value of $137.84.
17.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2023	2022	2021
Interest income	$33.8	$17.6	$18.7
Interest expense	(129.6)	(18.6)	(6.2)
Foreign currency exchange gain (loss)	(31.8)	(7.3)	0.7
Other	(14.3)	(5.9)	(4.4)
Interest and other, net	$(141.9)	$(14.2)	$8.8
18.   ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
    The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on cross-currency swap	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2021	$(9.2)	$—	$—	$0.6	$(8.6)
Other comprehensive (loss) income before reclassifications	(43.6)	—	—	(5.1)	(48.7)
Balance at March 31, 2022	$(52.8)	$—	$—	$(4.5)	$(57.3)
Other comprehensive (loss) income before reclassifications	(58.9)	—	—	2.9	(56.0)
Balance at March 31, 2023	$(111.7)	$—	$—	$(1.6)	$(113.3)

19.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2023
Valuation allowance for deferred income taxes	$121.9	218.5	(2.2)	—	$338.2
Allowance for doubtful accounts	0.4	—	—	0.9	1.3
Fiscal Year Ended March 31, 2022
Valuation allowance for deferred income taxes	$95.7	27.9	(1.7)	—	$121.9
Allowance for doubtful accounts	0.4	—	—	—	0.4
Fiscal Year Ended March 31, 2021
Valuation allowance for deferred income taxes	$86.9	11.5	(2.7)	—	$95.7
Allowance for doubtful accounts	0.4	—	—	—	0.4
20.   ACQUISITIONS
Zynga Acquisition
On May 23, 2022, we completed our acquisition of 100% of the issued and outstanding shares of Zynga, a leading developer of mobile games (the "Zynga Acquisition"). Under the terms and conditions of the merger agreement, each Zynga stockholder received $3.50 in cash and 0.0406 shares of our common stock and cash in lieu of fractional shares for each share of Zynga common stock outstanding at closing. Our consideration consisted of an aggregate of $3,992.4 in cash, 46.3 shares of our common stock, and $151.7 of replacement equity awards attributable to the pre-acquisition service period (see below). In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our Senior Notes (refer to Note 11 - Debt). The cash portion of the merger consideration was funded from our cash on hand, including the proceeds from our senior notes offering. Transaction costs of $139.5, $14.2, and $8.1 for the fiscal year ended March 31, 2023 have been recorded within General and administrative expense, Research and development, and Selling and marketing, respectively, in our Consolidated Statements of Operations.
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

	Fair Value	Weighted average useful life
Cash acquired	$864.9	N/A
Accounts receivable	271.2	N/A
Prepaid expenses and other	194.4	N/A
Fixed assets	54.3	N/A
Right-of-use assets	92.7	N/A
Other tangible assets	67.1	N/A
Accounts payable	(78.5)	N/A
Accrued expenses and other current liabilities	(352.8)	N/A
Deferred revenue	(333.1)	N/A
Long-term debt	(1,653.1)	N/A
Deferred tax liabilities, net	(922.9)	N/A
Lease liabilities	(15.7)	N/A
Non-current lease liabilities	(131.6)	N/A
Other liabilities assumed	(61.5)	N/A
Intangible assets
Developed game technology	4,440.0	7
Branding and trade names	384.0	12
Game engine technology	261.0	4
User base	316.0	1
Developer relationships	57.0	4
Advertising technology	43.0	3
Customer relationships	31.0	5
Goodwill	5,994.4	N/A
Total	$9,521.8

Convertible Notes and Related Capped Calls
Refer to Note 11 - Debt for a discussion of the Convertible Notes and related Capped Calls that were previously issued by Zynga.
Identifiable Intangible Assets Acquired and Goodwill
The preliminary fair value estimates of Developed game technology, certain Game engine technology, and Advertising technology were estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the Developed game technology, Advertising technology, and Game engine technology intangible assets, respectively, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. Key assumptions and estimates used in deriving the projected cash flows are forecasted revenue, EBITDA margin growth, long-term decay rate, and discount rate. The amortization for these intangible assets has been recorded to Cost of revenue in our Consolidated Statements of Operations.
The preliminary fair value estimate of Branding and trade names was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned. Key assumptions and estimates used are forecasted revenue, royalty rates, and discount rate. The amortization for the Branding and trade names intangible asset has been recorded to Depreciation and amortization in our Consolidated Statements of Operations.
The preliminary fair value estimate of User base and certain Game engine technology was estimated using the replacement cost method. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the User Base as an indicator of fair value. The key assumption and estimate used is the hypothetical replacement or reproduction cost. The amortization for the User base intangible asset has been recorded to Selling and marketing in our Consolidated Statements of Operations.
The preliminary fair value estimate of Developer relationships and Customer relationships were estimated using the with and without method, which is a form of the income approach. The with and without method considers the hypothetical impact to the projected cash flows of the business if the asset were not in place. Key assumptions and estimates used are forecasted revenue and expenses as well as discount rate. The amortization for the Developer relationships and Customer relationships intangible assets have been recorded to Research and development and Selling and marketing, respectively, in our Consolidated Statements of Operations.
The $5,994.4 of goodwill recognized, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
Zynga Revenue and Earnings
The amounts of revenue and earnings of Zynga included in our Consolidated Statement of Operations from the acquisition date are as follows:

Fiscal Year Ended March 31, 2023
Net revenue	$2,159.2
Net loss	1,139.7
Pro-forma Financial Information
The following table summarizes the pro-forma consolidated results of operations (unaudited) for the fiscal year ended March 31, 2023 and 2022, as though the acquisition had occurred on April 1, 2021, the beginning of fiscal year 2022, and Zynga had been included in our consolidated results for the entire periods subsequent to that date.

	Fiscal Year Ended March 31,
	2023	2022
Pro-forma Net revenue	$5,728.1	$6,313.1
Pro-forma Net loss	766.7	621.5
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
The acquisition-date fair value of the consideration totaled $198.0, which consisted of the following:

Fair value of purchase consideration
Cash	$116.9
Common stock (0.6 shares)	57.8
Contingent earn-out	23.3
Total	$198.0
The fair value of the contingent earn-out consideration arrangement at the acquisition date was $23.3. We estimated the fair value of the contingent earn-out consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. (Refer to Note 4 - Fair Value Measurements.)
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

	Fair Value	Weighted average useful life
Cash acquired	$32.5	N/A
Other tangible assets	23.6	N/A
Other liabilities assumed	(74.3)	N/A
Intangible assets
Developed game technology	113.0	5
Game engine technology	27.7	4
Branding and trade names	3.4	7
Goodwill	72.1	N/A
Total	$198.0

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
The amounts of revenue and earnings of Popcore included in our Consolidated Statement of Operations from the acquisition date are as follows:

Fiscal Year Ended March 31, 2023
Net revenue	$73.3
Net loss	8.3
Supplemental pro-forma financial information has not been provided as the historical results of Popcore were not material to us.
Transaction costs of $2.9 for the fiscal year ended March 31, 2023 have been recorded within General and administrative expense in our Consolidated Statements of Operations.

21. SUBSEQUENT EVENTS
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.00 principal amount of 4.950% Senior Notes due 2028 (the "2028 Notes"). The 2026 Notes mature on March 28, 2026 and bear interest at an annual rate of 5.000%. The 2028 Notes mature on March 28, 2028 and bear interest at an annual rate of 4.950%. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. The 2026 Notes and 2028 Notes were issued under an indenture between the Company and The Bank of New York Mellon, as trustee. The proceeds were used to fully repay the $350.0 Term Loan on April 27, 2023. The remaining proceeds will be used to partially pay down other outstanding debt.
On May 18, 2023, we announced that we have commenced a tender offer to purchase for cash up to $500.0 aggregate principal amount of our 2024 Notes. The tender offer is being conducted on the terms and conditions set forth in the offer to purchase dated May 18, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 25, 2023
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 25, 2023
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 25, 2023
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 25, 2023
/s/ WILLIAM "BING" GORDON
William "Bing" Gordon	Director	May 25, 2023
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 25, 2023
/s/ J MOSES
J Moses	Director	May 25, 2023
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 25, 2023
/s/ ELLEN SIMINOFF
Ellen Siminoff	Director	May 25, 2023
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 25, 2023
/s/ SUSAN TOLSON
Susan Tolson	Director	May 25, 2023
/s/ PAUL VIERA
Paul Viera	Director	May 25, 2023