Form 10-Q
period 2023-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2023-08-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 169,830,769 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$775.8	$827.4
Short-term investments	109.2	187.0
Restricted cash and cash equivalents	381.3	307.6
Accounts receivable, net of allowances of $1.2 and $1.3 at June 30, 2023 and March 31, 2023, respectively	622.2	763.2
Software development costs and licenses	34.4	65.9
Contract assets	79.9	79.9
Prepaid expenses and other	252.2	277.1
Total current assets	2,255.0	2,508.1
Fixed assets, net	405.9	402.8
Right-of-use assets	291.7	282.7
Software development costs and licenses, net of current portion	1,189.0	1,072.2
Goodwill	6,769.3	6,767.1
Other intangibles, net	4,206.7	4,453.2
Deferred tax assets	38.1	44.8
Long-term restricted cash and cash equivalents	103.6	99.6
Other assets	266.0	231.6
Total assets	$15,525.3	$15,862.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127.5	$140.1
Accrued expenses and other current liabilities	1,186.3	1,225.7
Deferred revenue	991.5	1,078.8
Lease liabilities	60.6	60.2
Short-term debt, net	372.1	1,346.8
Total current liabilities	2,738.0	3,851.6
Long-term debt, net	2,704.7	1,733.0
Non-current deferred revenue	35.5	35.5
Non-current lease liabilities	354.7	347.0
Non-current software development royalties	98.8	110.2
Deferred tax liabilities, net	422.0	534.0
Other long-term liabilities	231.4	208.3
Total liabilities	$6,585.1	$6,819.6
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 193.5 and 192.6 shares issued and 169.8 and 168.9 outstanding at June 30, 2023 and March 31, 2023, respectively	1.9	1.9
Additional paid-in capital	9,087.0	9,010.2
Treasury stock, at cost; 23.7 and 23.7 common shares at June 30, 2023 and March 31, 2023, respectively	(1,020.6)	(1,020.6)
Retained earnings	958.3	1,164.3
Accumulated other comprehensive loss	(86.4)	(113.3)
Total stockholders' equity	$8,940.2	$9,042.5
Total liabilities and stockholders' equity	$15,525.3	$15,862.1
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,
	2023	2022
Net revenue:
Game	$1,096.1	$1,019.2
Advertising	188.6	83.2
Total net revenue	1,284.7	1,102.4
Cost of revenue	605.5	435.7
Gross profit	679.2	666.7
Selling and marketing	400.9	272.1
Research and development	244.0	172.6
General and administrative	198.2	237.1
Depreciation and amortization	40.4	22.3
Total operating expenses	883.5	704.1
Loss from operations	(204.3)	(37.4)
Interest and other, net	(25.4)	(29.3)
Gain (loss) on fair value adjustments, net	0.8	(39.6)
Loss before income taxes	(228.9)	(106.3)
Benefit from income taxes	22.9	2.3
Net loss	$(206.0)	$(104.0)
Loss per share:
Basic and diluted loss per share	$(1.22)	$(0.76)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2023	2022
Net loss	$(206.0)	$(104.0)
Other comprehensive income (loss):
Foreign currency translation adjustment	26.0	(62.8)
Change in fair value of available for sale securities	0.9	(0.4)
Other comprehensive income (loss)	26.9	(63.2)
Comprehensive loss	$(179.1)	$(167.2)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(206.0)	$(104.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	69.0	47.5
Stock-based compensation	78.7	43.9
Noncash lease expense	15.0	11.4
Amortization of intellectual property	249.6	117.6
Depreciation	31.5	17.5
Interest expense	36.8	29.3
(Gain)/loss on debt extinguishment	(7.0)	—
Fair value adjustments	(0.8)	39.6
Other, net	15.7	(25.0)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	141.3	214.9
Software development costs and licenses	(125.2)	(83.6)
Prepaid expenses and other current and other non-current assets	(14.4)	(67.6)
Deferred revenue	(87.4)	(159.5)
Accounts payable, accrued expenses and other liabilities	(191.8)	18.8
Net cash provided by operating activities	5.0	100.8
Investing activities:
Change in bank time deposits	0.8	125.6
Sale and maturities of available-for-sale securities	78.0	242.8
Purchases of fixed assets	(31.5)	(42.5)
Purchases of long-term investments	(5.0)	(5.1)
Business acquisitions	(1.6)	(3,128.1)
Other	(2.6)	—
Net cash provided by (used in) investing activities	38.1	(2,807.3)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(41.3)	(53.9)
Issuance of common stock	18.8	11.4
Payment for settlement of convertible notes	—	(1,166.8)
Proceeds from issuance of debt	999.3	3,248.9
Cost of debt	(7.5)	(22.6)
Repayment of debt	(989.6)	—
Payment of contingent earn-out consideration	(0.5)	—
Net cash (used in) provided by financing activities	(20.8)	2,017.0
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.8	(14.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	26.1	(704.2)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,234.6	2,195.3
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,260.7	$1,491.1
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	$1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(206.0)	—	(206.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	26.0	26.0
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	99.4	—	—	—	—	99.4
Issuance of restricted stock, net of forfeitures and cancellations	1.0	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.3)	—	(41.3)	—	—	—	—	(41.3)
Employee share purchase plan settlement	0.2	—	18.5	—	—	—	—	18.5
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Balance, June 30, 2023	193.5	$1.9	$9,087.0	(23.7)	$(1,020.6)	$958.3	$(86.4)	$8,940.2

	Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	$1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(104.0)	—	(104.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(62.8)	(62.8)
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	—	61.3	—	—	—	—	61.3
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.4)	—	(53.9)	—	—	—	—	(53.9)
Employee share purchase plan settlement	0.1	—	11.4	—	—	—	—	11.4
Issuance of shares related to Zynga Acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Stock-based compensation assumed in Zynga Acquisition	—	—	143.6	—	—	—	—	143.6
Issuance of shares for conversion of Convertible Notes	3.7	—	479.7	—	—	—	—	479.7
Balance, June 30, 2022	189.9	$1.9	$8,616.5	(23.7)	$(1,020.6)	$2,185.0	$(120.5)	$9,662.3

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop and publish products principally through Rockstar Games, 2K, Private Division, and Zynga. Our products are designed for console gaming systems, PC, and mobile, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
Acquisition of Zynga
On May 23, 2022, we completed our acquisition of 100% of the issued and outstanding shares of Zynga Inc. ("Zynga"), a leading developer of mobile games (the "Zynga Acquisition"). Refer to Note 13 - Acquisitions for additional information.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and, in our opinion, reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. Interim results may not be indicative of the results that may be expected for the full fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, is based on full year assumptions when appropriate. Actual results could differ materially from those estimates, which may affect economic conditions in a number of different ways and result in uncertainty and risk.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentation.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued or effective as of June 30, 2023, that had, or are expected to have, a material impact on our Condensed Consolidated Financial Statements.

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

Net revenue by timing of recognition was as follows:

	Three Months Ended June 30,
	2023	2022
Net revenue recognized:
Over time	$1,079.8	$807.5
Point in time	204.9	294.9
Total net revenue	$1,284.7	$1,102.4
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended June 30,
	2023	2022
Net revenue recognized:
Recurrent consumer spending	$1,068.4	$825.6
Full game and other	216.3	276.8
Total net revenue	$1,284.7	$1,102.4
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2023	2022
Net revenue recognized:
United States	$803.9	$682.9
International	480.8	419.5
Total net revenue	$1,284.7	$1,102.4
Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2023	2022
Net revenue recognized:
Mobile	$680.0	$369.6
Console	504.3	607.2
PC and other	100.4	125.6
Total net revenue	$1,284.7	$1,102.4

Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2023	2022
Net revenue recognized:
Digital online	$1,240.0	$1,037.8
Physical retail and other	44.7	64.6
Total net revenue	$1,284.7	$1,102.4
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of June 30, 2023 and March 31, 2023 were $1,027.0 and $1,114.3, respectively. For the three months ended June 30, 2023, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2023 and 2022, $523.9 and $439.7, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of June 30, 2023, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,232.2, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,158.7 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2023 and March 31, 2023, our contract asset balances were $79.9 and $79.9, respectively.
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
In May 2022, we entered into a new management agreement (the "2022 Management Agreement") with ZelnickMedia that replaced the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective on May 23, 2022, when our acquisition of Zynga closed (refer to Note 13 - Acquisitions). On May 21, 2022, ZelnickMedia assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have and expect to grant time-based and performance-based restricted units to ZMC.
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.8 and $2.7 during the three months ended June 30, 2023 and 2022, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $11.2 and $8.5 during the three months ended June 30, 2023 and 2022, respectively.

In connection with the 2022 Management Agreement and 2017 Management Agreement, we have granted restricted stock units (in thousands) to ZMC as follows:

	Three Months Ended June 30,
	2023	2022
Time-based	97	192
Market-based(1)	295	510
Performance-based(1)
IP	—	18
RCS	98	153
Total Performance-based	98	171
Total Restricted Stock Units	490	873
(1) Represents the maximum of shares eligible to vest
Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2024 will vest on June 1, 2024, June 1, 2025, and June 1, 2026, and those granted in fiscal year 2023, partially vested on June 1, 2023 and will also vest June 1, 2024, and June 1, 2025. Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement will vest on April 13, 2024.
Market-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2024 and June 1, 2025. Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute either the NASDAQ Composite Index under the 2017 Management Agreement or the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a two-year period or three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2024 and June 1, 2025. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" measured over a two-year period or "RCS" measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.3 and 1.1 as of June 30, 2023 and March 31, 2023, respectively. During the three months ended June 30, 2023, 0.2 restricted stock units previously granted to ZMC vested, and 0.0 restricted stock units were forfeited by ZMC.
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

	June 30, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$278.1	$—	$—	$278.1
Bank-time deposits	27.8	—	—	27.8
Short-term investments:
Corporate bonds	—	68.3	—	68.3
Bank-time deposits	40.9	—	—	40.9
Restricted cash and cash equivalents:
Money market funds	380.8	—	—	380.8
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	103.6	—	—	103.6
Other assets:
Private equity	—	—	28.6	28.6
Total financial assets	$831.7	$68.3	$28.6	$928.6

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Contingent earn-out consideration	—	—	86.6	86.6
Other-long term liabilities:
Contingent earn-out consideration	—	—	21.5	21.5
Short-term debt, net:
Convertible notes	—	22.1	—	22.1
Long-term debt, net:
Convertible notes	—	23.5	—	23.5
Total financial liabilities	$—	$45.7	$108.1	$153.8

	March 31, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$368.0	$—	$—	$368.0
Bank-time deposits	145.8	—	—	145.8
Short-term investments:
Corporate bonds	—	145.2	—	145.2
Bank-time deposits	41.8	—	—	41.8
Restricted cash and cash equivalents:
Money market funds	306.1	—	—	306.1
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	99.6	—	—	99.6
Other assets:
Private equity	—	—	26.5	26.5
Total financial assets	$961.8	$145.2	$26.5	$1,133.5

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$2.5	$—	$2.5
Contingent earn-out consideration	—	—	66.6	66.6
Other long-term liabilities:
Contingent earn-out consideration	—	—	27.3	27.3
Long-term debt, net:
Convertible notes	—	44.1	—	44.1
Total financial liabilities	$—	$46.6	$93.9	$140.5
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2023.
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
During the three months ended June 30, 2023, we recognized General and administrative expense of $4.5 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $69.5 and is recorded within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2023. The increase resulted from Nordeus achieving certain performance measures in the second 12-month period.
In connection with our acquisition of Popcore GmbH ("Popcore") we completed on November 16, 2022, our consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. We recorded $23.3 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.

During the three months ended June 30, 2023, we recognized General and administrative expense of $9.6 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Popcore acquisition, which increased the fair value of the contingent consideration liability related to the earn-out period to $35.2, with $15.4 and $19.8 being recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheet as of June 30, 2023. The increase resulted from a higher probability of Popcore achieving certain performance measures in all three 12-month periods.
The remaining contingent earn-out consideration liability of $1.7 and $1.7 recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheet as of June 30, 2023 relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2023, and March 31, 2023, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2023
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$40.9	$—	$—	$40.9
Available-for-sale securities:
Corporate bonds	69.0	—	(0.7)	68.3
Total Short-term investments	$109.9	$—	$(0.7)	$109.2

	March 31, 2023
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$41.8	$—	$—	$41.8
Available-for-sale securities:
Corporate bonds	147.2	—	(2.0)	145.2
Total Short-term investments	$189.0	$—	$(2.0)	$187.0
The following table summarizes the contracted maturities of our short-term investments at June 30, 2023:

	June 30, 2023
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$109.9	$109.2
Total Short-term investments	$109.9	$109.2

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2023	March 31, 2023
Forward contracts to sell foreign currencies	$257.3	$224.3
Forward contracts to purchase foreign currencies	107.0	51.2
For the three months ended June 30, 2023 and 2022, we recorded a gain of $3.8 and a gain of $1.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2023		March 31, 2023
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$25.9	$988.0	$47.4	$882.0
Software development costs, externally developed	—	190.0	2.2	169.7
Licenses	8.5	11.0	16.3	20.5
Software development costs and licenses	$34.4	$1,189.0	$65.9	$1,072.2
During the three months ended June 30, 2023 and 2022, we recorded $18.2 and $19.9, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended June 30, 2023 related to recognizing unamortized capitalized costs for the development of titles, which were anticipated to exceed the net realizable value of the asset at the time they were impaired. The impairment charges recorded during the three months ended June 30, 2022 related to a decision not to proceed with further development of certain interactive entertainment software products.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	March 31, 2023
Software development royalties	$539.6	$510.7
Compensation and benefits	151.6	177.5
Marketing and promotions	123.8	132.7
Deferred acquisition payments	97.3	82.7
Licenses	63.4	63.0
Tax payable	46.4	33.0
Refund liability	41.2	52.4
Other	123.0	173.7
Accrued expenses and other current liabilities	$1,186.3	$1,225.7

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$578.5
2026 Notes	5.00%	March 28, 2026	500.0	495.1
2027 Notes	3.70%	April 14, 2027	600.0	567.0
2028 Notes	4.95%	March 28, 2028	500.0	493.5
2032 Notes	4.00%	April 14, 2032	500.0	457.5
2026 Convertible Notes	0.00%	December 15, 2026	23.5	23.5
Total			$2,723.5	$2,615.1
Unamortized discount and issuance costs			(18.8)
Long-term debt, net			$2,704.7

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$583.8
2027 Notes	3.70%	April 14, 2027	600.0	580.9
2032 Notes	4.00%	April 14, 2032	500.0	460.6
2024 Convertible Notes	0.25%	June 1, 2024	20.8	20.8
2026 Convertible Notes	0.00%	December 15, 2026	23.3	23.3
Total			$1,744.1	$1,669.4
Unamortized discount and issuance costs			(11.1)
Long-term debt, net			$1,733.0
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$350.0	$343.2
2024 Convertible Notes	0.25%	June 1, 2024	22.1	22.1
Total			$372.1	$365.3
Unamortized discount and issuance costs			—
Short-term debt, net			$372.1

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$978.2
Term Loan	3.60%	June 21, 2023	350.0	350.0
Total			$1,350.0	$1,328.2
Unamortized discount and issuance costs			(3.2)
Short-term debt, net			$1,346.8

The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023, and 2022, respectively, and was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2023	2022
2024 Notes	$6.5	$6.7
2025 Notes	5.3	4.5
2026 Notes	5.3	—
2027 Notes	5.6	4.6
2028 Notes	5.3	—
2032 Notes	5.0	4.2
Term Loan	1.5	0.3
2022 Credit Agreement	—	0.2
Total	$34.5	$20.5
The following table outlines the aggregate amount of maturities of our borrowings, as of June 30, 2023:

Three Months Ended June 30, 2023	Maturities
2024 (remaining)	$350.0
2025	21.4
2026	1,100.0
2027	29.4
2028	1,100.0
Thereafter	500.0
Total	3,100.8
Fair value adjustments	(5.2)
Total face value	$3,095.6
Senior Notes
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 ("the 2028 Notes").
On April 14, 2022, we completed our offering and sale of 2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and together with the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes, the "Senior Notes").
The Senior Notes were issued under an indenture, dated as of April 14, 2022 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”) and (i) a first supplemental indenture, with respect to the 2024 Notes, (ii) a second supplemental indenture, with respect to the 2025 Notes, (iii) a third supplemental indenture, with respect to the 2027 Notes, (iv) a fourth supplemental indenture, with respect to the 2032 Notes, (v) a fifth supplemental indenture, with respect to the 2026 Notes, and (vi) a sixth supplemental indenture, with respect to the 2028 Notes (collectively, the “Supplemental Indentures” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee.
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the three months ended June 30, 2023, we made interest payments of $35.7. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt.

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
Debt issuance costs of $26.6 and original issuance discount of $1.9 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the three months ended June 30, 2023, and 2022, we recognized $1.8 and $1.2, respectively, of amortization of debt issuance costs and $0.2 and $0.1, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023, we recognized a debt extinguishment gain of approximately $7.0, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds received from the 2026 Notes and 2028 Notes.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.25% at June 30, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.14% at June 30, 2023, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023, and 2022, we amortized $0.2 and $0.1, respectively, of these debt issuance costs.
As of June 30, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.

Information related to availability on our 2022 Credit Agreement for each period was as follows:

	June 30, 2023	March 31, 2023
Available borrowings	$499.5	$499.5
Outstanding letters of credit	2.8	2.8
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provided for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0, maturing on June 21, 2023. We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). A portion of the proceeds from the April 14, 2023 issuance of the 2026 Notes and 2028 Notes were used to fully repay the Term Loan on April 27, 2023.
Convertible Notes
In conjunction with the acquisition of Zynga on May 23, 2022 (refer to Note 13 - Acquisitions), we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Convertible Notes Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Convertible Notes Trustee, relating to Zynga’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes was outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes was outstanding.
Following the acquisition and according to the Supplemental Indentures, we assumed all of Zynga’s rights and obligations under the Indentures, and the Company guaranteed the payment and other obligations of Zynga under the Convertible Notes. As a result of our acquisition of Zynga, the right to convert each one thousand dollar principal amount of such Convertible Notes into shares of Zynga common stock was changed into a right to convert such principal amount of such Convertible Notes into the number of units of Reference Property equal to the conversion rate in effect immediately prior to the closing, in each case pursuant to the terms and procedures set forth in the applicable Indenture. A unit of Reference Property is defined in each Indenture as 0.0406 shares of Take-Two common stock and $3.50 in cash, without interest, plus cash in lieu of any fractional shares of Take-Two common stock.
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
The acquisition of Zynga constituted a Fundamental Change, a Make-Whole Fundamental Change, and a Share Exchange Event (each as defined in the Indentures) under the Indentures. The effective date of the Fundamental Change, Make-Whole Fundamental Change and Share Exchange Event in respect of the Convertible Notes was May 23, 2022, and the related tender and conversion periods expired on June 22, 2022. As a result, each holder of Convertible Notes had the right to tender its Convertible Notes to the Company for cash or surrender its Convertible Notes for conversion into the Reference Property at the applicable conversion rate, in each case pursuant to the terms and procedures set forth in the applicable Indenture.
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at June 30, 2023.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of June 30, 2023, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met, and, therefore, both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 13 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of June 30, 2023, we recorded $22.1 as the fair value of the remaining outstanding 2024 Convertible Notes, within Short-term debt, net, and $23.5 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023 and 2022, we recognized a loss of $1.5 and a loss of $47.8, respectively, within Gain (loss) on fair value adjustments, net in our Condensed Consolidated Statements of Operations.

10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2023	2022
Computation of Basic and diluted loss per share:
Net loss	$(206.0)	$(104.0)
Weighted average shares outstanding—basic	169.4	136.5
Basic and diluted loss per share	$(1.22)	$(0.76)
We incurred a net loss for the three months ended June 30, 2023 and 2022; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2023, we had 1.8 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period.

During the three months ended June 30, 2023, 1.0 restricted stock awards vested, we granted 2.1 unvested restricted stock awards, and 0.2 unvested restricted stock awards were forfeited.
11. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we did not have any significant changes to our commitments since March 31, 2023.
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
12. INCOME TAXES
The benefit from income taxes for the three months ended June 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $22.9 for the three months ended June 30, 2023, as compared to the benefit from income taxes of $2.3 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 10.0% for the three months ended June 30, 2023 was due primarily to tax expense of $25.4 related to an increase in the U.S. valuation allowance, tax expense of $2.4 related to geographic mix of earnings, tax expense of $5.0 from employee stock-based compensation offset by benefits of $20.4 from tax credits.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We estimate no tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
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
13. ACQUISITIONS
Zynga Acquisition
On May 23, 2022, we completed the Zynga Acquisition. Under the terms and conditions of the merger agreement, each Zynga stockholder received $3.50 in cash and 0.0406 shares of our common stock and cash in lieu of fractional shares for each share of Zynga common stock outstanding at closing. Our consideration consisted of an aggregate of $3,992.4 in cash, 46.3 shares of our common stock, and $151.7 of replacement equity awards attributable to the pre-acquisition service period. In connection with the transaction, on April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our Senior Notes (refer to Note 9 - Debt). The cash portion of the merger consideration was funded from our cash on hand, including the proceeds from our senior notes offering.
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
We used the acquisition method of accounting and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess recorded to goodwill. The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Zynga:

	Fair Value	Weighted average useful life
Cash acquired	$864.9	N/A
Accounts receivable	271.2	N/A
Prepaid expenses and other	194.4	N/A
Fixed assets	54.3	N/A
Right-of-use assets	92.7	N/A
Other tangible assets	67.1	N/A
Accounts payable	(78.5)	N/A
Accrued expenses and other current liabilities	(352.8)	N/A
Deferred revenue	(333.1)	N/A
Lease liabilities	(15.7)	N/A
Long-term debt	(1,653.1)	N/A
Non-current lease liabilities	(131.6)	N/A
Deferred tax liabilities, net	(922.9)	N/A
Other liabilities assumed	(61.5)	N/A
Intangible Assets
Developed game technology	4,440.0	7
Branding and trade names	384.0	12
Game engine technology	261.0	4
User base	316.0	1
Developer relationships	57.0	4
Advertising technology	43.0	3
Customer relationships	31.0	5
Goodwill	5,994.4	N/A
Total	$9,521.8

Popcore Acquisition
On November 16, 2022, we completed the acquisition of 100% of Popcore, a privately-held Germany-based free-to-play mobile game developer, for initial consideration of $116.9 in cash, 0.6 shares of our common stock, and a contingent earn-out consideration arrangement that requires us to pay up to an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. The cash portion was funded from our cash on hand.
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

	Fair Value	Weighted average useful life
Cash acquired	$37.1	N/A
Other tangible assets	22.4	N/A
Other liabilities assumed	(81.2)	N/A
Intangible Assets
Developed game technology	113.0	5
Game engine technology	27.7	7
Branding and trade names	3.4	4
Goodwill	75.6	N/A
Total	$198.0

Goodwill, which is not deductible for U.S. income tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to our combination with Zynga Inc. (the "Zynga Acquisition"), such as the ability of the company to retain key personnel subsequent to the Zynga Acquisition; the risks of conducting business internationally; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; the timely release and significant market acceptance of our games; the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. All figures are in millions, except per share amounts or as otherwise noted.
Overview
Debt Transactions
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 (the "2028 Notes").
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes, the "Senior Notes").
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023, we recognized a debt extinguishment gain of approximately $7.0, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds from the issuance of the 2026 Notes and 2028 Notes.

On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (refer to Note 9 - Debt). A portion of the proceeds from the 2026 Notes and 2028 Notes were used to fully repay the Term Loan on April 27, 2023.
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
Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally-developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 400 units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 180 units worldwide and includes access to Grand Theft Auto Online. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 50 units worldwide to date. Rockstar Games confirmed that active development for the next entry in the Grand Theft Auto franchise is well underway with more details to be shared over time. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
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
    Private Division.    Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher, developer, and owner of Kerbal Space Program and OlliOlli World. Private Division actively establishes relationships with new studios, and has announced upcoming projects with Bloober Team, Evening Star, Game Freak, Moon Studios, Weta Workshop, and Yellow Brick Games. Kerbal Space Program 2 was released for early access in fiscal year 2023. Private Division also previously released The Outer Worlds and Ancestors: The Humankind Odyssey.
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and KPI thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons, Merge Magic, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Fill the Fridge!, Parking Jam 3D, Pull the Pin, Twisted Tangle, and Tangled Snakes. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises. Some of these franchises have annual or bi-annual releases. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 13.6% of our net revenue for the three months ended June 30, 2023. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
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
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 39.3% of our net revenue for the three months ended June 30, 2023. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 96.5% of our net revenue for the three months ended June 30, 2023. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
In addition, we aim to drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles through virtual currency, add-on content, in-game purchases, and in-game advertising, all of which are typically delivered digitally.
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
Content Release Highlights
During fiscal year 2024, 2K released LEGO 2K Drive, and Private Division released After Us.
To date we have announced that, during the remainder of fiscal year 2024, 2K will release NBA 2K24 and WWE 2K24; Zynga will release Star Wars Hunters and Top Troops; and Private Division will release Penny's Big Breakaway.
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long term.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; price protection and allowances for returns; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill, and intangible assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2023	2022	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,201.5	$1,002.5	$199.0	19.9%

For the three months ended June 30, 2023, Net Bookings increased by $199.0 as compared to the prior year period. The increase was primarily due to an increase in Net Bookings of $332.0 from Zynga, which we acquired in May 2022 (refer to Note 13 - Acquisitions), including from our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 13 - Acquisitions), and other top contributors Empires & Puzzles, Toon Blast, Merge Dragons!, and Words With Friends, as well as an increase in Net Bookings from LEGO 2K Drive, which released in May 2023. These increases were partially offset by a decrease in Net Bookings from Tiny Tina's Wonderlands, which released in March 2022; The Quarry, which released in June 2022; and our NBA 2K and WWE 2K franchises.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, net revenue by content type, and net revenue by geographic region:

	Three Months Ended June 30,
(millions of dollars)	2023		2022
Net revenue	$1,284.7	100.0%	$1,102.4	100.0%
Cost of revenue	605.5	47.1%	435.7	39.5%
Gross profit	679.2	52.9%	666.7	60.5%
Selling and marketing	400.9	31.2%	272.1	24.7%
Research and development	244.0	19.0%	172.6	15.7%
General and administrative	198.2	15.4%	237.1	21.5%
Depreciation and amortization	40.4	3.1%	22.3	2.0%
Total operating expenses	883.5	68.8%	704.1	63.9%
Loss from operations	(204.3)	(15.9)%	(37.4)	(3.4)%
Interest and other, net	(25.4)	(2.0)%	(29.3)	(2.7)%
Gain (loss) on fair value adjustments, net	0.8	0.1%	(39.6)	(3.6)%
Loss before income taxes	(228.9)	(17.8)%	(106.3)	(9.6)%
Benefit from income taxes	22.9	1.8%	2.3	0.2%
Net loss	$(206.0)	(16.0)%	$(104.0)	(9.4)%

	Three Months Ended June 30,
	2023		2022
Net revenue by platform:
Mobile	$680.0	52.9%	$369.6	33.5%
Console	504.3	39.3%	607.2	55.1%
PC and other	100.4	7.8%	125.6	11.4%
Net revenue by content:
Recurrent consumer spending	$1,068.4	83.2%	$825.6	74.9%
Full game and other	216.3	16.8%	276.8	25.1%
Net revenue by distribution channel:
Digital online	$1,240.0	96.5%	$1,037.8	94.1%
Physical retail and other	44.7	3.5%	64.6	5.9%
Net revenue by geographic region:
United States	$803.9	62.6%	$682.9	61.9%
International	480.8	37.4%	419.5	38.1%

Three Months Ended June 30, 2023 Compared to June 30, 2022

(millions of dollars)	2023	%	2022	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,284.7	100.0%	$1,102.4	100.0%	$182.3	16.5%
Game intangibles	186.9	14.5%	96.3	8.7%	90.6	94.1%
Product costs	178.9	13.9%	116.9	10.6%	62.0	53.0%
Software development costs and royalties (1)	115.7	9.0%	68.8	6.2%	46.9	68.2%
Internal royalties	72.6	5.7%	93.4	8.5%	(20.8)	(22.3)%
Licenses	51.4	4.0%	60.3	5.5%	(8.9)	(14.8)%
Cost of revenue	605.5	47.1%	435.7	39.5%	169.8	39.0%
Gross profit	$679.2	52.9%	$666.7	60.5%	$12.5	1.9%
(1) Includes $6.7 and $(33.4) of stock-based compensation expense in 2023 and 2022, respectively, in software development costs and royalties.
For the three months ended June 30, 2023, net revenue increased by $182.3 as compared to the prior year period. The increase was primarily due to the increase in net revenue from Zynga of $320.8, which we acquired in May 2022 (refer to Note 13 - Acquisitions), including from our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 13 - Acquisitions), and other top contributors Toon Blast, Merge Dragons!, Empires & Puzzles, and Words With Friends. These increases were partially offset by a decrease in net revenue of (i) $36.0 from Tiny Tina's Wonderlands, which released in March 2022, (ii) $27.6 from The Quarry, which released in June 2022, (iii) $26.5 from our Grand Theft Auto franchise, and (iv) $23.0 from our NBA 2K franchise.
Net revenue from mobile increased by $310.4 and accounted for 52.9% of our total net revenue for three months ended June 30, 2023, as compared to 33.5% for the prior year period. The increase was primarily due to an increase in net revenue from mobile from Zynga, including from our hyper-casual mobile portfolio, and other top contributors Toon Blast, Merge Dragons!, Empires & Puzzles, and Words With Friends. Net revenue from console games decreased by $102.9 and accounted for 39.3% of our total net revenue for the three months ended June 30, 2023, as compared to 55.1% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from Tiny Tina's Wonderlands, The Quarry, and our Grand Theft Auto and NBA 2K franchises. Net revenue from PC and other decreased by $25.2 and accounted for 7.8% of our total net revenue for the three months ended June 30, 2023, as compared to 11.4% for the prior year period. The decrease in net revenue from PC and other was primarily due to a decrease in net revenue from Tiny Tina's Wonderlands, our BioShock and XCOM franchises, The Quarry, and our Grand Theft Auto franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $242.8 and accounted for 83.2% of net revenue for the three months ended June 30, 2023, as compared to 74.9% of net revenue for the prior year period. The increase in net revenue from recurrent consumer spending was primarily due to an increase in net revenue from Zynga, including from our hyper-casual mobile portfolio, and other top contributors Toon Blast, Merge Dragons!, Empires & Puzzles, and Words With Friends. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise, Tiny Tina's Wonderlands, and our WWE 2K franchise. Net revenue from full game and other decreased by $60.5 and accounted for 16.8% of net revenue for the three months ended June 30, 2023 as compared to 25.1% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from The Quarry, Tiny Tina's Wonderlands, and our NBA 2K franchise. This decrease was partially offset by an increase in net revenue from LEGO 2K Drive, which released in May 2023.
Net revenue from digital online channels increased by $202.2 and accounted for 96.5% of our total net revenue for the three months ended June 30, 2023, as compared to 94.1% for the prior year period. The increase was primarily due to an increase in digital net revenue from Zynga, including from our hyper-casual mobile portfolio, and other top contributors Toon Blast, Merge Dragons!, Empires & Puzzles, and Words With Friends. This increase was partially offset by a decrease in net revenue from Tiny Tina's Wonderlands, our Grand Theft Auto and NBA 2K franchises, The Quarry, and our WWE 2K franchise. Net revenue from physical retail and other channels decreased by $19.9 and accounted for 3.5% of our total net revenue for the three months ended June 30, 2023, as compared to 5.9% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from The Quarry, our NBA 2K franchise, Tiny Tina's Wonderlands, and our WWE 2K franchise. The decreases were partially offset by an increase in net revenue from LEGO 2K Drive.
Gross profit as a percentage of net revenue for the three months ended June 30, 2023 was 52.9% as compared to 60.5% for the prior year period. The decrease in gross profit as a percentage of net revenue was due to (i) higher amortization related to intangible assets acquired in connection with our Zynga acquisition, (ii) higher capitalized software amortization due to lower forfeitures of awards, and (iii) higher product costs for fees paid to platform partners due to an increase in mobile revenue as a result of the Zynga acquisition, partially offset by (i) lower development royalties due to the timing of releases and (ii) lower internal royalties due to the timing of when royalties are earned.
Changes in foreign currency exchange rates increased net revenue by $1.2 and increased gross profit by $1.2 for the three months ended June 30, 2023 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$400.9	31.2%	$272.1	24.7%	$128.8	47.3%
Research and development	244.0	19.0%	172.6	15.7%	71.4	41.4%
General and administrative	198.2	15.4%	237.1	21.5%	(38.9)	(16.4)%
Depreciation and amortization	40.4	3.1%	22.3	2.0%	18.1	81.2%
Total operating expenses(1)	$883.5	68.8%	$704.1	63.9%	$179.4	25.5%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2023	2022
Selling and marketing	$24.3	$35.7
General and administrative	24.1	20.5
Research and development	23.6	21.1
Changes in foreign currency exchange rates decreased total operating expenses by $0.9 for the three months ended June 30, 2023, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $128.8 for the three months ended June 30, 2023, as compared to the prior year period, due primarily to marketing expense for titles from Zynga, including our hyper-casual mobile portfolio, Toon Blast, Merge Dragons!, Empires & Puzzles, and Toy Blast, as well as marketing expense for LEGO 2K Drive.
Research and development
Research and development expenses increased by $71.4 for the three months ended June 30, 2023, as compared to the prior year period, due primarily to an increase in personnel expense due to increased headcount, including from our Zynga acquisition.
General and administrative
General and administrative expenses decreased by $38.9 for the three months ended June 30, 2023, as compared to the prior year period, due primarily to a decrease in professional fees related to our acquisition and integration of Zynga, partially offset by an increase in personnel expense for additional headcount, primarily due to Zynga; the fair value of the contingent earn-out liability related to our acquisition of Popcore; and rent expense, primarily due to Zynga.
General and administrative expenses for the three months ended June 30, 2023 and 2022 included occupancy expense (primarily rent, utilities and office expenses) of $16.8 and $12.9, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $18.1 for the three months ended June 30, 2023 as compared to the prior year period, due primarily to acquired intangible assets and depreciation expense related to Zynga.
Interest and other, net
Interest and other, net was expense of $25.4 for the three months ended June 30, 2023, as compared to $29.3 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in interest rates, a gain on debt extinguishment recognized on the partial repayment of our 2024 Notes, and a decrease in interest expense related to our bridge loan commitment in connection with our acquisition of Zynga in the prior year. These decreases were partially offset by an increase in foreign currency losses, due primarily to the devaluation of the Turkish Lira, and an increase in interest expense related to our 2026 Notes and 2028 Notes (refer to Note 9 - Debt).

Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a gain of $0.8 for the three months ended June 30, 2023 as compared to a loss of $39.6 for the prior year period. The change was due primarily to a loss in the prior year period, which was due primarily to our Convertibles Notes, partially offset by a gain related to our Capped Calls, both as a result of our Zynga Acquisition, with no similar loss in the current year.
Benefit from income taxes
The benefit from income taxes for the three months ended June 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $22.9 for the three months ended June 30, 2023 as compared to the benefit from income taxes of $2.3 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 10.0% for the three months ended June 30, 2023 was due primarily to tax expense of $25.4 related to an increase in the U.S. valuation allowance, tax expense of $2.4 related to geographic mix of earnings, tax expense of $5.0 from employee stock-based compensation offset by benefits of $20.4 from tax credits.
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
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax benefits from tax credits, decreased expense from employee stock-based compensation and by the geographic mix of earnings in the current period offset by increased expenses related to an increase in the U.S. valuation allowance.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended June 30, 2023. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We estimate no tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
Net loss and Loss per share
For the three months ended June 30, 2023, net loss was $206.0, as compared to a net loss of $104.0 in the prior year period. Basic and diluted loss per share for the three months ended June 30, 2023 was $1.22, as compared to basic and diluted loss per share of $0.76 in the prior year period. Basic weighted average shares of 169.4 were 32.9 shares higher as compared to the prior year period basic weighted average shares, due primarily to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes as well as normal stock compensation activity, including vests. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Our primary cash requirements are to fund (i) the development, manufacturing, and marketing of our published products, (ii) working capital, (iii) capital expenditures, (iv) debt and interest payments, (v) tax payments, and (vi) acquisitions. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our 2022 Credit Agreement to satisfy our working capital needs. Refer to Note 9 - Debt for additional discussion of our outstanding debt obligations.
Short-term investments
As of June 30, 2023, we had $109.2 of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of June 30, 2023, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal Reserve, in response to rising inflation and related adverse economic conditions, we anticipate our investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.
Senior Notes
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028.
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and, together with the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes, the "Senior Notes").
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023, we recognized a debt extinguishment gain of approximately $7.0, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds received from the 2026 Notes and 2028 Notes.
Credit Agreement
On May 23, 2022, we entered into a new unsecured Credit Agreement (the "2022 Credit Agreement"). The 2022 Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement).
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.25% at June 30, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.14% at June 30, 2023, which rates are determined by the Company's credit rating.
As of June 30, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.

Convertible Notes
In conjunction with the acquisition of Zynga on May 23, 2022 (refer to Note 13 - Acquisitions), we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Convertible Notes Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Convertible Notes Trustee, relating to Zynga’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes was outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes was outstanding.
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
The acquisition of Zynga constituted a Fundamental Change, a Make-Whole Fundamental Change, and a Share Exchange Event (each as defined in the Indentures) under the Indentures. The effective date of the Fundamental Change, Make-Whole Fundamental Change and Share Exchange Event in respect of the Convertible Notes was May 23, 2022, and the related tender and conversion periods expired on June 22, 2022. As a result, each holder of Convertible Notes had the right to tender its Convertible Notes to the Company for cash or surrender its Convertible Notes for conversion into the Reference Property at the applicable conversion rate, in each case pursuant to the terms and procedures set forth in the applicable Indenture.
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at June 30, 2023.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.9% and 80.8% of net revenue during the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, five customers accounted for 66.7% and 61.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 63.5% and 50.3% of such balances at June 30, 2023 and March 31, 2023, respectively. We had four customers who accounted for 19.4%, 17.2%, 16.5%, and 10.4% of our gross accounts receivable as of June 30, 2023, and three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023.

We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2023, and March 31, 2023. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of June 30, 2023, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $465.4. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended June 30, 2023, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of June 30, 2023, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(millions of dollars)	2023	2022
Net cash provided by operating activities	$5.0	$100.8
Net cash provided by (used in) investing activities	38.1	(2,807.3)
Net cash (used in) provided by financing activities	(20.8)	2,017.0
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.8	(14.7)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$26.1	$(704.2)
At June 30, 2023, we had $1,260.7 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,234.6 at March 31, 2023. The increase was due to Net cash provided by investing activities primarily related to our sales and maturities of available for sale securities, partially offset by our purchases of fixed assets. To a lesser extent, the net increase was also due to Net cash provided by operating activities from sales of our products, partially offset by the timing of payments. This net increase was partially offset by Net cash used in financing activities, primarily related to net share settlements of our restricted stock awards, partially offset by issuance of common stock and our net debt activity. The debt activity included proceeds from the issuance of 2026 Notes and 2028 Notes offset by our partial repayment of 2024 Notes and repayment of the Term Loan (refer to Note 9 - Debt).
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2024, we anticipate capital expenditures to be approximately $180.0. During the three months ended June 30, 2023, capital expenditures were $31.5.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2023 and 2022, 37.4% and 38.1%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of June 30, 2023, we had $109.2 of short-term investments, which included $68.3 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive loss, net of tax, in Stockholders' equity. We also had $775.8 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2023.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.25% at June 30, 2023) or (b) 1.000% to 1.625% above SOFR, approximately 5.14% at June 30, 2023, which rates are determined by the Company's credit rating. At June 30, 2023, there were no borrowings under the 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. In particular, during the three months ended June 30, 2023, there was a significant devaluation of the Turkish Lira against the U.S. Dollar, which negatively affected our results. It is possible that further devaluations could occur, which would have a negative impact on our results. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2023 and 2022, our foreign currency translation adjustment was a gain of $26.0 and a loss of $62.8, respectively. For the three months ended June 30, 2023 and 2022, we recognized a foreign currency exchange transaction loss of $13.8 and a loss of $3.5, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2023, we had $257.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $107.0 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2023, we had $224.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $51.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended June 30, 2023 and 2022, we recorded a gain of $3.8 and a gain of $1.6, respectively. As of June 30, 2023, the fair value of these outstanding forward contracts was a gain of $0.1 and was included in Accrued expenses and other current liabilities, and, as of March 31, 2023, the fair value of outstanding forward contracts was a gain of $2.5 and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2023, 37.4% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.7%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.7%. This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.

Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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
During the three months ended June 30, 2023, we did not repurchase any shares of our common stock in the open market, as part of the program. As of June 30, 2023, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2023:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2023	—	$—	—	10.0
May 1-31, 2023	—	$—	—	10.0
June 1-30, 2023	—	$—	—	10.0

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibits:
4.1
Fifth Supplemental Indenture, dated as of April 14, 2023, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2023)

4.2
Sixth Supplemental Indenture, dated as of April 14, 2023, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2023)

4.3
Form of Global Note representing 5.000% Senior Notes due 2026 (included as part of Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2023)

4.4
Form of Global Note representing 4.950% Senior Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2023)

10.1
Restricted Unit Agreement, dated as of June 1, 2023, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 ASR filed with the Securities and Exchange Commission on June 1, 2023)

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three months ended June 30, 2023 and 2022 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 8, 2023	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)