Form 10-Q
period 2023-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2024-02-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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

As of January 29, 2024, there were 170,586,411 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$898.7	$827.4
Short-term investments	23.5	187.0
Restricted cash and cash equivalents	184.6	307.6
Accounts receivable, net of allowances of $1.2 and $1.3 at December 31, 2023 and March 31, 2023, respectively	666.3	763.2
Software development costs and licenses	69.9	65.9
Contract assets	88.7	79.9
Prepaid expenses and other	286.8	277.1
Total current assets	2,218.5	2,508.1
Fixed assets, net	400.4	402.8
Right-of-use assets	316.6	282.7
Software development costs and licenses, net of current portion	1,444.3	1,072.2
Goodwill	6,614.2	6,767.1
Other intangibles, net	3,546.9	4,453.2
Deferred tax assets	7.1	44.8
Long-term restricted cash and cash equivalents	106.5	99.6
Other assets	241.2	231.6
Total assets	$14,895.7	$15,862.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151.8	$140.1
Accrued expenses and other current liabilities	1,022.2	1,225.7
Deferred revenue	1,081.2	1,078.8
Lease liabilities	64.0	60.2
Short-term debt, net	373.2	1,346.8
Total current liabilities	2,692.4	3,851.6
Long-term debt, net	2,708.2	1,733.0
Non-current deferred revenue	61.3	35.5
Non-current lease liabilities	380.7	347.0
Non-current software development royalties	100.8	110.2
Deferred tax liabilities, net	223.0	534.0
Other long-term liabilities	220.7	208.3
Total liabilities	$6,387.1	$6,819.6
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 194.2 and 192.6 shares issued and 170.5 and 168.9 outstanding at December 31, 2023 and March 31, 2023, respectively	1.9	1.9
Additional paid-in capital	9,286.9	9,010.2
Treasury stock, at cost; 23.7 and 23.7 common shares at December 31, 2023 and March 31, 2023, respectively	(1,020.6)	(1,020.6)
Retained earnings	323.1	1,164.3
Accumulated other comprehensive loss	(82.7)	(113.3)
Total stockholders' equity	$8,508.6	$9,042.5
Total liabilities and stockholders' equity	$14,895.7	$15,862.1
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue:
Game	$1,208.2	$1,231.3	$3,432.9	$3,469.3
Advertising	158.1	176.5	517.3	434.4
Total net revenue	1,366.3	1,407.8	3,950.2	3,903.7
Cost of revenue	688.2	691.9	2,177.5	1,841.6
Gross profit	678.1	715.9	1,772.7	2,062.1
Selling and marketing	367.6	446.7	1,103.1	1,163.1
Research and development	232.4	238.2	710.7	655.2
General and administrative	165.0	168.9	542.7	620.6
Depreciation and amortization	42.6	35.0	128.3	86.0
Goodwill impairment	—	—	165.4	—
Total operating expenses	807.6	888.8	2,650.2	2,524.9
Loss from operations	(129.5)	(172.9)	(877.5)	(462.8)
Interest and other, net	(22.5)	(28.3)	(79.0)	(108.1)
(Loss) gain on fair value adjustments, net	(0.3)	1.1	(1.7)	(36.6)
Loss before income taxes	(152.3)	(200.1)	(958.2)	(607.5)
Benefit from income taxes	60.7	46.7	117.0	93.1
Net loss	$(91.6)	$(153.4)	$(841.2)	$(514.4)
Loss per share:
Basic and diluted loss per share	$(0.54)	$(0.91)	$(4.95)	$(3.27)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(91.6)	$(153.4)	$(841.2)	$(514.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	66.3	100.7	$29.2	(78.4)
Change in fair value of available for sale securities	0.1	1.4	$1.4	1.5
Other comprehensive income (loss)	66.4	102.1	$30.6	(76.9)
Comprehensive income (loss)	$(25.2)	$(51.3)	$(810.6)	$(591.3)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended December 31,
	2023	2022
Operating activities:
Net loss	$(841.2)	$(514.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	152.1	147.6
Stock-based compensation	255.0	238.5
Noncash lease expense	46.4	35.2
Amortization and impairment of intangibles	924.9	740.1
Depreciation	101.6	62.9
Goodwill impairment	165.4	—
Interest expense	103.2	79.0
Gain on debt extinguishment	(7.7)	—
Fair value adjustments	1.7	37.1
Other, net	30.6	(23.7)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	98.0	158.0
Software development costs and licenses	(457.3)	(362.9)
Prepaid expenses and other current and other non-current assets	(47.8)	(23.5)
Deferred revenue	27.2	(88.1)
Accounts payable, accrued expenses and other liabilities	(559.3)	(450.0)
Net cash (used in) provided by operating activities	(7.2)	35.8
Investing activities:
Change in bank time deposits	21.2	123.0
Sale and maturities of available-for-sale securities	144.0	436.1
Purchases of fixed assets	(95.5)	(137.7)
Proceeds from sale of long-term investment	—	20.6
Purchases of long-term investments	(17.5)	(10.2)
Business acquisitions	(17.5)	(3,241.8)
Other	(8.2)	(4.8)
Net cash provided by (used in) investing activities	26.5	(2,814.8)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(76.6)	(90.6)
Issuance of common stock	38.1	22.3
Payment for settlement of convertible notes	—	(1,166.8)
Proceeds from issuance of debt	999.3	3,248.9
Cost of debt	(7.5)	(22.4)
Settlement of capped calls	—	140.1
Repayment of debt	(989.6)	(200.0)
Payment of contingent earn-out consideration	(35.7)	(26.9)
Net cash (used in) provided by financing activities	(72.0)	1,904.6
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	7.9	(18.6)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(44.8)	(893.0)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,234.6	2,195.3
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,189.8	$1,302.3
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended December 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2023	193.7	$1.9	$9,183.2	(23.7)	$(1,020.6)	$414.7	$(149.1)	$8,430.1
Net loss	—	—	—	—	—	(91.6)	—	(91.6)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	66.3	66.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	103.8	—	—	—	—	103.8
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.1)	—	(19.5)	—	—	—	—	(19.5)
Employee share purchase plan settlement	0.2	—	19.4	—	—	—	—	19.4
Balance, December 31, 2023	194.2	$1.9	$9,286.9	(23.7)	$(1,020.6)	$323.1	$(82.7)	$8,508.6

	Three Months Ended December 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2022	191.2	$1.9	$8,760.5	(23.7)	$(1,020.6)	$1,928.0	$(236.3)	$9,433.5
Net loss	—	—	—	—	—	(153.4)	—	(153.4)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	100.7	100.7
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	104.2	—	—	—	—	104.2
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.1)	—	(12.9)	—	—	—	—	(12.9)
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga Acquisition	—	—	8.1	—	—	—	—	8.1
Employee share purchase plan settlement	0.1	—	10.9	—	—	—	—	10.9
Balance, December 31, 2022	192.2	$1.9	$8,928.7	(23.7)	$(1,020.6)	$1,774.6	$(134.2)	$9,550.4

See accompanying Notes.

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	$1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(841.2)	—	(841.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	29.2	29.2
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	315.2	—	—	—	—	315.2
Issuance of restricted stock, net of forfeitures and cancellations	1.7	—	—	—	—	—	—	—
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Net share settlement of restricted stock awards	(0.5)	—	(76.6)	—	—	—	—	(76.6)
Employee share purchase plan settlement	0.4	—	37.9	—	—	—	—	37.9
Balance, December 31, 2023	194.2	$1.9	$9,286.9	(23.7)	$(1,020.6)	$323.1	$(82.7)	$8,508.6

	Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	$1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(514.4)	—	(514.4)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(78.4)	(78.4)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.5	1.5
Stock-based compensation	—	—	290.5	—	—	—	—	290.5
Issuance of restricted stock, net of forfeitures and cancellations	2.2	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.7)	—	(90.6)	—	—	—	—	(90.6)
Employee share purchase plan settlement	0.2	—	22.3	—	—	—	—	22.3
Exercise of stock options	0.9	—	42.9	—	—	—	—	42.9
Issuance of shares related to Zynga Acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Stock-based compensation assumed in Zynga Acquisition	—	—	151.7	—	—	—	—	151.7
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Issuance of shares for conversion of Convertible Notes	3.7	—	479.7	—	—	—	—	479.7
Balance, December 31, 2022	192.2	$1.9	$8,928.7	(23.7)	$(1,020.6)	$1,774.6	$(134.2)	$9,550.4

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
Recent Accounting Pronouncements
Accounting for Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 (April 1, 2025 for the Company). The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
Accounting for Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (April 1, 2024 for the Company). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Timing of recognition
Net revenue recognized at a point in time is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e. upon delivery of the software product).
Net revenue recognized over time is primarily comprised of revenue from our software products that include game related services, separate virtual currency transactions, and in-game purchases, which are recognized over an estimated service period. Net revenue recognized over time also includes in-game advertising, which is recognized over a contractual term.
Net revenue by timing of recognition was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue recognized:
Over time	$1,096.7	$1,120.0	$3,183.1	$3,043.9
Point in time	269.6	287.8	767.1	859.8
Total net revenue	$1,366.3	$1,407.8	$3,950.2	$3,903.7
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue recognized:
Recurrent consumer spending	$1,034.7	$1,115.4	$3,103.5	$3,042.8
Full game and other	331.6	292.4	846.7	860.9
Total net revenue	$1,366.3	$1,407.8	$3,950.2	$3,903.7
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue recognized:
United States	$818.3	$886.8	$2,417.8	$2,412.6
International	548.0	521.0	1,532.4	1,491.1
Total net revenue	$1,366.3	$1,407.8	$3,950.2	$3,903.7

Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue recognized:
Mobile	$706.7	$721.2	$2,032.9	$1,820.9
Console	547.6	561.4	1,598.6	1,720.5
PC and other	112.0	125.2	318.7	362.3
Total net revenue	$1,366.3	$1,407.8	$3,950.2	$3,903.7
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue recognized:
Digital online	$1,297.3	$1,336.7	$3,777.0	$3,693.7
Physical retail and other	69.0	71.1	173.2	210.0
Total net revenue	$1,366.3	$1,407.8	$3,950.2	$3,903.7
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of December 31, 2023 and March 31, 2023 were $1,142.5 and $1,114.3, respectively. For the nine months ended December 31, 2023, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2023 and 2022, $153.7 and $115.6, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2023 and 2022, $991.8 and $814.5, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of December 31, 2023, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,248.5, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,159.0 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of December 31, 2023 and March 31, 2023, our contract asset balances were $88.7 and $79.9, respectively.
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
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $(0.7) and $(0.6) during the three months ended December 31, 2023 and 2022, respectively, and $4.5 and $3.3 during the nine months ended December 31, 2023 and 2022, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $14.0 and $12.9 during the three months ended December 31, 2023 and 2022, respectively, and $39.1 and $34.4 during the nine months ended December 31, 2023 and 2022, respectively.
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
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2024 and June 1, 2025. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement are eligible to vest on April 13, 2024. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" measured over a two-year period or "RCS" measured over a two-year or three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.

The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.3 and 1.1 as of December 31, 2023 and March 31, 2023, respectively. During the nine months ended December 31, 2023, 0.2 restricted stock units previously granted to ZMC vested, and 0.0 restricted stock units were forfeited by ZMC.
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

	December 31, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$355.2	$—	$—	$355.2
Bank-time deposits	75.2	—	—	75.2
Short-term investments:
Corporate bonds	—	2.9	—	2.9
Bank-time deposits	20.6	—	—	20.6
Restricted cash and cash equivalents:
Money market funds	182.8	—	—	182.8
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	106.5	—	—	106.5
Other assets:
Private equity	—	—	29.2	29.2
Total financial assets	$740.8	$2.9	$29.2	$772.9

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Contingent earn-out consideration	—	—	12.3	12.3
Other-long term liabilities:
Contingent earn-out consideration	—	—	7.6	7.6
Short-term debt, net:
Convertible notes	—	23.2	—	23.2
Long-term debt, net:
Convertible notes	—	24.1	—	24.1
Total financial liabilities	$—	$47.4	$19.9	$67.3

	March 31, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$368.0	$—	$—	$368.0
Bank-time deposits	145.8	—	—	145.8
Short-term investments:
Corporate bonds	—	145.2	—	145.2
Bank-time deposits	41.8	—	—	41.8
Restricted cash and cash equivalents:
Money market funds	306.1	—	—	306.1
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	99.6	—	—	99.6
Other assets:
Private equity	—	—	26.5	26.5
Total financial assets	$961.8	$145.2	$26.5	$1,133.5

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$2.5	$—	$2.5
Contingent earn-out consideration	—	—	66.6	66.6
Other long-term liabilities:
Contingent earn-out consideration	—	—	27.3	27.3
Long-term debt, net:
Convertible notes	—	44.1	—	44.1
Total financial liabilities	$—	$46.6	$93.9	$140.5
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2023.
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
During the nine months ended December 31, 2023, we recognized General and administrative expense of $4.5 within our Condensed Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $69.5. During the nine months ended December 31, 2023, we paid $69.5 related to the second earn-out period.
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

During the three and nine months ended December 31, 2023 we recognized General and administrative expense of $(13.1) and $(6.3), respectively, within our Condensed Consolidated Statements of Operations for the change in fair value of the contingent earn-out consideration liability associated with the Popcore acquisition. The fair value of the contingent consideration liability related to the earn-out period is $19.3, with $12.0 and $7.3 being recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2023. The change resulted from a lower probability of Popcore achieving certain performance measures in all three 12-month periods.
The remaining contingent earn-out consideration liability of $0.4 and $0.2 recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2023 relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At December 31, 2023, and March 31, 2023, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

See Note 9 - Goodwill and Intangible Assets, Net for intangible related fair value measurements.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2023
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$20.6	$—	$—	$20.6
Available-for-sale securities:
Corporate bonds	2.9	—	—	2.9
Total Short-term investments	$23.5	$—	$—	$23.5

	March 31, 2023
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$41.8	$—	$—	$41.8
Available-for-sale securities:
Corporate bonds	147.2	—	(2.0)	145.2
Total Short-term investments	$189.0	$—	$(2.0)	$187.0
The following table summarizes the contracted maturities of our short-term investments at December 31, 2023:

	December 31, 2023
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$23.5	$23.5
Total Short-term investments	$23.5	$23.5

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2023	March 31, 2023
Forward contracts to sell foreign currencies	$290.8	$224.3
Forward contracts to purchase foreign currencies	48.8	51.2
For the three months ended December 31, 2023 and 2022, we recorded a loss of $8.0 and a loss of $14.1, respectively, and for the nine months ended December 31, 2023 and 2022 we recorded a loss of $0.6 and a loss of $16.7, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2023		March 31, 2023
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$51.1	$1,154.6	$47.4	$882.0
Software development costs, externally developed	0.2	251.6	2.2	169.7
Licenses	18.6	38.1	16.3	20.5
Software development costs and licenses	$69.9	$1,444.3	$65.9	$1,072.2
During the three months ended December 31, 2023 and 2022, we recorded $0.0 and $1.7, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended December 31, 2022 related to decisions not to proceed with further development of certain interactive entertainment software.
During the nine months ended December 31, 2023 and 2022, we recorded $21.7 and $25.0, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the nine months ended December 31, 2023 related to unamortized capitalized costs for the development of certain titles that were anticipated to exceed the net realizable value of the respective assets at the time they were impaired. The impairment charges recorded during the nine months ended December 31, 2022 related to (i) a decision not to proceed with further development of certain interactive entertainment software and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	March 31, 2023
Software development royalties	$324.9	$510.7
Compensation and benefits	275.1	177.5
Marketing and promotions	114.6	132.7
Licenses	77.2	63.0
Tax payable	51.7	33.0
Refund liability	50.1	52.4
Interest payable	28.7	29.6
Sales tax liability	26.7	14.0
Deferred acquisition payments	17.3	82.7
Other	55.9	130.1
Accrued expenses and other current liabilities	$1,022.2	$1,225.7
9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$587.7
2026 Notes	5.00%	March 28, 2026	500.0	502.6
2027 Notes	3.70%	April 14, 2027	600.0	581.9
2028 Notes	4.95%	March 28, 2028	500.0	504.3
2032 Notes	4.00%	April 14, 2032	500.0	476.2
2026 Convertible Notes	0.00%	December 15, 2026	24.1	24.1
Total			$2,724.1	$2,676.8
Unamortized discount and issuance costs			(15.9)
Long-term debt, net			$2,708.2

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$583.8
2027 Notes	3.70%	April 14, 2027	600.0	580.9
2032 Notes	4.00%	April 14, 2032	500.0	460.6
2024 Convertible Notes	0.25%	June 1, 2024	20.8	20.8
2026 Convertible Notes	0.00%	December 15, 2026	23.3	23.3
Total			$1,744.1	$1,669.4
Unamortized discount and issuance costs			(11.1)
Long-term debt, net			$1,733.0
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$350.0	$347.9
2024 Convertible Notes	0.25%	June 1, 2024	23.2	23.2
Total			$373.2	$371.1
Unamortized discount and issuance costs			—
Short-term debt, net			$373.2

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$978.2
Term Loan	3.60%	June 21, 2023	350.0	350.0
Total			$1,350.0	$1,328.2
Unamortized discount and issuance costs			(3.2)
Short-term debt, net			$1,346.8
Interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023, and 2022, respectively, and was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
2024 Notes	$2.8	$8.3	$12.2	$23.3
2025 Notes	5.3	5.3	16.0	15.1
2026 Notes	6.2	—	17.8	—
2027 Notes	5.6	5.6	16.7	15.8
2028 Notes	6.2	—	17.7	—
2032 Notes	5.0	5.0	15.0	14.2
Term Loan	—	2.9	1.5	6.4
2022 Credit Agreement	—	2.4	—	4.1
Total	$31.1	$29.5	$96.9	$78.9
The following table outlines the aggregate amount of maturities of our borrowings, as of December 31, 2023:

Fiscal Year Ending March 31,	Maturities
2024 (remaining)	$350.0
2025	21.4
2026	1,100.0
2027	29.4
2028	1,100.0
Thereafter	500.0
Total	3,100.8
Fair value adjustments	(3.5)
Total face value	$3,097.3
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

The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the nine months ended December 31, 2023, we made interest payments of $95.9. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt.
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
Debt issuance costs of $26.6 and original issuance discount of $1.9 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the three months ended December 31, 2023 and 2022, we recognized $1.2 and $1.4, respectively, of amortization of debt issuance costs and $0.1 and $0.1, respectively, of amortization of the original issuance discount. During the nine months ended December 31, 2023 and 2022, we recognized $4.8 and $4.0, respectively, of amortization of debt issuance costs and $0.3 and $0.3, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the nine months ended December 31, 2023, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds received from the 2026 Notes and 2028 Notes.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at December 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.35% at December 31, 2023, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended December 31, 2023, and 2022, we amortized $0.2 and $0.2, respectively, and during the nine months ended December 31, 2023 and 2022 we amortized $0.5 and $0.5, respectively, of these debt issuance costs.
As of December 31, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	December 31, 2023	March 31, 2023
Available borrowings	$499.5	$499.5
Outstanding letters of credit	2.8	2.8
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

As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at December 31, 2023.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of December 31, 2023, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met, and, therefore, both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 13 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of December 31, 2023, we recorded $23.2 as the fair value of the remaining outstanding 2024 Convertible Notes, within Short-term debt, net, and $24.1 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet. During the three months ended December 31, 2023 and 2022, we recognized a gain of $0.0 and a gain of $1.5, respectively, and during the nine months ended December 31, 2023 and 2022, we recognized a loss of $3.2 and a loss of $44.8, respectively, within (Loss) gain on fair value adjustments, net in our Condensed Consolidated Statements of Operations.

10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Computation of Basic and diluted loss per share:
Net loss	$(91.6)	$(153.4)	$(841.2)	$(514.4)
Weighted average shares outstanding—basic	170.3	168.0	169.9	157.2
Basic and diluted loss per share	$(0.54)	$(0.91)	$(4.95)	$(3.27)
We incurred a net loss for the three and nine months ended December 31, 2023 and 2022; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended December 31, 2023, we had 2.2 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period. For the nine months ended December 31, 2023, we had 2.2 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the nine months ended December 31, 2023, 1.8 restricted stock awards vested, we granted 2.3 unvested restricted stock awards, and 0.5 unvested restricted stock awards were forfeited.
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
12. INCOME TAXES
The benefit from income taxes for the three months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $60.7 for the three months ended December 31, 2023, as compared to the benefit from income taxes of $46.7 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 39.9% for the three months ended December 31, 2023 was due primarily to tax benefits of $40.0 related to the changes in unrecognized tax benefits from a lapse in statute, tax benefits of $4.5 from tax credits, offset by tax expense of $6.8 related to geographic mix of earnings and tax expense of $4.9 related to an increase in the U.S. valuation allowance.
The benefit from income taxes for the nine months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $117.0 for the nine months ended December 31, 2023, as compared to the benefit from income taxes of $93.1 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 12.2% for the nine months ended December 31, 2023 was due primarily to tax expense of $86.5 related to an increase in the U.S. valuation allowance, tax expense of $33.5 related to the impairment of nondeductible goodwill, tax expense of $7.0 related to geographic mix of earnings offset by tax benefits of $46.5 from tax credits and tax benefits of $40.0 related to the changes in unrecognized tax benefits from a lapse in statute.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April

1, 2022. Congress is considering legislation that would repeal or otherwise modify the domestic capitalization and amortization under Section 174 of the TCJA.
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

Goodwill, which is not deductible for tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
14. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2023	$6,767.1
Additions from immaterial acquisitions	9.7
Impairment	(165.4)
Currency translation adjustment	2.8
Balance at December 31, 2023	$6,614.2
During the nine months ended December 31, 2023, we recognized a goodwill impairment charge of $165.4, representing a partial impairment related to one of our reporting units. We identified various qualitative factors that, collectively, indicated that the fair value of one of our reporting units was more likely than not less than its carrying amount, including a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. As a result of this qualitative analysis, we performed a valuation of the reporting unit using discounted cash flow and guideline public company methodologies. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term growth rate, and discount rate. There were no goodwill impairment charges for the three and nine months ended December 31, 2022.
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$4,127.0	$(1,191.1)	$2,935.9	$4,434.5	$(744.0)	$3,690.5	7 years
Branding and Trade Names	395.3	(59.8)	335.5	395.2	(33.1)	362.1	12 years
Game Engine Technology	323.5	(129.0)	194.5	323.2	(73.5)	249.7	4 years
User Base	319.2	(319.2)	—	319.2	(274.4)	44.8	0 years
Developer Relationships	57.0	(22.9)	34.1	57.0	(12.2)	44.8	5 years
Advertising Technology	43.0	(23.1)	19.9	43.0	(12.3)	30.7	3 years
Customer relationships	31.0	(10.0)	21.0	31.0	(5.3)	25.7	5 years
Analytics Technology	30.7	(30.7)	—	30.1	(30.1)	—	0 years
Intellectual Property	27.5	(22.2)	5.3	22.3	(18.2)	4.1	6 years
In Place Lease	2.0	(1.3)	0.7	1.9	(1.1)	0.8	4 years
Total intangible assets	$5,356.2	$(1,809.3)	$3,546.9	$5,657.4	$(1,204.2)	$4,453.2

    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$230.4	$202.8	$827.2	$501.7
Selling and marketing	1.6	80.5	49.5	196.5
Research and development	7.2	7.2	21.5	17.5
Depreciation and amortization	8.9	11.4	26.7	24.4
Total amortization of intangible assets	$248.1	$301.9	$924.9	$740.1
During the three and nine months ended December 31, 2023, we recorded impairment charges of $53.4 and $273.1, respectively, for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies for certain games in response to those conditions. The fair value of those intangible assets was measured using the multi-period excess earnings method, consistent with the approach used at acquisition. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate. There were no impairment charges for intangible assets for the three and nine months ended December 31, 2022.
Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2024 (remaining)	$196.1
2025	757.3
2026	739.1
2027	677.1
2028	626.9

15. SUBSEQUENT EVENTS
On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of 5.000% Senior Notes due 2026 (the "2026 Notes") and $300.0 principal amount of 4.950% Senior Notes due 2028 (the "2028 Notes"). The additional 2026 Notes and 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture (refer to Note 9 - Debt) pursuant to which we previously issued $500.0 aggregate principal amount of the 5.000% Senior Notes due 2026 and $500.0 aggregate principal amount of the 4.950% Senior Notes due 2028 (the “Existing Notes” and, together with the New Notes, the “Notes”), all of which remain outstanding. The New Notes have the same terms as the respective series of Existing Notes other than the date of issuance and the initial offering price, are treated as a single series of securities with the respective series of Existing Notes under the Indenture, are fungible with the respective series of Existing Notes for U.S. federal income tax purposes and have the same respective CUSIP numbers as the Existing Notes.

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
Overview
Impairments
During the nine months ended December 31, 2023, we recognized a Goodwill impairment charge of $165.4, representing a partial impairment related to one of our reporting units and during the three and nine months ended December 31, 2023, we recognized impairment charges of $53.4 and $273.1, respectively, for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies in response to those conditions. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate (refer to Note 14 - Goodwill and Intangible Assets, Net). Future changes in those key assumptions and estimates could result in additional impairments.
Debt Transactions
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 (the "2028 Notes"). On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes. The additional 2026 Notes and 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture (refer to Note 9 - Debt and Note 15 - Subsequent Events). We intend to use the proceeds from the offering of the New Notes for general corporate purposes, including the retirement at maturity of our 2024 Notes.
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
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the nine months ended December 31, 2023, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds received from the 2026 Notes and 2028 Notes.
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
Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 415 units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 190 units worldwide and includes access to Grand Theft Auto Online. Rockstar Games continues to invest in the franchise and plans to release Grand Theft Auto VI in 2025. The label released its first trailer for the title in December 2023 and will share more details over time. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 60 units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.

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
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and KPI thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Match Factory!, Merge Dragons!, Merge Magic, Monster Legends, Toon Blast!, Top Eleven, Top Troops, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Fill the Fridge!, Parking Jam 3D, Power Slap, Pull the Pin, Twisted Tangle, and Tangled Snakes. Zynga is also an industry-leading next-generation platform with the ability to acquire new users, cross-promote games, apply live services content updates, and optimize programmatic advertising and yields at scale through Chartboost, its leading mobile advertising and monetization platform.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises. Some of these franchises have annual or biennial releases. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 15.2% of our net revenue for the nine months ended December 31, 2023. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors that may affect our business in several areas, including consumer demand, inflation, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. For example, in response to the conflict in Ukraine, we suspended sales of our products in Russia and Belarus, which had a negative impact on our financial results. Actions taken to date and other potential actions could result in additional negative impact in future periods.
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

Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 40.5% of our net revenue for the nine months ended December 31, 2023. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. Virtually all of our titles that are available through retailers as packaged goods products are also available through direct digital download (from digital storefronts we own and others owned by third parties) as well as a large selection of our catalog titles. As disclosed in our "Results of Operations," below, net revenue from digital online channels comprised 95.6% of our net revenue for the nine months ended December 31, 2023. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
Content Release Highlights
During fiscal year 2024, 2K released LEGO 2K Drive and NBA 2K24; Zynga released Power Slap, Match Factory!, and Top Troops; and Private Division released After Us.
To date we have announced that, during the remainder of fiscal year 2024, 2K will release WWE 2K24, and Private Division will release Penny's Big Breakaway. Rockstar will release Grand Theft Auto VI in 2025.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.

Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	Increase/ (decrease)	% Increase/ (decrease)	2023	2022	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,337.8	$1,382.8	$(45.0)	(3.3)%	$3,984.2	$3,890.1	$94.1	2.4%

For the three months ended December 31, 2023, Net Bookings decreased by $45.0 as compared to the prior year period. The decrease was primarily due to a decrease in Net Bookings from our PGA TOUR 2K franchise, the latest installment of which, PGA TOUR 2K23 released in October 2022; Marvel's Midnight Suns, which released in December 2022; Empires & Puzzles; our NBA 2K franchise; our hyper-casual mobile portfolio; Merge Dragons!; Golf Rival; Words with Friends; Tiny Tina's Wonderlands, which released in March 2022; Toy Blast; our Sid Meier's Civilization franchise; Wizard of Oz Slots; Two Dots; The Quarry, which released in June 2022; and Harry Potter: Puzzles & Spells. These decreases were partially offset by an increase in Net Bookings from our Grand Theft Auto and Red Dead Redemption franchises, including our August 2023 release of Red Dead Redemption and Undead Nightmare; Toon Blast!; LEGO 2K Drive, which released in May 2023; Match Factory!, which released in November 2023; and Top Troops, which released in October 2023.
For the nine months ended December 31, 2023, Net Bookings increased by $94.1 as compared to the prior year period. The increase was primarily due to an increase in Net Bookings of $237.0 from Zynga, which we acquired in May 2022 (refer to Note 13 - Acquisitions), including from our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 13 - Acquisitions), and our other top contributors Empires & Puzzles, Toon Blast!, Words with Friends, and Merge Dragons!, as well as an increase in Net Bookings from our Grand Theft Auto franchise. These increases were partially offset by a decrease in Net Bookings from Tiny Tina's Wonderlands and our NBA 2K franchise.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
(millions of dollars)	2023		2022		2023		2022
Net revenue	$1,366.3	100.0%	$1,407.8	100.0%	$3,950.2	100.0%	$3,903.7	100.0%
Cost of revenue	688.2	50.3%	691.9	49.1%	2,177.5	55.1%	1,841.6	47.2%
Gross profit	678.1	49.7%	715.9	50.9%	1,772.7	44.9%	2,062.1	52.8%
Selling and marketing	367.6	26.9%	446.7	31.7%	1,103.1	27.9%	1,163.1	29.8%
Research and development	232.4	17.0%	238.2	16.9%	710.7	18.0%	655.2	16.8%
General and administrative	165.0	12.1%	168.9	12.0%	542.7	13.7%	620.6	15.9%
Depreciation and amortization	42.6	3.1%	35.0	2.5%	128.3	3.2%	86.0	2.2%
Goodwill impairment	—	—%	—	—%	165.4	4.2%	—	—%
Total operating expenses	807.6	59.1%	888.8	63.1%	2,650.2	67.0%	2,524.9	64.7%
Loss from operations	(129.5)	(9.4)%	(172.9)	(12.3)%	(877.5)	(22.1)%	(462.8)	(11.9)%
Interest and other, net	(22.5)	(1.6)%	(28.3)	(2.0)%	(79.0)	(2.0)%	(108.1)	(2.8)%
(Loss) gain on fair value adjustments, net	(0.3)	—%	1.1	0.1%	(1.7)	—%	(36.6)	(0.9)%
Loss before income taxes	(152.3)	(11.0)%	(200.1)	(14.2)%	(958.2)	(24.1)%	(607.5)	(15.6)%
Benefit from income taxes	60.7	4.4%	46.7	3.3%	117.0	3.0%	93.1	2.4%
Net loss	$(91.6)	(6.6)%	$(153.4)	(10.9)%	$(841.2)	(21.1)%	$(514.4)	(13.2)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
Net revenue by platform:
Mobile	$706.7	51.7%	$721.2	51.2%	$2,032.9	51.5%	$1,820.9	46.6%
Console	547.6	40.1%	561.4	39.9%	1,598.6	40.5%	1,720.5	44.1%
PC and other	112.0	8.2%	125.2	8.9%	318.7	8.0%	362.3	9.3%
Net revenue by content:
Recurrent consumer spending	$1,034.7	75.7%	$1,115.4	79.2%	$3,103.5	78.6%	$3,042.8	77.9%
Full game and other	331.6	24.3%	292.4	20.8%	846.7	21.4%	860.9	22.1%
Net revenue by distribution channel:
Digital online	$1,297.3	94.9%	$1,336.7	94.9%	$3,777.0	95.6%	$3,693.7	94.6%
Physical retail and other	69.0	5.1%	71.1	5.1%	173.2	4.4%	210.0	5.4%
Three Months Ended December 31, 2023 Compared to December 31, 2022

(millions of dollars)	2023	%	2022	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,366.3	100.0%	$1,407.8	100.0%	$(41.5)	(2.9)%
Game intangibles	230.1	16.8%	202.5	14.4%	27.6	13.6%
Product costs	191.3	14.0%	204.6	14.5%	(13.3)	(6.5)%
Internal royalties	134.1	9.8%	116.7	8.3%	17.4	14.9%
Licenses	73.0	5.3%	76.5	5.4%	(3.5)	(4.6)%
Software development costs and royalties (1)	59.7	4.4%	91.6	6.5%	(31.9)	(34.8)%
Cost of revenue	688.2	50.3%	691.9	49.1%	(3.7)	(0.5)%
Gross profit	$678.1	49.7%	$715.9	50.9%	$(37.8)	(5.3)%
(1) Includes $6.3 and $8.4 of stock-based compensation expense in 2023 and 2022, respectively, in software development costs and royalties.
For the three months ended December 31, 2023, net revenue decreased by $41.5 as compared to the prior year period. The decrease was primarily due to a decrease in net revenue of $20.0 from our PGA TOUR 2K franchise, the latest installment of which, PGA TOUR 2K23, released in October 2022; $16.6 from Marvel's Midnight Suns, which released in December 2022; $15.7 from Empires & Puzzles; $8.5 from Tiny Tina's Wonderlands; $5.9 from Golf Rival; $5.7 from our hyper-casual mobile portfolio; $5.3 from Words With Friends; $5.0 from Toy Blast; $4.4 from our Civilization franchise; $4.3 from our NBA 2K franchise; $4.3 from Wizard of Oz Slots; $4.1 from Two Dots; $3.6 from The Quarry, which released in June 2022; $3.2 from Harry Potter: Puzzles and Spells; $3.0 from our Farmville franchise; $2.9 from Merge Dragons!; $1.8 from Dragon City; and $1.6 from Monster Legends. These decreases were partially offset by an increase in net revenue of $33.1 from our Grand Theft Auto franchise; $23.3 from our Red Dead Redemption franchise, including our August 2023 release of Red Dead Redemption and Undead Nightmare; $14.4 from Toon Blast!; $10.8 from LEGO 2K Drive, which released in May 2023; and $6.7 from Match Factory!, which released in December 2023.
Net revenue from mobile decreased by $14.5 and accounted for 51.7% of our total net revenue for three months ended December 31, 2023, as compared to 51.2% for the prior year period. The decrease was primarily due to a decrease in net revenue from Empires & Puzzles, Golf Rival, our hyper-casual mobile portfolio, Words With Friends, Toy Blast, Wizard of Oz Slots, Two Dots, Harry Potter: Puzzles and Spells, Merge Dragons!, our Farmville and WWE 2K franchises, and Puzzle Combat. These decreases were partially offset by an increase in net revenue from our Grand Theft Auto franchise, Toon Blast!, our NBA 2K franchise, and Match Factory!. Net revenue from console games decreased by $13.8 and accounted for 40.1% of our total net revenue for the three months ended December 31, 2023, as compared to 39.9% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from our PGA TOUR 2K franchise, Marvel's Midnight Suns, our NBA 2K franchise, Tiny Tina's Wonderlands, and our Grand Theft Auto franchise. These decreases were partially offset by increases in net revenue from our Red Dead Redemption franchise and LEGO 2K Drive. Net revenue from PC and other decreased by $13.2 and accounted for 8.2% of our total net revenue for the three months ended December 31, 2023, as compared to 8.9% for the prior year period. The decrease in net revenue from PC and other was primarily due to a decrease in net revenue from Marvel's Midnight Suns, Tiny Tina's Wonderlands, and our Sid Meier's Civilization, NBA 2K, and Red Dead Redemption franchises. These decreases were partially offset by an increase in net revenue from our Grand Theft Auto franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS decreased by $80.7 and accounted for 75.7% of net revenue for the three months ended December 31, 2023, as compared to 79.2% of net revenue for the prior year period. The decrease in net revenue from RCS was primarily due to a decrease in net revenue from our Grand Theft Auto franchise, Empires & Puzzles, Golf Rival, our hyper-casual mobile portfolio, Words With Friends, Toy Blast, and Two Dots. Net revenue from full game and other increased by $39.2 and accounted for 24.3% of net revenue for the three months ended December 31, 2023 as compared to 20.8% of net revenue for the prior year period. The increase in net revenue from full game and other was due primarily to an increase in net revenue from our Grand Theft Auto and Red Dead Redemption franchises. These increases were partially offset by a decrease in net revenue in Marvel's Midnight Suns and our PGA TOUR 2K franchise.
Net revenue from digital online channels decreased by $39.4 and accounted for 94.9% of our total net revenue for the three months ended December 31, 2023, as compared to 94.9% for the prior year period. The decrease was primarily due to a decrease in net revenue from Empires & Puzzles, our PGA TOUR 2K franchise, Marvel's Midnight Suns, Tiny Tina's Wonderlands, Golf Rival, our hyper-casual mobile portfolio, Words With Friends, Toy Blast, our Sid Meier's Civilization franchise, Wizard of Oz Slots, Two Dots, Harry Potter: Puzzles & Spells, our Farmville franchise, Merge Dragons!, The Quarry, Dragon City, and Monster Legends. These decreases were partially offset by an increase in net revenue from our Grand Theft Auto franchise, Toon Blast!, LEGO 2K Drive, our Red Dead Redemption franchise, and Match Factory!. Net revenue from physical retail and other channels decreased by $2.1 and accounted for 5.1% of our total net revenue for the three months ended December 31, 2023, as compared to 5.1% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from Marvel's Midnight Suns, and our PGA TOUR 2K and NBA 2K franchises. These decreases were partially offset by an increase in net revenue from physical retail and other channels from our Red Dead Redemption franchise and LEGO 2K Drive.
Gross profit as a percentage of net revenue for the three months ended December 31, 2023 was 49.7% as compared to 50.9% for the prior year period. The decrease in gross profit as a percentage of net revenue was primarily due to (i) an impairment charge recognized for our acquisition-related Development Game Technology intangible asset (refer to Note 14 - Goodwill and Intangible Assets, Net) and (ii) higher internal royalties due to the timing of when royalties are earned, partially offset by lower amortization of capitalized software development costs and lower development royalties due primarily to the timing of releases.
Changes in foreign currency exchange rates increased net revenue by $3.5 and increased gross profit by $1.3 for the three months ended December 31, 2023 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$367.6	26.9%	$446.7	31.7%	$(79.1)	(17.7)%
Research and development	232.4	17.0%	238.2	16.9%	(5.8)	(2.4)%
General and administrative	165.0	12.1%	168.9	12.0%	(3.9)	(2.3)%
Depreciation and amortization	42.6	3.1%	35.0	2.5%	7.6	21.7%
Total operating expenses(1)	$807.6	59.1%	$888.8	63.1%	$(81.2)	(9.1)%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2023	2022
General and administrative	$28.8	$25.9
Research and development	26.9	29.4
Selling and marketing	23.9	23.0
Changes in foreign currency exchange rates increased total operating expenses by $6.9 for the three months ended December 31, 2023, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $79.1 for the three months ended December 31, 2023, as compared to the prior year period, due primarily to lower amortization related to intangible assets related to our Zynga acquisition.
Research and development
Research and development expenses decreased by $5.8 for the three months ended December 31, 2023, as compared to the prior year period, primarily due to lower production and development expenses primarily due to additional capitalization of costs for development on titles having established technological feasibility compared to the prior year period, partially offset by an increase in personnel expense due to increased headcount.

General and administrative
General and administrative expenses decreased by $3.9 for the three months ended December 31, 2023, as compared to the prior year period, due primarily to a decrease in the fair value of the contingent earn-out liability related to our acquisition of Popcore offset by an increase in personnel expenses due to increased headcount.
General and administrative expenses for the three months ended December 31, 2023 and 2022 included occupancy expense (primarily rent, utilities and office expenses) of $17.8 and $16.3, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $7.6 for the three months ended December 31, 2023 as compared to the prior year period, due primarily to leasehold improvements for office buildouts.
Interest and other, net
Interest and other, net was expense of $22.5 for the three months ended December 31, 2023, as compared to $28.3 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in interest rates, partially offset by an increase in foreign currency losses.
(Loss) gain on fair value adjustments, net
(Loss) gain on fair value adjustments, net was a loss of $0.3 for the three months ended December 31, 2023 as compared to a gain of $1.1 for the prior year period. The change was due primarily to a loss for the increase in the fair value of our Convertibles Notes as compared to a net gain in the prior year period for changes in fair value based on the observable price changes of our long-term investment.
Benefit from income taxes
The benefit from income taxes for the three months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $60.7 for the three months ended December 31, 2023, as compared to the benefit from income taxes of $46.7 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 39.9% for the three months ended December 31, 2023 was due primarily to tax benefits of $40.0 related to the changes in unrecognized tax benefits from a lapse in statute, tax benefits of $4.5 from tax credits, offset by tax expense of $6.8 related to geographic mix of earnings and tax expense of $4.9 related to an increase in the U.S. valuation allowance.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 23.3% for the three months ended December 31, 2022 was due primarily to tax benefits of $2.4 related to geographic mix of earnings, tax benefits of $1.0 from tax credits, and tax expense of $0.5 from employee stock-based compensation
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased benefits related to the changes in unrecognized tax benefits from a lapse in statute, increased benefits from tax credits, offset by increased tax expense from changes in the U.S. valuation allowance, and geographic mix of earnings.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April 1, 2022. Congress is considering legislation that would repeal or otherwise modify the domestic capitalization and amortization under Section 174 of the TCJA.

The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended December 31, 2023. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
Net loss and Loss per share
For the three months ended December 31, 2023, net loss was $91.6, as compared to a net loss of $153.4 in the prior year period. Basic and diluted loss per share for the three months ended December 31, 2023 was $0.54, as compared to basic and diluted loss per share of $0.91 in the prior year period. Basic weighted average shares of 170.3 were 2.3 shares higher as compared to the prior year period basic weighted average shares, due primarily to normal stock compensation activity, including vests. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
Nine Months Ended December 31, 2023 Compared to December 31, 2022

(millions of dollars)	2023	%	2022	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$3,950.2	100.0%	$3,903.7	100.0%	$46.5	1.2%
Game intangibles	826.4	20.9%	500.1	12.8%	326.3	65.2%
Product costs	545.9	13.8%	526.0	13.5%	19.9	3.8%
Software development costs and royalties (1)	258.5	6.5%	249.0	6.4%	9.5	3.8%
Internal royalties	319.5	8.1%	334.4	8.6%	(14.9)	(4.5)%
Licenses	227.2	5.8%	232.1	5.9%	(4.9)	(2.1)%
Cost of revenue	2,177.5	55.1%	1,841.6	47.2%	335.9	18.2%
Gross profit	$1,772.7	44.9%	$2,062.1	52.8%	$(289.4)	(14.0)%
(1) Includes $20.5 and $(17.0) of stock-based compensation expense in 2023 and 2022, respectively, in software development costs and royalties.

For the nine months ended December 31, 2023, net revenue increased by $46.5 as compared to the prior year period. The increase was primarily due to an increase in net revenue of $200.3 from Zynga, which we acquired in May 2022 (refer to Note 13 - Acquisitions), including from our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 13 - Acquisitions), and other top contributors Empires & Puzzles, Toon Blast!, Merge Dragons!, and Words with Friends. The increase was partially offset by a decrease in net revenue of (i) $59.6 from Tiny Tina's Wonderlands, (ii) $41.9 from The Quarry, (iii) $41.5 from our NBA 2K franchise, and (iv) $17.1 from our WWE 2K franchise.

Net revenue from mobile increased by $212.0 and accounted for 51.5% of our total net revenue for nine months ended December 31, 2023, as compared to 46.6% for the prior year period. The increase was primarily due to an increase in net revenue of $197.5 as a result of our acquisition of Zynga, including from our hyper-casual mobile portfolio, and other top contributors Toon Blast!, Empires & Puzzles, Merge Dragons!, and Words with Friends. Net revenue from console games decreased by $121.9 and accounted for 40.5% of our total net revenue for the nine months ended December 31, 2023, as compared to 44.1% for the prior year period. The decrease was due to a decrease in net revenue from our NBA 2K franchise, Tiny Tina's Wonderlands, The Quarry, and our Grand Theft Auto franchise. These decreases were partially offset by an increase in net revenue from our Red Dead Redemption franchise. Net revenue from PC and other decreased by $43.6 and accounted for 8.0% of our total net revenue for the nine months ended December 31, 2023, as compared to 9.3% for the prior year period. The decrease was due to a decrease in net revenue from Tiny Tina's Wonderlands, The Quarry, and our Sid Meier's Civilization and NBA 2K franchises.

Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $60.7 and accounted for 78.6% of net revenue for the nine months ended December 31, 2023, as compared to 77.9% of net revenue for the prior year period. The increase was primarily due to an increase in net revenue from RCS of $197.6 as a result of our acquisition of Zynga, including from our hyper-casual mobile portfolio, and other top contributors Empires & Puzzles, Toon Blast!, Merge Dragons!, and Words with Friends. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise, Tiny Tina's Wonderlands, our NBA 2K franchise, Two Dots, and our WWE 2K franchise. Net revenue from full game and other decreased by $14.2 and accounted for 21.4% of net revenue for the nine months ended December 31, 2023 as compared to 22.1% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from The Quarry, Tiny Tina's Wonderlands, our NBA 2K franchise, Marvel's Midnight Suns, and our PGA TOUR 2K franchise. These decreases were partially offset by an increase in net revenue from our Grand Theft Auto and Red Dead Redemption franchises, and LEGO 2K Drive.
Net revenue from digital online channels increased by $83.3 and accounted for 95.6% of our total net revenue for the nine months ended December 31, 2023, as compared to 94.6% for the prior year period. The increase was primarily due to an increase in digital net revenue of $200.7 as a result of our acquisition of Zynga, including from our hyper-casual mobile portfolio, and other top contributors Empires & Puzzles, Toon Blast!, Merge Dragons!, and Words with Friends, as well as from our Red Dead Redemption franchise. This increase was partially offset by a decrease in net revenue from Tiny Tina's Wonderlands, The Quarry, and our NBA 2K and WWE 2K franchises. Net revenue from physical retail and other channels decreased by $36.8 and accounted for 4.4% of our total net revenue for the nine months ended December 31, 2023, as compared to 5.4% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K franchise, The Quarry, Marvel's Midnight Suns, our PGA TOUR 2K franchise, and Tiny Tina's Wonderlands. These decreases were partially offset by an increase in net revenue from our Red Dead Redemption franchise and LEGO 2K Drive.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2023 was 44.9% as compared to 52.8% for the prior year period. The decrease in gross profit as a percentage of net revenue was primarily due to an impairment charge recognized for our acquisition-related Development Game Technology intangible assets (refer to Note 14 - Goodwill and Intangible Assets, Net).
Changes in foreign currency exchange rates increased net revenue by $9.4 and increased gross profit by $2.3 for the nine months ended December 31, 2023 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2023	% of net revenue	2022	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$1,103.1	27.9%	$1,163.1	29.8%	$(60.0)	(5.2)%
Research and development	710.7	18.0%	655.2	16.8%	55.5	8.5%
General and administrative	542.7	13.7%	620.6	15.9%	(77.9)	(12.6)%
Depreciation and amortization	128.3	3.2%	86.0	2.2%	42.3	49.2%
Goodwill impairment	165.4	4.2%	—	—%	165.4	100.0%
Total operating expenses (1)	$2,650.2	67.0%	$2,524.9	64.7%	$125.3	5.0%
(1) Includes stock-based compensation expense, which was allocated as follows (in millions):

	2023	2022
General and administrative	82.3	$90.6
Research and development	79.4	88.7
Selling and marketing	72.8	76.2
Changes in foreign currency exchange rates increased total operating expenses by $14.8 for the nine months ended December 31, 2023, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $60.0 for the nine months ended December 31, 2023, as compared to the prior year period, due primarily to lower amortization related to intangible assets offset by an increase in personnel expense due to increased headcount, as a result of our Zynga acquisition.

Research and development

Research and development expenses increased by $55.5 for the nine months ended December 31, 2023, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including related to our acquisition of Zynga, and costs related to our cost management initiatives. These increases were partially offset by lower production and development expenses primarily due to a reduction in the number of titles in development at certain studios as a result of our ongoing development pipeline management process and additional capitalization of costs for development on titles having established technological feasibility compared to the prior year.
General and administrative
General and administrative expenses decreased by $77.9 for the nine months ended December 31, 2023, as compared to the prior year period, due to a decrease in professional fees related to our acquisition and integration of Zynga and a decrease in the fair value of the contingent earn-out liability related to our acquisition of Popcore. The decreases were partially offset by an increase in personnel expense due to increased headcount as well as an increase in IT-related expenses for cloud-based services and IT infrastructure.
General and administrative expenses for the nine months ended December 31, 2023 and 2022 included occupancy expense (primarily rent, utilities and office expenses) of $51.4 and $45.8, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $42.3 for the nine months ended December 31, 2023, as compared to the prior year period, due primarily to leasehold improvements for office buildouts, acquired intangible assets, and depreciation expense related to Zynga.
Goodwill impairment
Goodwill impairment expenses increased by $165.4 for the nine months ended December 31, 2023, as compared to the prior year period, due to a partial impairment recognized related to one of our reporting units (refer to Note 14 - Goodwill and Intangible Assets, Net).
Interest and other, net
Interest and other, net was expense of $79.0 for the nine months ended December 31, 2023, as compared to $108.1 for the prior year period. The net decrease was due primarily to an increase in interest income primarily due to increases in interest rates, a gain on debt extinguishment recognized on the partial repayment of our 2024 Notes, a decrease in interest expense related to our bridge loan commitment in connection with our acquisition of Zynga in the prior year, and a decrease in foreign currency losses. These decreases in expense were partially offset by an increase in interest expense related to our debt transactions (refer to Note 9 - Debt).
Loss on fair value adjustments, net
Loss on fair value adjustments, net was $1.7 for the nine months ended December 31, 2023 as compared to $36.6 for the prior year period. The change was due primarily to a prior year loss for the increase in fair value of our Convertible Notes, partially offset by a prior year gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 9 - Debt and Note 13 - Acquisitions).
Benefit from Income Taxes
The benefit from income taxes for the nine months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $117.0 for the nine months ended December 31, 2023, as compared to the benefit from income taxes of $93.1 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 12.2% for the nine months ended December 31, 2023 was due primarily to tax expense of $86.5 related to an increase in the U.S. valuation allowance, tax expense of $33.5 related to the impairment of nondeductible goodwill, tax expense of $7.0 related to geographic mix of earnings offset by tax benefits of $46.5 from tax credits and tax benefits of $40.0 related to the changes in unrecognized tax benefits from a lapse in statute.
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
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax expense from changes in the U.S. valuation allowance, impairment of nondeductible goodwill, and increased benefits related to the changes in unrecognized tax benefits from a lapse in statute, increased benefits from tax credits, offset by geographic mix of earnings.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning April 1, 2022. Congress is considering legislation that would repeal or otherwise modify the domestic capitalization and amortization under Section 174 of the TCJA.
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the nine months ended December 31, 2023. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
Net loss and loss per share
For the nine months ended December 31, 2023, net loss was $841.2, as compared to net loss of $514.4 in the prior year period. For the nine months ended December 31, 2023, basic and diluted loss per share was $4.95 as compared to basic and diluted loss per share of $3.27 in the prior year period. Basic weighted average shares of 169.9 were 12.7 shares higher as compared to the prior year period, due primarily to stock issued as consideration for the Zynga Acquisition and for the conversion of Convertible Notes. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.
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
Short-term investments
As of December 31, 2023, we had $23.5 of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, we may purchase additional short-term investments depending on future market conditions and liquidity needs. As of December 31, 2023, based on the composition of our investment portfolio and actions taken in recent months by central banks around the world, including the U.S. Federal

Reserve, in response to rising inflation and related adverse economic conditions, we anticipate our investment yields may increase, which could increase our future interest income. Such impact is not expected to be material to our liquidity.
Senior Notes
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028. On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes. The additional 2026 Notes and 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture (refer to Note 9 - Debt and Note 15 - Subsequent Events). We intend to use the proceeds from the offering of the New Notes for general corporate purposes, including the retirement at maturity of our 2024 Notes.
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
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, resulting in a remaining principal amount of $350.0 recorded within Short-term debt, net on our Condensed Consolidated Balance Sheet. During the nine months ended December 31, 2023, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations. The purchase of a portion of our 2024 Notes was funded with proceeds received from the 2026 Notes and 2028 Notes.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at December 31, 2023) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.35% at December 31, 2023, which rates are determined by the Company's credit rating.
As of December 31, 2023, there were no borrowings under the 2022 Credit Agreement, and we had approximately $499.5 available for additional borrowings.
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at December 31, 2023.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.2% and 79.7% of net revenue during the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and March 31, 2023, five customers accounted for 67.4% and 61.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 53.4% and 50.3% of such balances at December 31, 2023 and March 31, 2023, respectively. We had three customers who accounted for 21.2%, 18.1%, and 14.2%, of our gross accounts receivable as of December 31, 2023, and three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2023, and March 31, 2023. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.

As of December 31, 2023, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $667.3. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended December 31, 2023, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of December 31, 2023, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(millions of dollars)	2023	2022
Net cash (used in) provided by operating activities	$(7.2)	$35.8
Net cash provided by (used in) investing activities	26.5	(2,814.8)
Net cash (used in) provided by financing activities	(72.0)	1,904.6
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	7.9	(18.6)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(44.8)	$(893.0)
At December 31, 2023, we had $1,189.8 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,234.6 at March 31, 2023. The decrease was primarily due to Net cash used in financing activities, primarily related to net share settlements of our restricted stock awards and payment of contingent earn-outs for prior acquisitions, partially offset by issuance of common stock and our net debt activity. The debt activity included proceeds from the issuance of 2026 Notes and 2028 Notes offset by our partial repayment of 2024 Notes and repayment of our Term Loan (refer to Note 9 - Debt). The decrease was also due to Net cash used in operating activities which was due primarily to investments in software development and licenses, partially offset by sales of our products. These net decreases were partially offset by Net cash provided by investing activities primarily related to sales and maturities of available for sale securities, partially offset by our purchases of fixed assets.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2024, we anticipate capital expenditures to be approximately $150.0. During the nine months ended December 31, 2023, capital expenditures were $95.5.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended December 31, 2023 and 2022, 40.1% and 37.0%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2023, we had $23.5 of short-term investments, which included $2.9 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive loss, net of tax, in Stockholders' equity. We also had $898.7 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2023.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at December 31, 2023) or (b) 1.000% to 1.625% above SOFR, approximately 5.35% at December 31, 2023, which rates are determined by the Company's credit rating. At December 31, 2023, there were no borrowings under the 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. In particular, during the six months ended September 30, 2023, there was a significant devaluation of the Turkish Lira against the U.S. Dollar, which negatively affected our results. It is possible that further devaluations could occur, which would have a negative impact on our results. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended December 31, 2023 and 2022, our foreign currency translation adjustment was a gain of $66.3 and a gain of $100.7, respectively. For the three months ended December 31, 2023 and 2022, we recognized a foreign currency exchange transaction loss of $2.2 and a gain of $0.1, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2023 and 2022, our foreign currency translation adjustment was a gain of $29.2 and a loss of $78.4, respectively. For the nine months ended December 31, 2023 and 2022, we recognized a foreign currency exchange transaction loss of $21.5 and a loss of $25.3, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2023, we had $290.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $48.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2023, we had $224.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $51.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended December 31, 2023 and 2022, we recorded a loss of $8.0 and a loss of $14.1, respectively. For the nine months ended December 31, 2023 and 2022, we recorded a loss of $0.6 and a loss of $16.7, respectively. As of December 31, 2023, the fair value of these outstanding forward contracts resulted in a loss of $0.1 and was included in Other assets, and, as of March 31, 2023, the fair value of outstanding forward contracts was a gain of $2.5 and was included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended December 31, 2023, 40.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended December 31, 2023, we did not repurchase any shares of our common stock in the open market, as part of the program. As of December 31, 2023, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2023:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2023	—	$—	—	10.0
November 1-30, 2023	—	$—	—	10.0
December 1-31, 2023	—	$—	—	10.0
Item 5. Other Information
The share numbers and dollar amounts in this Item 5 represent the actual number of shares and dollars (not in millions).
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended December 31, 2023, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On December 8, 2023, ZelnickMedia Corporation (“ZelnickMedia”) and ZMC Advisors, L.P. (“ZMC Advisors” and, collectively with ZelnickMedia, “ZMC”) adopted a new written trading plan. Pursuant to our Management Agreement with ZMC, Strauss Zelnick, a partner of each of ZelnickMedia and ZMC Advisors, serves as our Executive Chairman and Chief Executive Officer, and Karl Slatoff, a partner of each of ZelnickMedia and ZMC Advisors, serves as our President.
◦With respect to sales by ZelnickMedia, the plan’s maximum duration is until April 26, 2024 and the first trade will not occur until April 12, 2024, at the earliest. The trading plan is intended to permit ZelnickMedia to sell 51% of vested shares of our common stock pursuant to certain Restricted Stock Units that will vest, or fail to vest, on April 12, 2024.
◦With respect to sales by ZMC Advisors, the plan’s maximum duration is until June 14, 2024 and the first trade will not occur until May 31, 2024, at the earliest. The trading plan is intended to permit ZMC Advisors to sell 51% of vested shares of our common stock pursuant to certain Restricted Stock Units that will vest, or fail to vest, on May 31, 2024.

•On December 8, 2023, Karl Slatoff, our President, adopted a new written trading plan. The plan’s maximum duration is until June 3, 2025 and the first trade will not occur until April 15, 2024, at the earliest. The trading plan is intended to permit Mr. Slatoff to make one or more share donations equal to the lesser of (i) up to an aggregate of 14,716 shares of our common stock and (ii) up to an aggregate of $2,500,000 worth of shares of our common stock.
•On December 8, 2023, Daniel Emerson, our Executive Vice President and Chief Legal Officer, adopted a new written trading plan. The plan’s maximum duration is until December 31, 2024 and the first trade will not occur until June 3, 2024, at the earliest. The trading plan is intended to permit Mr. Emerson to sell up to an aggregate of 75% of net vested shares of our common stock pursuant to certain Restricted Stock Units that will vest, or fail to vest, on May 31, 2024.

No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2023 (Unaudited) and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and nine months ended December 31, 2023 and 2022 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 8, 2024	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2024	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)