Form 10-K
period 2024-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2024-05-22
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $23,342,656,391.
As of May 6, 2024, there were 171,385,386 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

All figures are in millions, except per share amounts, employee figures, or as otherwise noted.

PART I

Item 1.    Business
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
Strategy
    Overview.    Our strategy is to be the most creative, innovative, and efficient company in the evolving interactive entertainment industry. With our diverse portfolio that spans all key platforms and numerous genres, we strive to create the highest quality, most engaging interactive entertainment franchises and captivate our global audience. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware and mobile platforms in a wide range of genres, including action, adventure, family/casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy, which we distribute worldwide. We believe that our player-first mentality and commitment to creativity and innovation are distinguishing strengths, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
    Support World-Class Creative Teams.    Creativity and innovation remain two of the core tenets of our organization and are the lifeblood of our ongoing success. We have 9,639 employees working in game development in studios around the world, including some of the most well-known names in the business. The creative teams at Rockstar Games, 2K, Private Division, and Zynga are renowned for their consistent ability to deliver games that set new benchmarks for excellence. In addition, Private Division is dedicated to bringing titles from top independent developers to market. Our teams balance the art and science of game making by combining creative innovation with a player-centric, data driven approach to delight players. We support our teams by focusing on talent acquisition and retention, and we seek to foster an environment where people build long-term careers and do their best work.
    Focus on Core Strength of Producing High-Quality Titles.    We focus on publishing high-quality titles based on internally owned and developed intellectual properties. We currently own the intellectual property rights to 48 proprietary brands. In addition, we selectively develop titles based on licensed properties, including sports leagues, and also publish externally developed titles. We take steps to optimize efficiency and effectiveness in our operations while also maintaining high standards of quality and customer satisfaction. Our objective is to achieve greater operating expense leverage as we grow our scale with the release of our eagerly-anticipated pipeline.
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
    We develop our products using a combination of our internal development teams and external development resources acting under contract with us. We select external developers based on their track record and expertise in developing products in the same category or genre. One developer will generally produce the same game for multiple platforms and will also produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which is designed to maintain our quality standards for our products.
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
    Expand International Business.    The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, the Middle East, and Latin America. We are continuing to execute on our growth initiatives in Asia, where our strategy is to build on our licensing relationships and also broaden the distribution of our existing products and expand our online gaming presence, especially in China. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, Hong Kong, and Macau. Our first such title, NBA 2K Online, a free-to-play NBA simulation game based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 60 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features. We are also a direct publisher in Japan and South Korea. While we retain title to all intellectual property, in some regions, local publishers, under license agreements, are responsible for localization of software content, distribution, and marketing of the products in their respective local markets.
Our Businesses
    We derive substantially all of our revenue from the sale of our interactive entertainment content, which includes the sale of internally developed software titles and software titles developed by third parties, the sale of in-game virtual items and advertising, and live services on console, PC, and mobile. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom (U.K.), and the United States (U.S.). As of March 31, 2024, we had a research and development staff of 9,639 employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.
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
    We engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue from these opportunities. We also generate revenue from advertising within our software products.
    Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 420 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 195 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games continues to invest in the franchise and plans to release Grand Theft Auto VI in the Fall of calendar 2025. The label released its first trailer for the title in December 2023 and will share more details over time. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 60 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
    2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises. 2K also has long-held publishing rights for Borderlands and Tiny Tina's Wonderlands from Gearbox. As set forth under "Recent Developments," below, on March 27, 2024, we entered into an agreement to purchase Gearbox, which is expected to close in first quarter of Fiscal 2025 and will bring these intellectual properties in-house. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, PGA TOUR 2K, and TopSpin 2K. 2K also publishes mobile titles, including WWE SuperCard. We have expanded our relationship with the NBA through the NBA 2K League, a competitive eSports league jointly owned by us and the NBA.
    Private Division.    Our Private Division label is dedicated to bringing titles from the industry's leading creative talent to market and is the publisher, developer, and owner of Kerbal Space Program and OlliOlli World.
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and KPI thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Golf Rival, Harry Potter: Puzzles & Spells, Match Factory!, Merge Dragons!, Merge Magic!, Monster Legends, Toon Blast, Top Eleven, Top Troops, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Fill the Fridge!, Parking Jam 3D, Power Slap, Pull the Pin, Twisted Tangle, and Tangled Snakes.

Recent Developments
Pending Acquisition.    On March 27, 2024, we entered into a Share Purchase Agreement to purchase 100% of the issued and outstanding capital stock of The Gearbox Entertainment Company, Inc. ("Gearbox"), from Embracer Group AB. The purchase price is $460.0, consisting of newly issued shares of Take-Two common stock, valued based on the volume weighted average closing price per share of our common stock on the Nasdaq Global Select Market for the five consecutive trading days ending on (and including) the trading day immediately preceding the closing date, subject to adjustments as defined in the Share Purchase Agreement. The transaction, which is currently anticipated to close during the first quarter in fiscal 2025, is subject to the satisfaction or waiver of customary closing conditions for both parties.
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
    The term of the agreement, as amended, expires on March 31, 2025, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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

    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and together with Xbox 360 Agreement, the “Xbox Agreements”). The terms of both Xbox Agreements expire on March 31, 2025, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
Sales
    We sell software titles both digitally and physically through direct relationships with digital storefronts and platform partners, large retail customers, and third-party distributors. We sell our products globally and have sales operations in Australia, Canada, France, Germany, Japan, Singapore, South Korea, Spain, Taiwan, the United Kingdom, and the United States.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2024, accounted for 79.8% of our net revenue, with Sony, Apple, Google, and Microsoft each accounting for more than 10.0% of our net revenue.
    We distribute our titles, add-on content, and in-game purchases through direct digital download to consoles, PCs, and mobile devices. We view digital distribution as the principal channel for our industry and Company; however, we expect that packaged goods and traditional retailers will continue to be an important channel for the sale of our console products for the foreseeable future, particularly in connection with the release of certain titles for consoles or certain regions where digital distribution is not as well established.
We also sell advertising within a number of our games. Our advertising offerings provide creative ways for marketers and advertisers to reach and engage with our players and are generally essential for our free-to-play titles. Our advertising offerings include banner and interstitial advertisements, engagement advertisements and offers in which players can participate in watch-to-earn engagements or other offer engagements, branded virtual items, and sponsorships that integrate relevant advertising and messaging within game play.
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
    We market titles by:
•Implementing public relations campaigns, using social, digital, online, television, outdoor, and print marketing, including certain performance marketing programs. We aim to label and market our products in accordance with the applicable principles and guidelines of the Entertainment Software Rating Board, ("ESRB"), an independent self-regulatory body that assigns ratings and enforces advertising guidelines for the interactive software industry.
•Stimulating continued sales by reducing the wholesale prices of our products to retailers, digital storefronts, and platform providers at various times during the life of a product. Price protection may occur at any time in a product's life cycle but typically occurs three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales.
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
    As of March 31, 2024, we had a sales and marketing staff of 1,353 people.

Competition
    In our business, we compete with:
•Other interactive entertainment companies, including those offering mobile games, that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Activision Blizzard, Electronic Arts Inc., Embracer Group AB, Playrix, Playtika, Roblox, Scopely, Tencent, and Ubisoft Entertainment S.A. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.
•Sony, Microsoft, and Nintendo for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.
•Other software, hardware, entertainment, and media for limited retail shelf space and promotional resources. The competition for shelf space, whether physical or virtual, and promotional support is intense among an increasing number of newly introduced entertainment software titles and hardware.
•Other forms of entertainment such as motion pictures, television, social networking, online applications, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.
    Competition in the interactive entertainment industry is based on innovation, features, playability, product quality, brand name recognition, compatibility with popular platforms, access to distribution channels, price, marketing, and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles.
International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2024, 2023 and 2022, we earned 38.7%, 37.2% and 40.1%, respectively, of our net revenue outside the United States. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory, and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 2 to our Consolidated Financial Statements.
Segment and Geographic Information
    We have one operating and reportable segment. See Notes 1, 2, and 8 to our Consolidated Financial Statements.
Human Capital
    Human Capital Management. One of Take-Two’s most important assets is our people. With 12,371 full-time employees as of March 31, 2024, of which 7,621 were located outside of the United States, we are constantly focused on our teams – their success, their structure, and how best to support them given their particular needs and projects. 46% of our employees are located in North America, 36% in Europe, and 18% in the Asia-Pacific region; 78% of our employees are focused on product development.
Although some repercussions of COVID-19 remain across the industry, most of our employees have returned to their offices, with many of our teams productively working in a hybrid work environment. This approach to the workplace presents new challenges, as well as opportunities, for managing teams and supporting employees. In that vein, we are continuing existing programs and identifying others to ensure our people feel supported in their roles, including enhanced manager training to help strengthen teams despite the varied approaches to working, broadening our wellness and mental health offerings, encouraging people to step away from their screens when they can and spending a lot of time listening to employee feedback.
Our varying approaches to the workplace, facilitate our continued focus on creativity and innovation as two of the core tenets of our organization and the lifeblood of our ongoing success. The creative teams at our labels are renowned for their consistent ability to deliver games that set new benchmarks for excellence. We support our creative and corporate teams by focusing on talent acquisition and retention, including through offering job development and skills training initiatives, extensive employee benefits and numerous well-being programs, and partnering with the leadership at our labels to foster the types of cultures our leaders believe best support and grow the creative processes for their particular teams.

Sustainability. We recognize the synergies between corporate citizenship and smart business and are committed to focusing on, and measuring, the impact of our Sustainability activities, which are rooted in our core tenets of creativity, innovation, and efficiency. We believe Sustainability creates value for all stakeholders, including employees and customers, while also helping to mitigate risks, reduce costs, protect brand value, and identify market opportunities. We have an organization-wide Sustainability committee, overseen by the Board of Directors, to lead our Sustainability efforts. Through this committee, we developed a comprehensive, Sustainability framework that reflects our top priority issues and stakeholder needs. In 2023, we made significant progress in managing our Sustainability performance. We are dedicated to driving positive change across our industry and society through our Sustainability efforts.
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
Beyond formal performance management, we stay connected with our teams throughout the year with global town hall meetings, engagement and "pulse" surveys, culture assessments and employee round tables. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of Forbes' Best Mid-Size Employers list in 2019, 2021, 2022, and 2024, and one of Newsweek's America's Greatest Workplaces for Diversity, Women, LGBTQ+, and Job Starters in 2024. In addition, we were included on Fortune’s Great Places to Work list in 2020, 2021, and 2022 and were honored by Gay Gaming Professionals in 2021 as a DEI&B leader in the interactive entertainment industry.
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
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to:
Risks relating to our business and industry
•Our industry is highly competitive
•Uncertainty of achieving market acceptance, delays or disruptions for our products may have an adverse effect
•We face development risks and must adapt to changes in software technologies
•The development and use of artificial intelligence into our products may present operational and reputational risks
•Increased use of mobile devices for gaming will drive future growth of mobile gaming
•Increased competition for retailer support could increase expenses
•Our ability to develop successful products for current video game platforms
•We require approval of hardware licensors to publish titles
•Reliance on complex information technology systems and networks and potential adverse impact of security breaches
•Potential adverse impact of inadequate consumer data protection
•Dependence on key management and product development personnel
•Attracting, managing, and retaining our talent is critical to our success
•Offensive consumer-created content can harm our results of operations or reputation
•We rely on software development arrangements with third parties
•The risk of distributors, development, and licensing partners or other third parties being unable to honor their commitments or otherwise putting our brand at risk
•Increasing importance of digital sales and free-to-play games exposes us to the risks of that business model
•We must compete for advertisements and offers that are incorporated into our free-to-play games
•Our acquisitions and investments may not have the anticipated results
•International operations risks
•The loss of server capacity, lack of sufficient bandwidth, or connectivity issues could cause our business to suffer
•Use of open-source software exposes us to risks
•Our software is susceptible to errors
•The continued ability to acquire and maintain license to intellectual property is key
•We may experience fluctuations in the recurring portion of our business
•We are dependent on the timing of our product releases
•We are dependent on the future success of our Grand Theft Auto products and other “hit” titles
•Adverse effects of price protection and returns
•A limited number of customers account for a significant portion of our sales
•Content policies could negatively affect sales
•Entertainment Software Rating Board ratings for our products could negatively affect our ability to distribute and sell
•The competitive position and value of our products could be adversely affected by unprotected intellectual property
•We have a significant amount of outstanding debt
•The value of our virtual items is highly dependent on how we manage the economies in our games
•There is potential for unauthorized or fraudulent transactions of accounts and virtual items outside of our games
Risks related to legal or regulatory compliance
•Government regulation of the internet can affect our business
•Legislation could subject us to claims or otherwise harm our business
•Failure to comply with laws and regulations, including data privacy, could harm our business
•Adverse effect of alleged or actual infringement on the intellectual property rights of third parties
Risks related to financial and economic condition
•Provisions in our charter documents and debt agreements may impede or discourage a takeover
•Adverse effects of changes in tax rates and additional tax liabilities

•We are subject to risks and uncertainties of international trade, including foreign currency fluctuations
•Potential adverse effects of existing or future accounting standards
•Adverse effects of declines in consumer spending and changes in the economy
General Risk Factors
•Additional issuances of equity securities would cause dilution and could affect the market price of our common stock
•We are subject to risks related to corporate and social responsibility and reputation
•Catastrophic events and climate change may have a long-term impact on our business
•We may be adversely affected by the effects of inflation
•We are and may become involved in legal proceedings that may result in adverse outcomes
Risks relating to our business and industry
The interactive entertainment software industry is highly competitive.
    We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Activision Blizzard, Inc., Electronic Arts Inc., Embracer Group AB, Microsoft, Nintendo, Playrix, Playtika, Scopely, Sony, Tencent, and Ubisoft Entertainment S.A. We also face competition from online game developers and distributors who have primarily focused on specific international markets and with high-profile companies with significant online presences with new and expanded mobile gaming offerings, such as Apple, Google, and Microsoft. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing, make higher offers to licensors and developers for commercially desirable properties, adopt more aggressive pricing policies to develop more commercially successful video game products than we do, recruit our key creative and technical talent or otherwise disrupt our operations. Internationally, local competitors may have a greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we not offer. Additionally, competitors may develop content that imitates or competes with our best-selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. Our titles also compete with other forms of entertainment, such as social media, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
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
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future business partners or third-party software providers. By doing so, these competitors may increase their scale, their ability to meet the needs of existing or prospective players and compete for similar human capital. If we are unable to compete effectively, successfully and at a reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition would be adversely impacted.
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
    We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 months or less for most mobile titles and annual console/PC sports releases, to multiple years for certain of our top-selling titles. Therefore, our development costs can be substantial. If we or our third-party developers experience unanticipated development delays, financial difficulties, or additional costs, for example, as a result of unforeseen circumstances, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products. For our products with live services, we are required to support continued development. There can be no assurance that these continued efforts will generate sufficient revenue to offset these costs.
    Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming, and evolving business models, such as free-to-play and subscription-based access to a portfolio of interactive content. Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, technologies, distribution methods, products, and services. However, forecasting the financial impact of any such strategic investment is inherently uncertain and volatile. Supporting a new technology or business model, for example, may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. There can be no assurance that these strategic investments will achieve expected returns. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.
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

The development and use of artificial intelligence (“AI”) into our products may present operational and reputational risks.
The growth of AI technologies in our industry has influenced games production for developers and gaming experience for players. The use of this new and emerging technology, which is in its early stages of commercial use, presents social and ethical issues that may result in legal and reputational harm and liability. Further, intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
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
    We derive a significant portion of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PlayStation consoles and Microsoft's Xbox consoles, which comprised 40.5% of our net revenue by product platform for the fiscal year ended March 31, 2024. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game consoles (which sometimes has been negatively affected by supply chain issues) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant and may further incur expense to adjust our products and development efforts in response to changing consumer preferences.
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
Additionally, we derive a significant portion of our revenue from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fiscal year ended March 31, 2024, we derived 95.0% of our mobile revenue on Apple and Google platforms. We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. These requirements are known as Apple's AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Additionally, in February 2022, Google announced plans to make privacy-focused changes to its Android advertising identifiers after a two-year process, taking into account feedback from developers, regulators and other interested parties. Also, beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or European Union (E.U.) to use a Google certified consent management platform. We are continuing to evaluate how these rules or changes may affect our business, operations and financial results.
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
Moreover, if we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform. A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor. Any limit or discontinuation of our access to any platform could adversely affect our business, financial condition or results of operations. Furthermore, obtaining and maintaining high ratings of our games on the third-party platforms on which we operate are important as they help drive players to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of players and revenues, additional advertising and marketing costs, and reputation harm.
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
    We are required to obtain licenses from certain of our competitors, including Sony and Microsoft, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles, and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. During or following a console transition, like the one that occurred in 2020, hardware platform manufacturers may seek to change the terms governing our relationships with them. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business. In addition, because our products compete with a vast array of other interactive entertainment software products that also are available on these hardware platforms, a hardware platform manufacturer may give priority to those competing products.
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
We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors and, in some cases, the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. Because of the significant use of our games on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these platforms. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such platforms. Each provider of these platforms has broad discretion to change and interpret its terms of service and policies with respect to our games and those changes may be unfavorable to us. If these platforms deny access to our games, or modify their current discovery mechanisms, communication channels available to developers, operating systems, or other policies and terms of service (including fees), our business could be negatively impacted. For example, at any time, the platform providers can change their policies on how we operate on their operating system or in their application stores by applying content moderation for applications and advertising or imposing technical or code requirements. These actions by the platform providers may affect our ability to collect, process, and use data as desired and could negatively impact our ability to leverage data about the experiences our games provide to players, which in turn could impact our resource planning and feature development planning for our products. These platform providers or their services may be unavailable, may not function as intended, or may experience issues with their in‑app purchasing functionality.
Some of these platforms have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections), and their ability to set or influence royalty rates may increase costs, which could negatively affect our operating margins. Further, if we are unable to distribute our content in a cost-effective or profitable manner through such distribution channels, it could adversely affect our business, financial condition, and operating results. There is no guarantee that new devices, platforms, systems and software application stores will continue to support our games or that we will be able to maintain the same level of service on these new systems. If it becomes more difficult for our players to access and engage with our games, our business and player retention, growth, and engagement could be significantly harmed.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption or cyberattack could have a negative impact on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. The supply chain of hardware needed to maintain this technological infrastructure has been disrupted and geopolitical events, including the Russia-Ukraine war and the Israel-Hamas war and any indirect effects, may further complicate existing supply chain constraints. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyberattacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic, or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the Israel-Hamas war. If we or these third parties are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition, and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information because of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.
We have faced, and in the future could face, sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyberattacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized third party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity (the “Cybersecurity Incident”), we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and expect to incur additional costs related to cybersecurity protections in the future. We have implemented and will continue to implement a variety of measures to enhance further our cybersecurity protections. See “Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cybersecurity Incident” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for further discussion. Our software supply chain may also be subject to attacks, which would result in future security incidents and breaches.
Information technology system disruptions, network failures, or security breaches (including the Cybersecurity Incident and similar incidents) have negatively affected, and in the future could negatively affect our business continuity, operations, financial results, and the reliability and stability of our products and services. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats is heightened by events outside of our control, such as the extended period of remote work arrangements due to COVID-19, the Russia-Ukraine war and the Israel-Hamas war. The risk could also be affected by events within our control, such as the migration of data among data centers and to third-party hosted environments, and the performance of upgrades and maintenance on our systems. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes, and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and may not be detected for long periods of time.
Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, have not been and in the future may not be adequate against all eventualities. We do not have redundancy for all our systems and our disaster recovery planning may not account for all outcomes. As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power to continue to satisfy the needs of our players. It is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impacting our business. In addition, the costs to respond to, mitigate, or notify affected parties of cyberattacks and other security vulnerabilities are significant. Failures to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, a degradation of the user experience, causing consumers to lose confidence in our products and services, prompting regulatory inquiries and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on reasonable terms or at all.
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
    In addition, certain of our products include online functionality. The ability of our products to enable this functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' information or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the Israel-Hamas war. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.
We depend on our key management and product development personnel.
    Our continued success will depend to a significant extent on our senior management team and our relationship with ZMC Advisors, L.P. ("ZMC"). Our Executive Chairman/Chief Executive Officer and President are partners of ZMC. We are also highly dependent on the expertise, skills and knowledge of our key creative personnel responsible for content creation and development, such as of our Grand Theft Auto and other hit titles. We may not be able to continue to retain these personnel at current compensation levels or at all. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills.
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
Our business depends on our ability to attract, train, motivate, and retain executive, technical, creative, marketing, and other personnel that are essential to the development, marketing, and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract, and retain qualified employees, develop and maintain a healthy culture, or replace key employees following their departure, our reputation, brand, and culture may be negatively affected and our business will be impaired. Our global workforce is primarily non-unionized, but we are aware of an increase in the industry of workers exercising their right to form or join a union. If significant employee populations were to unionize, we could experience operational changes that may materially impact our business.
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
Our business may be harmed if our distributors, retailers, development, and licensing partners, or other third parties with whom we do business are unable to honor their commitments or act in ways that put our brand at risk.
In many cases, our business partners are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these third parties to provide adequate services and technologies or to adequately maintain or update their services and technologies could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, or employees raise any concerns about our actions with respect to third parties including consumers who play our games, this could also damage our reputation or our business. Further, should we terminate our relationship with a third-party business partner for any reason, we may experience interruptions in our business and incur costs as we transition to a new partner.
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
We derive revenue from advertisements and offers we serve to players. We need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. For our advertising business to continue to succeed, we need to continue to demonstrate the reach of our player network and success of our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term. Alternatively, if our advertising inventory is unavailable and demand exceeds supply, our ability to generate further revenues from advertising would be limited, particularly during peak hours and in key geographies. This could have an adverse effect on our reputation and our business, financial condition, and results of operations. In addition, if we include advertising in our games that players view as excessive, such advertising may materially detract from players’ gaming experiences, thereby creating player dissatisfaction, which may cause us to lose players and revenues and may negatively affect the in-game experience for players making purchases of virtual items in our games.
In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of targeted advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple previously created a proprietary identifier-for-advertisers, which simplifies the process for Apple users to opt out of certain types of advertising. In April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising, campaigns and target users through user acquisition, and deliver targeted ads. These requirements are known as Apple’s AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or E.U. to use a Google-certified consent management platform. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.
Finally, the revenues that we derive from advertisements and offers is subject both to seasonality, as companies’ advertising budgets are generally highest during the fourth calendar quarter and decline significantly in the first calendar quarter of the following year, which negatively impacts our revenues in such first calendar quarter, and to the financial health of advertisers, who, as they experience downturns or uncertainty in their own business operations for various reasons, such as the economic effects resulting from world events, may decrease their advertising spending.
If we acquire or invest in other businesses, intellectual properties, or other assets, we may be unable to integrate them with our business, our financial performance may be impaired and/or we may not realize the anticipated financial and strategic goals for such transactions.
    If appropriate opportunities present themselves, we may acquire or make investments in businesses, intellectual properties and other assets that we believe are strategic, such as our acquisition of Zynga and our pending acquisition of Gearbox. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, intellectual property or other asset, such acquisitions and investments involve a number of risks, including:
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
•to the extent that we engage in strategic transactions outside of the U.S., we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries; and
•the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, particularly, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations protecting the rights of players and customers, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations.
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
    Our business may also be affected directly or indirectly by major world events, such as the Russia-Ukraine war and the Israel-Hamas war. Such events could decrease the demand for our products and services, make it difficult or impossible for us to deliver products and services to certain of our customers, or result in restrictions in trade, all of which could negatively affect our business.
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
In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize or have knowledge of such activities. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence or is generated by our users, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability, or result in us incurring increased compliance costs.
    In 2020, the U.K. left the E.U. ("Brexit"). Subsequently, the U.K. and the E.U. struck a bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "Trade and Cooperation Agreement"), which took effect on May 1, 2021. There remains unavoidable uncertainties and risks to our business related to Brexit and the new relationship between the U.K. and E.U., which will continue to be developed and defined. We are seeking to mitigate those risks with operational and commercial changes to the extent possible and warranted. However, the legal and regulatory landscape remains uncertain, and we have no assurance that such actions will enable us to avoid a material adverse impact on our business from Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate.
    The effects of the U.K.'s future trade agreements with the E.U. or other nations could potentially disrupt the markets we serve and may cause us to lose customers, distributors, and employees. The Trade and Cooperation Agreement sets out preferential arrangements in areas such as the trade in goods and services but does not reach the level of integration that existed while the U.K. was an E.U. member state, which could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could negatively affect sales to consumers of our products. Without access to a single market that includes the U.K. and countries of the E.U., it may be more challenging and costly to distribute our products to those regions.
The laws of some countries either do not protect our products, brands, and intellectual property to the same extent as the laws of the U.S. or are inconsistently enforced. Legal protection of our rights may be ineffective in countries with weaker intellectual property enforcement mechanisms. Competitors may use our technologies without authorization, in jurisdictions where we have not obtained protection, to develop their own games and, further, may export otherwise violating games to territories where we have protection but enforcement is not as strong as that in the U.S. These games may compete with our games, and our intellectual property rights may not be effective or sufficient to prevent such competition. In addition, certain third parties have registered our intellectual property rights without authorization in foreign countries. Successfully registering such intellectual property rights could limit or restrict our ability to offer products and services based on such rights in those countries. Although we take steps to enforce and police our rights, our practices and methodologies may not be effective against all eventualities.
We depend on servers and Internet bandwidth to operate our games and digital services with online features. If we were to lose server capacity or lack sufficient Internet bandwidth for any reason, our business could suffer. Connectivity issues could affect our profitability and our ability to sell and provide online services for our products.
    We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, PlayStation Network, Steam, Epic, and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. Given the increasing global usage of online platforms, the risks of connectivity issues may be heightened. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide game-related services and could have a material adverse effect on our business, financial condition, and operating results.
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
    We use open-source software in connection with certain of our games and the services we offer. The original developers of the open source code provide no warranties on such code and open-source software may have unknown bugs, malfunctions and other security vulnerabilities, which could impact the performance and information security of our technology. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open-source code on unfavorable terms or at no cost. From time to time, we may face claims from the copyright holders of open-source software alleging copyright infringement and breach of contract for failure to meet the open source license terms, such as the failure to publicly disclose our proprietary code that is a derivative work of the open-source software. Additionally, the copyright holders of open-source software could demand release of the source code of any of our proprietary code that is a derivative work of the open-source software, or otherwise seek to enforce, have us specifically perform, or recover damages for the alleged infringement or breach of, the terms of the applicable open-source license. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change our games. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. If it were determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our game development efforts, any of which could harm our business. Open-source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel. Additionally, the shared nature of open-source software may increase the ability of cyberattackers to discover and exploit vulnerabilities, which may increase the likelihood of a data breach, ransomware, network interruption, or other type of cyberattack against us or against third parties who may use open-source software, such as our platform partners or key vendors, any of which could negatively impact our business.
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
Moreover, if we breach our obligations under existing or future licenses, we may be required to pay damages and our licensors might have the right to terminate the license or change an exclusive license to a nonexclusive license. Termination by a licensor would cause us to lose valuable rights and could inhibit our ability to commercialize future games, which would harm our business, results of operations and financial condition. In addition, certain intellectual property rights may be licensed to us on a nonexclusive basis. The owners of nonexclusively licensed intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
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
    We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or interrupted, our sales might also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. We also expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.
We are dependent on the future success of our Grand Theft Auto products, and we must continue to publish "hit" titles or sequels to such "hit" titles in order to compete successfully in our industry.
    Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are "hit" products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 14.7% of our net revenue for the fiscal year ended March 31, 2024, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 56.5% of our net revenue for the fiscal year ended March 31, 2024. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of "hit" titles account for a large portion of total revenue in our industry. "Hit" products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products.
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
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2024 accounted for 79.8% of our net revenue, with Sony, Apple, Google, and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
Furthermore, our customers may also be placed into bankruptcy, become insolvent, or be liquidated due to economic downturns, global credit contractions, or other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among large retailers. In addition, our results of operations may be adversely affected if certain of our customers who purchase on credit terms are no longer eligible to purchase on such terms due to their financial distress or lack of credit insurance, which may reduce the quantity of products they demand from us.

Content policies adopted by retailers, consumer opposition and litigation could negatively affect sales of our products.
    Retailers, including digital storefronts and platform partners, may decline to sell interactive entertainment software containing what they judge to be graphic violence, sexually explicit material, or other content that they deem inappropriate. If retailers decline to sell our products based on their opinion that they contain objectionable themes, graphic violence, sexually explicit material, or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence, sexual material, or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. An increase in the number of lawsuits filed by the families of victims of violence may trigger supplemental governmental scrutiny, damage our reputation, and negatively affect the sale of our products. Further, in 2019, the World Health Organization included "gaming disorder" in the 11th revision of the International Classification of Diseases, leading some to consider legislation and policies aimed at addressing this issue, and, more recently prompting lawsuits against many in the industry, including us. In addition, public dialogue concerning interactive entertainment may have an adverse impact on our reputation and our customers' willingness to purchase our products.
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
    We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we publish were found to contain undisclosed pertinent content, the ESRB could re-rate that game and change the associated content descriptors originally assigned, require us to recall the game and/or change the game or game packaging, and/or impose a fine on us. In addition, retailers could refuse to sell the game and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy such game, or demand that we refund their money and/or refrain from buying other games published by us. This could have a material negative effect on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines, and penalties, and our reputation could be harmed, which could affect sales of our other video games. If any of these were to occur, our business and financial performance could be significantly harmed.
Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (“IARC”) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product or may prevent its sale altogether in certain territories. Further, if one of our games is re‑rated for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.
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
As of March 31, 2024, we had $3,050.0 aggregate principal amount of outstanding senior notes ("Senior Notes") and a $500.0 revolving credit facility under the 2022 Credit Agreement with no outstanding borrowings. (Refer to Note 11 – Debt to our Consolidated Financial Statements, herein.)
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
We are required to comply with the covenants set forth in the indentures governing our outstanding indebtedness, including our Senior Notes, Convertible Notes, and 2022 Credit Agreement. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the holders of our indebtedness or the lenders under the 2022 Credit Agreement, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. Further, these covenants may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares, and acquiring or disposing of assets or businesses. Accordingly, we may be restricted from taking actions that we believe would be desirable and in the best interest of us and our stockholders. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
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
Game accounts and virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of game accounts or virtual items, such as virtual currency, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not in any way facilitate these transactions and do not generate any revenue from them. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:
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
•increasing costs we incur to develop technological measures to detect, prevent, and curtail unauthorized transactions;
•increasing costs we incur in pursuing enforcement action against the individuals and websites responsible for facilitating such unauthorized transactions;
•increasing risk of certain monetization practices in our games being erroneously deemed a form of gambling in certain jurisdictions by virtue of the existence of such authorized marketplaces;
•resulting in negative publicity or harm our reputation with players and partners; and
•increasing customer support costs to respond to dissatisfied players.
To discourage unauthorized purchases and sales of game accounts and virtual items, we state in our terms of service that the buying or selling of game accounts and virtual items from unauthorized third-party sellers may result in bans from our games or legal action. We periodically encounter such issues and expect to continue to do so. We have banned players as a result of such activities. We have also issued DMCA notices and filed lawsuits against third parties attempting to “sell” game accounts and virtual items from our games outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to detect, prevent or minimize these unauthorized or fraudulent transactions will be successful and that these actions will not increase over time.
Risks related to legal or regulatory compliance

Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could have a negative impact on our business.
    We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws affecting "net neutrality" or measures enacted in certain jurisdictions, for example as a result of the COVID-19 pandemic, could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S., and, following that decision, several states enacted net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
Additionally, our players generally need to access the Internet and in particular platforms such as the Apple App Store, the Google Play Store, Facebook, Snapchat or our website to play our mobile games. Companies and governmental agencies could block access to, impose restrictions on or require a license for any platform, our website or mobile applications for a number of reasons such as security or confidentiality concerns or regulatory reasons which may include, among other things, governmental restrictions on certain content in a particular country, requirements to establish a local presence in a particular jurisdiction, and a requirement that player information be stored on servers in a country within which we operate. Companies may also adopt policies that prohibit employees from accessing Apple, Google, Facebook and our website or any social platform. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.
Our business and products are subject to a variety of existing U.S. and foreign laws and regulations, many of which are unsettled and still developing, as well as potential new legislation, all of which could subject us to claims or otherwise harm our business.
As a global company, we are subject to a variety of regulations and laws in the U.S. and abroad, including regarding consumer protection (including the use of prepaid cards, online safety, and the protection of minors), subscriptions, advertising, electronic marketing, privacy (including verified parental consent and age assurance), biometrics, cybersecurity, data protection and data localization requirements, AI, online services, online gaming, anti-competition, freedom of speech, labor, real estate, taxation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities and regulatory bodies, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations, codes of practice, and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines, which in ascertain circumstances can be linked to a percentage of our global turnover. Any changes which we may introduce to our games in order to comply with these laws, regulations, codes of practice, and similar requirements, could make our games less attractive to our players, or cause us to change or limit our ability to sell our products in certain jurisdictions. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not be deemed to have violated any such laws and regulations.
    Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content and functionality included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the U.S., and adversely affect our business, financial condition and operating results. Other countries have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S. laws. In the U.S., proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to audiences under the ages of 17 or 18, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.
    In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Middle East, Asia, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes,” should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and vulnerable adults, and, if so, what such regulation should include. If new regulations are imposed, or other regulations are interpreted to apply to our social casino games or certain game mechanics, certain, or all, of our casino-themed games and games that include such game mechanics may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply.
Additionally, in July 2023, the trade body, the U.K. Interactive Entertainment Association, published industry guidance on loot boxes which is designed to address the concerns raised by the government in its response to a 2020 call for evidence into loot boxes and gambling like behavior. The guidance provides for a twelve-month implementation period. In addition, in Australia, the Guidelines for the Classification of Computer Games 2023 which are set to go into effect late 2024 would limit games containing “simulated gambling” features to adults aged 18 and over, and require games that do not contain simulated gambling, but which contain loot boxes, to be rated M (Mature), meaning they would only be recommended as being suitable for players aged 15 and over.
Furthermore, in June 2023, the Dutch Minister of Economic Affairs sent a letter to Parliament, outlining her Consumer Agenda, which included a ban on loot boxes in the E.U. and in the Netherlands and the amendment of legislation to characterize loot boxes as an unfair commercial practice. While details of this proposed ban remain unclear, the European Commission has confirmed that loot boxes are being considered as part of its current Fitness Check of E.U. consumer law on digital fairness which it is expected to complete later this year. In February 2023, an Austrian court ruled that loot boxes in one of our competitor’s video games constitute illegal gambling due, principally, to the existence of a secondary market for certain of the game's virtual items. Lastly, in April 2024, the Spanish Minister of Social Rights and Consumer Affairs referred to plans to promote the regulation of loot boxes in connection with a review of Spain's gambling laws. It is possible that other courts or regulatory agencies could adopt similar regulations or similarly broad interpretations of existing gambling laws to effectively regulate loot boxes in their jurisdiction as a form of gambling or otherwise as a prohibited commercial practice. In some of our games, such as CSR Racing 2, Dragon City, Empires & Puzzles, FarmVille 3, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic!, Monster Legends, NBA 2K, Top Eleven, Top Troops, WWE 2K, and Zynga Poker, certain mechanics may be deemed as “loot boxes.”
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
    We are subject to certain privacy and data protection laws, including those in the U.S. Certain activities related to processing the personal data of individuals in the U.K. and E.U. are conducted by our U.K.-based data controller or our local entities in the E.U. The U.S. Children's Online Privacy Protection Act also regulates the collection, use, and disclosure of personal information from children under 13 years of age, and age-based privacy laws can apply to how we collect and use personal information or provide certain game features to players up to 18 years of age. Failure to comply with privacy and data protection laws or age restrictions may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.

    Privacy and data protection laws and industry terms are rapidly changing and likely will continue to do so for the foreseeable future, which may be difficult to comply with and which could have a negative impact on or materially change our approach to the sale and marketing of our products. For example, the E.U. General Data Protection Regulation ("GDPR") and the UK Data Protection Act 2018 ("DPA 2018") both became effective in May 2018. GDPR and DPA 2018 apply to us because we receive and process the personal information of individuals in the E.U. and the U.K., and we maintain certain local entities in the E.U. and the U.K. responsible for processing personal information. GDPR and DPA 2018 contain significant penalties for non-compliance, which have been imposed by regulators. In addition, the E.U. Digital Services Act (“DSA”) became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. Countries in the E.U. are still enacting national laws that correspond to certain portions of the GDPR. The U.K. also implemented an Age Appropriate Design Code that applies to how personal data is used for individuals up to age 18. In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and applies to processing of personal information of California residents. California also enacted the California Privacy Rights Act ("CPRA"), which updates the CCPA. Fifteen other U.S. states have enacted comprehensive privacy laws, and other states are considering similar privacy or data protection laws that may apply to us. The U.S. government, including the FTC and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area, including a draft Federal comprehensive privacy law, updates to existing children's privacy laws that may expand the scope of coverage, and online safety laws.
Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. Further, and most notably in the mobile ecosystem, companies that provide the platforms on which our games are played are changing the terms on how publishers can collect and use personal data obtained from users on those platforms.
    Player use of our games is subject to our privacy policy and terms of service ("TOS"). If we fail to comply with our posted privacy policy or TOS, or if we fail to comply with existing privacy or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition, and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.
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
    As our industry grows, we have been, and may be, subject to an increasing amount of litigation that is common in the software industry based on allegations of infringement or other alleged violations of patent, copyright, or trademarks. In addition, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the intellectual property rights of others with both the growth of online functionality and advances in technology, game content and software graphics as games become more realistic. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.
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
    We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate or tax payable could be adversely affected by a variety of factors, including changes in the business, the mix and level of earnings between countries with differing statutory tax rates, changes in the realizability of deferred tax assets, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed estimates, our income tax provision and net income or loss could be materially affected.
We have recorded a valuation allowance against the majority of our deferred tax assets due to uncertainty with respect to their realization. We expect to provide for a valuation allowance until other significant positive evidence arises that suggests that the benefits associated with the deferred tax assets are more likely than not to be realized.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to IRC Section 174. Although Congress is considering legislation that would modify the capitalization and amortization requirement, we have no assurance that the requirement will be deferred, repealed, or otherwise modified. It is possible that a change in the requirement could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
In addition, the American Rescue Plan Act of 2021 (“ARPA”) provides for numerous tax and other stimulus measures, one of which will expand the limitation of compensation deductions for certain covered employees of publicly held corporations to also include the next five highly compensated employees. This limitation will be effective for us beginning April 1, 2027.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT became effective for the fiscal year ended March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We estimate no tax liability relating to the CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us and agreed to implement a global minimum tax regime, referred to as Pillar Two, intended to conform to the new and evolving Organisation for Economic Cooperation and Development ("OECD") guidelines. Countries may enact Pillar Two differently than the OECD model rules and on different timelines. For instance, on December 15, 2022, the E.U. Member States formally adopted the E.U.'s Pillar Two Directive requiring E.U. members to implement legislation. On July 11, 2023, the U.K. similarly enacted legislation. Pillar Two is generally effective for years beginning on or after January 1, 2024 in the E.U. and U.K. Although the U.S. has not yet enacted Pillar Two legislation, it is expected that many other countries will also implement similar legislation with varying effective dates in the future. Many aspects of Pillar Two are effective for the fiscal year ended March 31, 2025. It is possible that Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than the 15% minimum rate and could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods. Additionally, certain jurisdictions have modified or are seeking to modify their tax incentives to align with the Pillar Two criteria. Changes, or the failure to change tax incentive provisions could have an adverse impact. We will continue to monitor legislative and regulatory developments to assess potential impact. In addition, an increasing number of countries have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.
We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2024, 38.7% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, such as the Russia-Ukraine war and the Israel-Hamas war, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
    Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions, such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, could reduce consumer spending. Natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change, adverse weather conditions, and other reasons beyond our control could further reduce discretionary spending on entertainment activities and products. Reduced consumer spending has and may in the future continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. Moreover, we maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If the financial conditions affecting the banking industry and financial markets cause additional banks and financial institutions to enter receivership or become insolvent, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.
In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. As a result of geopolitical conditions, our counterparty credit risk may be particularly exacerbated, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.
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
We may issue equity or equity-based securities in the future to facilitate acquisitions or strategic transactions, as we did in connection with our acquisition of Zynga and as we intend to do in connection with our pending acquisition of Gearbox, to adjust our ratio of debt to equity, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
Catastrophic events and climate change may have a long-term impact on our business.
Natural disasters, cyber incidents, weather events, wildfires, power disruptions, telecommunications failures, pandemics, health crises and other public health events, failed upgrades of existing systems or migrations to new systems, acts of terrorism, geopolitical conflict (such as the Russia-Ukraine war and the Israel-Hamas war), or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services all of which could materially impact our reputation and brand, financial condition and operating result.
Furthermore, climate change could result in an increase in the frequency or severity of natural disasters, such as earthquakes, fires, floods, or significant power outages and other catastrophic events. Such events may adversely impact critical infrastructure, have the potential to disrupt our business, our third-party suppliers, or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, rapidly changing customer and regulatory requirements, along with stakeholder expectations, to reduce carbon emissions and otherwise to reduce our environmental footprint could increase our costs of operations to comply or present a risk of loss of business, if we are not able to meet those requirements.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, world events, such as the Russia-Ukraine war and the Israel-Hamas war , could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Our business operations depend on the availability, integrity and secure processing, storage, and transmission of confidential and sensitive information, including personal information, digitally and through interconnected systems, including those of our vendors, service providers and other third parties on which we rely. Consequently, we maintain a formal information security program, including physical, technical and administrative safeguards, to prevent and mitigate the risks posed by cybersecurity threats and incidents and to identify, analyze, address, mitigate and remediate those incidents that do occur. As part of our program:
a.we regularly review and update at least annually our standard policies and procedures related to information technology and analyze those policies against the standards and controls that we believe are most relevant to our Company set by organizations such as the National Institute of Standards and Technology (NIST) cybersecurity framework and the International Organization for Standardization (ISO);

b.we maintain a dedicated cybersecurity team under the direction of our Chief Technology Officer (CTO) and supported by our Chief Information Security Officer (CISO), each of whom has expertise related to data and network security, data governance and risk management;
c.we regularly test our internal IT controls;
d.we regularly conduct internal vulnerability assessments as well as third-party penetration tests;
e.we maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our information systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf;
f.we conduct pre-engagement and recurring reviews of the security controls and security-compliance posture of applicable third-party service providers;
g.all employees are required to complete periodic trainings that cover security and privacy best practices and company policies;
h.we have prepared and regularly review and test our business continuity, disaster recovery and other back-up plans, including as they relate to cybersecurity incidents; and
i.we perform periodic simulations of attack scenarios by an internal “Red Team” to test the efficacy of both security controls and our tactical incident response procedures.
We also work with third-party cybersecurity and data privacy professionals as part of the design and implementation of our information security program, including our auditors, independent assessors (for example, for penetration testing) of our cybersecurity program, internal and external legal counsel, and other consultants.
We have a documented incident monitoring, escalation and reporting process and procedure that we believe to be effective in detecting and analyzing cyber incidents as they occur to determine appropriate response action and reporting, including the materiality of any such incidents to our financial condition and operations. This process includes:
a.continual monitoring of our systems and logs by both dedicated cybersecurity internal and outsourced staff;
b.immediate escalation to and review by our CISO of certain signals, including evidence of external threat actors, ransomware attacks, data exfiltration, identity compromise or unusual requests from management or certain departments;
c.if deemed appropriate, reporting by our CISO to the Company’s Management and its Disclosure Committee, comprised of multi-disciplinary senior leaders across the organization, including representatives of our accounting, human resources, finance, information technology and legal functions, and consultation with internal and external legal counsel, for further review and determination of the scope and materiality of the incident or incidents, including whether public disclosure is appropriate or required; and
d.informing the Audit Committee of our Board of Directors (the “Board”) of significant or material cybersecurity incidents, as appropriate.
All incidents are documented and recorded and catalogued for further review by the CISO and their team. Incidents that are deemed to be significant and/or rise to the level of a “security breach” are documented in a security incident register as part of our established vulnerability monitoring and incident response procedures.
While we, our clients and our vendors are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report. We have faced—and in the future may face—sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyberattacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which may remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity , we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and we generally expect to incur additional costs related to cybersecurity protections in the future.
In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost client revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services, client dissatisfaction, reputational harm, and loss of investor confidence. See Item 1A, Risk Factors, for more information on the cybersecurity threats facing our Company.
Governance
Our Board actively oversees our risk management activities both directly and through its committees and considers various risk topics throughout the year, including, through the Audit Committee, cybersecurity and information security risk management and controls. As part of its oversight function, the Board, directly and through its Audit Committee, oversees the Company’s risk assessment and risk management policies, including related to cybersecurity. At least semi-annually (with respect to the Audit Committee) and annually (with respect to the Board), our CTO and CISO report to the Audit Committee or the Board addressing a broad range of topics, including significant cybersecurity incidents that have occurred, if any, since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.
Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through an enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our CTO and CISO have primary responsibility for managing our information security program and efforts, including with respect to cybersecurity. They work closely with key stakeholders, including internal committees such as our Cyber Steering Group, peer institutions, and industry groups, in order to manage cybersecurity and information security risk. Our internal audit team is responsible for testing and auditing our information-technology internal controls. In addition, leaders from our communications, finance, legal and risk teams participate in incident response training, including tabletop exercises, designed to enhance our ability to respond to cybersecurity incidents quickly, efficiently and with the appropriate degree of urgency.
We believe our information technology team to be well-qualified in this area. These qualifications include collective decades of professional experience in the field, in both private enterprise and government, and relevant training and certifications, such as Certified Information Systems Security Professional (CISSP) certification, ISO 27001 certification, and other technical cybersecurity certifications from ISC2, the SANs Institute and OffSec as well as recent participation in IT and cybersecurity programs organized by leading educational institutions with expertise in the field.
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
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Oakville, Montreal, Parksville, Toronto, and Vancouver, Canada; Chengdu, Beijing, Hong Kong, and Shanghai, China; Prague, Czech Republic; Helsinki, Finland; Cesson-Sévigné and Paris, France; Munich and Berlin, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Amsterdam and The Hague, Netherlands; Belgrade, Serbia; Singapore; Seoul, South Korea; Barcelona, Madrid, and Valencia, Spain; Luzerne, Switzerland; Taipei, Taiwan; Istanbul, Turkey; Birmingham, Brighton, Dundee, London, Lincoln, and Leeds, United Kingdom; and, in the United States: Agoura Hills, Carlsbad, Foothill

Ranch, Irvine, Los Angeles, Petaluma, Moorpark, San Francisco, San Jose, San Mateo, and San Rafael, California; Chicago, Illinois; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Eugene, Oregon; Austin, Texas; and Kirkland and Seattle, Washington.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 324 as of May 6, 2024.
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
    During the fiscal years ended March 31, 2024, 2023, and 2022, we repurchased 0.0, 0.0, and 1.3 shares of our common stock in the open market, respectively, for $0.0, $0.0, and $200.0, respectively, including commissions, as part of the program. As of March 31, 2024, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2024:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2024	—	—	—	10.0
February 1 - 28, 2024	—	—	—	10.0
March 1 - 31, 2024	—	—	—	10.0
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

Impairments
During the fiscal year ended March 31, 2024, we recognized Goodwill impairment charges of $2,342.1, representing a partial impairment related to one of our reporting units, and we recognized impairment charges of $577.4 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies in response to those conditions. Key assumptions and estimates used in deriving the fair values of these assets are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate (refer to Note 9 - Goodwill and Intangible Assets, Net). Future changes in those key assumptions and estimates could result in additional impairments.
During the fiscal year ended March 31, 2024, we also recognized impairment charges related to our Software development costs and licenses of $109.9, of which $88.2 related to title cancellations as part of our cost reduction program (refer to Note 7 - Software Development Costs and Licenses and Note 21 - Business Reorganization).
Debt Transactions
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 ("the 2028 Notes"). On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes. The additional 2026 Notes and additional 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture (refer to Note 11 - Debt).
Our senior notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023 for the 2026 Notes and 2028 Notes. During the fiscal year ended March 31, 2024, we made interest payments of $137.0 for our various debt obligations.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 3.300% Senior Notes due 2024 (the "2024 Notes"), with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining $350.0 of principal amount of our 2024 Notes on their maturity date on March 28, 2024, with proceeds received from the issuance of the New Notes. During the fiscal year ended March 31, 2024, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Consolidated Statement of Operations.
Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases. Our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 14.7% of our net revenue for the fiscal year ended March 31, 2024. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
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
The economic environment has affected our customers in the past and may do so in the future. There has been increased consolidation in our industry, as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. Also, bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivable and the concentration of purchasing power among the remaining large retailers.
    Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 40.5% of our net revenue by product platform for the fiscal year ended March 31, 2024. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for interactive entertainment used on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, and in-game purchases, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 95.6% of our net revenue for the fiscal year ended March 31, 2024. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
A significant portion of our mobile titles are distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our mobile net revenue generally generates a lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between mobile and other game sales may affect our gross margin percentage. We are also expanding our direct-to-consumer efforts more meaningfully across our mobile portfolio to enhance profitability.
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
Content Release Highlights
    During fiscal year 2024, 2K released WWE 2K24, LEGO 2K Drive and NBA 2K24; Zynga released Match Factory! and Top Troops; and Private Division released Penny's Big Breakaway.
During fiscal year 2025 to date, 2K released TopSpin 2K25 and Private Division released No Rest for the Wicked early access on PC. Rockstar plans to release Grand Theft Auto VI in the Fall of calendar 2025.
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long term.
Fiscal 2024 Financial Summary
Our net revenue for the fiscal year ended March 31, 2024 was essentially flat year-on-year at $5,349.6, a decrease of $0.3 or 0.0% compared to the fiscal year ended March 31, 2023 and included net revenue of $2,390.9 from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including top contributors Toon Blast, our hyper-casual mobile portfolio, Empires & Puzzles, Merge Dragons!, and Words With Friends, as well as a variety of our top franchises, primarily NBA 2K, Grand Theft Auto, Red Dead Redemption, and WWE 2K.
    Our operating loss for the fiscal year ended March 31, 2024 was $3,590.6 compared to operating loss of $1,165.2 for fiscal year ended March 31, 2023, primarily due to Goodwill impairment charges of $2,342.1, representing a partial impairment related to one of our reporting units. For the fiscal year ended March 31, 2024, our net loss was $3,744.2, as compared to net loss of $1,124.7 in the prior year. Diluted loss per share for the fiscal year ended March 31, 2024 was $22.01, as compared to Diluted loss per share of $7.03 for the fiscal year ended March 31, 2023.
    At March 31, 2024, we had $1,102.0 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,234.6 at March 31, 2023. The decrease was primarily due to Net cash used in financing activities, primarily related to net share settlements of our restricted stock awards and payment of contingent earn-outs for prior acquisitions, partially offset by issuance of common stock and our net debt activity. The debt activity included proceeds from the issuance of 2026 Notes and

2028 Notes offset by our repayment of 2024 Notes and Term Loan (refer to Note 11 - Debt). To a lesser extent, the decrease was also due to i) Net cash used in investing activities, which was due primarily to the purchase of fixed assets and our individually immaterial acquisitions and investments, offset by our sales and maturities of available for sale securities, and ii) Net cash used in operating activities, which was due primarily to investments in software development and licenses, partially offset by sales of our products.
Critical Accounting Policies and Estimates
    Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill and intangible assets; valuation and recognition of stock-based compensation; and income taxes. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
    We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2024	2023	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$5,333.0	$5,283.6	$49.4	0.9%
    For the fiscal year ended March 31, 2024, Net Bookings increased by $49.4 as compared to the prior year. The increase was primarily due to an increase in Net Bookings of $247.5 from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including from our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 20 - Acquisitions), and our other top contributors Toon Blast, Empires & Puzzles, Words with Friends, and Merge Dragons!, as well as an increase in Net Bookings from our Grand Theft Auto and Red Dead Redemption franchises, including our August 2023 release of Red Dead Redemption and Undead Nightmare. This increase was partially offset by a decrease in Net Bookings from Tiny Tina's Wonderlands, which released in March 2022, The Quarry, which released in June 2022, and our Sid Meier's Civilization, PGA TOUR 2K, the latest installment of which, PGA TOUR 2K23 released in October 2022, and NBA 2K franchises.

Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. For the comparison of fiscal year 2023 to fiscal year 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2023.
The following table sets forth, for the periods indicated, our statements of operations, net revenue by geographic region, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2024		2023		2022
Total net revenue	$5,349.6	100.0%	$5,349.9	100.0%	$3,504.8	100.0%
Cost of revenue	3,107.8	58.1%	3,064.6	57.3%	1,535.4	43.8%
Gross profit	2,241.8	41.9%	2,285.3	42.7%	1,969.4	56.2%
Selling and marketing	1,550.2	29.0%	1,586.5	29.7%	516.4	14.7%
Research and development	948.2	17.7%	887.6	16.6%	406.6	11.6%
General and administrative	716.1	13.4%	839.5	15.7%	510.9	14.6%
Depreciation and amortization	171.2	3.2%	122.3	2.3%	61.1	1.7%
Goodwill impairment	2,342.1	43.8%	—	—%	—	—%
Business reorganization	104.6	1.9%	14.6	0.3%	0.8	—%
Total operating expenses	5,832.4	109.0%	3,450.5	64.5%	1,495.8	42.7%
(Loss) income from operations	(3,590.6)	(67.1)%	(1,165.2)	(21.8)%	473.6	13.5%
Interest and other, net	(103.6)	(1.9)%	(141.9)	(2.7)%	(14.2)	(0.4)%
(Loss) gain on fair value adjustments, net	(8.6)	(0.2)%	(31.0)	(0.6)%	6.0	0.2%
(Loss) income before income taxes	(3,702.8)	(69.2)%	(1,338.1)	(25.0)%	465.4	13.3%
Provision for (benefit from) income taxes	41.4	0.8%	(213.4)	(4.0)%	47.4	1.4%
Net (loss) income	$(3,744.2)	(70.0)%	$(1,124.7)	(21.0)%	$418.0	11.9%

	Fiscal Year Ended March 31,
	2024		2023		2022
Net revenue by platform:
Mobile	$2,748.0	51.4%	$2,538.6	47.5%	$403.4	11.5%
Console	2,167.3	40.5%	2,303.8	43.0%	2,528.9	72.2%
PC and other	434.3	8.1%	507.5	9.5%	572.5	16.3%
Net revenue by distribution channel:
Digital online	$5,112.2	95.6%	$5,085.7	95.1%	$3,149.0	89.8%
Physical retail and other	237.4	4.4%	264.2	4.9%	355.8	10.2%
Net revenue by content:
Recurrent consumer spending	$4,213.5	78.8%	$4,180.4	78.1%	$2,271.2	64.8%
Full game and other	1,136.1	21.2%	1,169.5	21.9%	1,233.6	35.2%
Fiscal Years ended March 31, 2024 and 2023

	2024	% of net revenue	2023	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Total net revenue	$5,349.6	100.0%	$5,349.9	100.0%	$(0.3)	—%
Game intangibles	1,301.1	24.3%	1,169.7	21.9%	131.4	11.2%
Product costs	756.6	14.1%	714.0	13.3%	42.6	6.0%
Internal royalties	397.6	7.4%	438.9	8.2%	(41.3)	(9.4)%
Software development costs and royalties(1)	346.7	6.5%	435.1	8.1%	(88.4)	(20.3)%
Licenses	305.8	5.8%	306.9	5.7%	(1.1)	(0.4)%
Cost of revenue	3,107.8	58.1%	3,064.6	57.3%	43.2	1.4%
Gross profit	$2,241.8	41.9%	$2,285.3	42.7%	$(43.5)	(1.9)%
(1) Includes $24.4 and $(9.5) of stock-based compensation expense in fiscal year 2024 and 2023, respectively.

    For the fiscal year ended March 31, 2024, net revenue decreased by $0.3, as compared to the prior year. The decrease was due primarily to a decrease in net revenue of $58.0 from Tiny Tina's Wonderlands, which released in March 2022, $44.2 from The Quarry, which released in June 2022, $38.9 from our Sid Meier's Civilization franchise, and $30.0 from our NBA 2K franchise. The decrease was partially offset by an increase in net revenue of (i) $225.7 from Zynga, which we acquired in May 2022 (refer to Note 20 - Acquisitions), including top contributors Toon Blast, our hyper-casual mobile portfolio, which benefited from our November 2022 acquisition of Popcore (refer to Note 20 - Acquisitions), Empires & Puzzles, Merge Dragons!, and Words with Friends, and (ii) $41.0 from our Red Dead Redemption franchise, including our August 2023 release of Red Dead Redemption and Undead Nightmare.
    Net revenue from mobile increased by $209.4 and accounted for 51.4% of our total net revenue in the fiscal year ended March 31, 2024, as compared to 47.5% in the prior year. The increase was due to an increase in net revenue of $205.2 from Zynga, including top contributors Toon Blast, our hyper-casual mobile portfolio, Empires & Puzzles, Merge Dragons!, and Words with Friends, as well as an increase in our Grand Theft Auto franchise, partially offset by a decrease in Two Dots and our WWE 2K franchise. Net revenue from console games decreased by $136.5 and accounted for 40.5% of our total net revenue in the fiscal year ended March 31, 2024, as compared to 43.0% in the prior year. The decrease was due to a decrease in net revenue from The Quarry, Tiny Tina's Wonderlands, our Grand Theft Auto, NBA 2K, PGA TOUR 2K, the latest installment of which, PGA TOUR 2K23 released in October 2022, Mafia, and Borderlands franchises, partially offset by an increase in net revenue from our Red Dead Redemption franchise and LEGO 2K Drive, which released in May 2023. Net revenue from PC and other decreased by $73.2 and accounted for 8.1% of our total net revenue in the fiscal year ended March 31, 2024, as compared to 9.5% in the prior year. The decrease was due to a decrease in net revenue from our Sid Meier's Civilization franchise; Tiny Tina's Wonderlands; our NBA 2K franchise; The Quarry; our Borderlands franchise; Marvel's Midnight Suns, which released in December 2022; and our XCOM and Red Dead Redemption franchises, partially offset by an increase in net revenue of $20.6 from Zynga, including top contributors Hit It Rich and Zynga Poker, and our Grand Theft Auto franchise.
    Net revenue from digital online channels increased by $26.5 and accounted for 95.6% of our total net revenue for the fiscal year ended March 31, 2024, as compared to 95.1% in the prior year. The increase was due to an increase in net revenue of $226.2 from Zynga, including top contributors Toon Blast, our hyper-casual mobile portfolio, Empires & Puzzles, Merge Dragons!, and Words with Friends, as well as an increase in net revenue from our Red Dead Redemption franchise. These increases were partially offset by a decrease in net revenue from Tiny Tina's Wonderlands, our Sid Meier's Civilization franchise and The Quarry. Net revenue from physical retail and other channels decreased by $26.8 and accounted for 4.4% of our total net revenue for the fiscal year ended March 31, 2024, as compared to 4.9% for the prior year. The decrease was due to a decrease in net revenue from our NBA 2K franchise; The Quarry, Marvel's Midnight Suns, our PGA TOUR 2K franchise, and Tiny Tina's Wonderlands. These decreases were partially offset by an increase in net revenue from our Red Dead Redemption franchise and LEGO 2K Drive.
    Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $33.1 and accounted for 78.8% of net revenue for the fiscal year ended March 31, 2024, as compared to 78.1% for the prior year. The increase was due to an increase in net revenue of $224.5 from Zynga, including top contributors Toon Blast, our hyper-casual mobile portfolio, Empires & Puzzles, Merge Dragons!, and Words With Friends, partially offset by a decrease in net revenue from our Grand Theft Auto franchise, Tiny Tina's Wonderlands, our NBA 2K franchise, Two Dots, and our Sid Meier's Civilization franchise. Net revenue from full game and other decreased by $33.4 and accounted for 21.2% of net revenue for the fiscal year ended March 31, 2024, as compared to 21.9% for the prior year. The decrease was due to a decrease in net revenue from The Quarry, Tiny Tina's Wonderlands, our Sid Meier's Civilization, PGA TOUR 2K, and Mafia franchises, partially offset by an increase in net revenue from our Grand Theft Auto and Red Dead Redemption franchises, and LEGO 2K Drive.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2024 was 41.9%, as compared to 42.7% in the prior year. The percentage decrease was due primarily to higher amortization related to intangible assets related to our Zynga acquisition, including a $577.4 impairment charge (refer to Note 9 - Goodwill and Intangible Assets, net) partially offset by lower internal royalties due to the timing of when royalties are earned.
    Changes in foreign currency exchange rates increased net revenue and gross profit by $10.2 and $3.5, respectively, in the fiscal year ended March 31, 2024 as compared to the prior year.

Operating Expenses

	2024	% of net revenue	2023	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$1,550.2	29.0%	$1,586.5	29.7%	$(36.3)	(2.3)%
Research and development	948.2	17.7%	887.6	16.6%	60.6	6.8%
General and administrative	716.1	13.4%	839.5	15.7%	(123.4)	(14.7)%
Depreciation and amortization	171.2	3.2%	122.3	2.3%	48.9	40.0%
Goodwill impairment	2,342.1	43.8%	—	—%	2,342.1	100.0%
Business reorganization	104.6	1.9%	$14.6	0.3%	90.0	616.4%
Total operating expenses	$5,832.4	109.0%	$3,450.5	64.5%	$2,381.9	69.0%
    Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$95.3	$95.2
Research and development	104.4	116.6
General and administrative	111.5	115.5
    Foreign currency exchange rates increased total operating expenses by $19.5 for the fiscal year ended March 31, 2024 as compared to the prior year.
Selling and marketing
    Selling and marketing expenses decreased by $36.3 for the fiscal year ended March 31, 2024 as compared to the prior year period, due primarily to lower amortization related to intangible assets offset by an increase in personnel expense due to increased headcount, including as a result of our Zynga acquisition.
Research and development
    Research and development expenses increased by $60.6 for the fiscal year ended March 31, 2024, as compared to the prior year period, due primarily to increases in personnel expenses due to increased headcount, including related to our acquisition of Zynga. These increases were partially offset by lower production and development expenses primarily due to a reduction in the number of titles in development at certain studios as a result of our ongoing development pipeline management process and additional capitalization of costs for development on titles having established technological feasibility compared to the prior year.
General and administrative
    General and administrative expenses decreased by $123.4 for the fiscal year ended March 31, 2024, as compared to the prior year period, due to a decrease in professional fees related to our acquisition and integration of Zynga, a right-of-use asset impairment expense related to Zynga's San Francisco office (see Note 13 - Leases) in the prior year with no corresponding expense in the current year, a reduction of expense in the current year as compared to the prior year related to updating the fair value of contingent earn-out liability related to our acquisition of Nordeus, and a decrease in the fair value of the contingent earn-out liability related to our acquisition of Popcore. These decreases were partially offset by an increase in personnel expense due to increased headcount as well as an increase in IT-related expenses for cloud-based services and IT infrastructure.
    General and administrative expenses for the fiscal years ended March 31, 2024 and 2023 include occupancy expense (primarily rent, utilities and office expenses) of $69.9 and $66.8, respectively, related to our development studios.
Depreciation and amortization
    Depreciation and amortization expenses increased by $48.9 for the fiscal year ended March 31, 2024, as compared to the prior year period, due primarily to leasehold improvements for office buildouts, acquired intangible assets, and depreciation expense related to Zynga.
Goodwill impairment
Goodwill impairment expense was $2,342.1 for the fiscal year ended March 31, 2024 due to a partial impairment recognized related to one of our reporting units (refer to Note 9 - Goodwill and Intangible Assets, Net), with no corresponding expense in the prior year.

Business reorganization
Business reorganization expense increased by $90.0 for the fiscal year ended March 31, 2024, as compared to the prior year period, due primarily to titles cancelled as part of our approved cost reduction program.
Interest and other, net

	2024	% of net revenue	2023	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$62.3	1.2%	$33.8	0.6%	$28.5	84.3%
Interest expense	(140.6)	(2.6)%	(129.6)	(2.4)%	(11.0)	8.5%
Foreign currency exchange gain (loss)	(28.6)	(0.5)%	(31.8)	(0.6)%	3.2	(10.1)%
Other	3.3	0.1%	(14.3)	(0.3)%	17.6	(123.1)%
Interest and other, net	$(103.6)	(1.9)%	$(141.9)	(2.7)%	$38.3	(27.0)%
    Interest and other, net was expense of $103.6 for the fiscal year ended March 31, 2024, as compared to $141.9 for the fiscal year ended March 31, 2023. The net decrease was due primarily to an increase in interest income primarily due to increases in interest rates, a gain on debt extinguishment recognized on the partial repayment of our 2024 Notes, a decrease in interest expense related to our bridge loan commitment in connection with our acquisition of Zynga in the prior year, and a decrease in foreign currency losses. These decreases in expense were partially offset by an increase in interest expense related to our debt transactions (refer to Note 11 - Debt).
Loss on fair value adjustments, net
Loss on fair value adjustments, net for the fiscal year ended March 31, 2024 was a loss of $8.6 compared to a loss of $31.0 in the prior year period. The change was due primarily to a prior year loss for the increase in fair value of our Convertible Notes, partially offset by a prior year gain related to our Capped Calls, both as result of our Zynga Acquisition (refer to Note 11 - Debt and Note 20 - Acquisitions).
Provision for income taxes
    Our income tax expense was $41.4 for the fiscal year ended March 31, 2024 as compared to a benefit from income taxes of $213.4 for the fiscal year ended March 31, 2023.
    When compared to the statutory rate of 21%, the effective tax rate of (1.1)% for the fiscal year ended March 31, 2024 was due primarily to an expense of $474.7 from nondeductible goodwill impairments, $337.2 from an increase in the U.S. valuation allowance expense, $41.6 from an increase in the foreign valuation allowance expense, $39.0 from our geographic mix and foreign earnings, and $29.2 from a decrease in the net deferred tax asset relating to the Swiss cantonal basis step-up (as noted below) partially offset by a $63.3 benefit from tax credits anticipated to be utilized and $32.7 benefit from changes in reserves due to statute lapses.
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
The effective tax rate in the current year was lower compared to the prior year primarily due to increased expense from nondeductible goodwill impairments, increased expense related to an increase in our valuation allowance, decreased benefits from tax credits, and the impact of geographic mix and foreign earnings.
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

The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), ARPA expands the limitation to cover the next five most highly compensated employees. ARPA did not have a material impact on our Consolidated Financial Statements for the fiscal year ended March 31, 2024. We continue to evaluate the potential impact ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT was effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We estimate no tax liability relating to the CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
The Organization for Economic Co-operation and Development (”OECD”) has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. It is possible that Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than the 15% minimum rate. We will continue to evaluate the potential impact Pillar Two may have on our operations and Consolidated Financial Statements in future periods.
Switzerland's Federal Act on Tax Reform and AVH Financing ("TRAF") abolished preferential tax regimes for holding companies, domicile companies, and mixed companies at the cantonal level. The TRAF allows the cantons to establish transition rules, the implementation of which may be subject to a ruling from the canton. For the fiscal year ended March 31, 2024, we recorded a net tax expense of $29.2 due to an increase in the valuation of allowance of $81.3 offset by an increase in the deferred tax asset of $52.1 relating to the Swiss cantonal basis step-up, as it is more-likely-than-not that such deferred tax assets would not be realized.
As of March 31, 2024, we had gross unrecognized tax benefits, including interest and penalties, of $276.3, of which $167.9 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2024, gross unrecognized tax benefits decreased by $18.5.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2021 and state income tax returns for periods prior to the fiscal year ended March 31, 2020. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2022.
Net loss and loss per share
    For the fiscal year ended March 31, 2024, net loss was $3,744.2, as compared to a net loss of $1,124.7 in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2024 was $22.01, as compared to basic and diluted loss per share of $7.03 for the fiscal year ended March 31, 2023. Basic weighted average shares of 170.1 were 10.2 higher due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year. See Note 12 - (Loss) Earnings Per Share to our Consolidated Financial Statements for additional information.
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
Short-term Investments
    As of March 31, 2024, we had $22.0 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may place additional short-term investments depending on future market conditions and liquidity needs.

Senior Notes
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 ("the 2028 Notes"). On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes. The additional 2026 Notes and additional 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture (refer to Note 11 - Debt).
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the fiscal year ended March 31, 2024, we made interest payments of $135.2. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt. Subject to market conditions, we currently intend to refinance the 2025 Notes prior to maturity.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining $350.0 of principal amount of our 2024 Notes on its maturity date on March 28, 2024, with proceeds received from the New Notes. During the fiscal year ended March 31, 2024, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Consolidated Statement of Operations.
Credit Agreement
    On May 23, 2022, we entered into an unsecured Credit Agreement (as amended, the "2022 Credit Agreement"), which replaced in its entirety the Company's prior Credit Agreement, dated as of February 8, 2019, which was paid off in full and terminated. The 2022 Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement). On May 16, 2024, we increased the total commitments under the facility to $750.0 pursuant to the 2022 Credit Agreement's incremental provisions, leaving no further uncommitted incremental capacity.
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at March 31, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.33% at March 31, 2024, which rates are determined by the Company's credit rating.
As of March 31, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $497.7 available for additional borrowings.
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2024.
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
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.8%, 79.6% and 79.0% of net revenue during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. As of March 31, 2024, and 2023, five customers comprised 69.9% and 61.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 57.7% and 50.3% of such balance at March 31, 2024, and 2023, respectively. We had three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024, and three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2024, and 2023. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
    We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of March 31, 2024, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $629.6. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the fiscal years ended March 31, 2024, 2023, and 2022, we repurchased 0.0, 0.0, and 1.3 shares of our common stock, respectively, in the open market for $0.0, $0.0, and $200.0, respectively, including commissions as part of the program. As of March 31, 2024, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net cash (used in) provided by operating activities	$(16.1)	$1.1	$258.0
Net cash (used in) provided by investing activities	(28.2)	(2,876.3)	139.2
Net cash (used in) provided by financing activities	(91.4)	1,930.3	(256.8)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.1	(15.9)	(5.2)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(132.6)	$(960.8)	$135.2
    At March 31, 2024, we had $1,102.0 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,234.6 at March 31, 2023. The decrease was primarily due to Net cash used in financing activities, primarily related to net share settlements of our restricted stock awards and payment of contingent earn-outs for prior acquisitions, partially offset by issuance of common stock and our net debt activity. The debt activity included proceeds from the issuance of 2026 Notes and 2028 Notes offset by our repayment of 2024 Notes and Term Loan (refer to Note 11 - Debt). To a lesser extent, the decrease was also due to i) Net cash used in investing activities which was due primarily to the purchase of fixed assets and our immaterial acquisitions and investments, offset by our sales and maturities of available for sale securities, and ii) Net cash used in operating activities, which was due primarily to investments in software development and licenses, partially offset by sales of our products.
Commitments
    Refer to Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2025, we anticipate capital expenditures to be $140.
Off-Balance Sheet Arrangements
    As of March 31, 2024 and 2023, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2024, 2023, and 2022, 38.7%, 37.2%, and 40.1%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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
    As of March 31, 2024, we had $22.0 of short-term investments, which included $0.0 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive loss (income), in Stockholders' equity. We also had $754.0 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2024.
    Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at our election of (a) 0.000% to 0.625% above a certain base rate (8.50% at March 31, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.33% at March 31, 2024, which are determined by the Company's credit rating. At March 31, 2024, there were no outstanding borrowings under our 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. In particular, during the six months ended September 30, 2023, there was a significant devaluation of the Turkish Lira against the U.S. Dollar, which negatively affected our results. It is possible that further devaluations could occur, which would have a negative impact on our results. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2024 and 2023, our foreign currency translation adjustment was a gain of $6.7 and a loss of $58.9, respectively. We recognized foreign currency exchange transaction losses of $28.6, $31.8, and $7.3 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
    We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2024, we had $72.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $243.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2023, we had $51.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $224.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2024, 2023 and 2022, we recorded a gain of $5.3, a loss of $15.1, and a gain of $5.9, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2024 and 2023, the fair values of these outstanding forward contracts were immaterial and were included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the fiscal year ended March 31, 2024, 38.7% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2024, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.
    Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2024, no Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2024. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2024). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 58 of this Report.
(ii)Financial Statement Schedule. See Note 19 - Supplementary Financial Information to our Consolidated Financial Statements.
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
2.1	Share Purchase Agreement, dated March 27, 2024, by and among Take-Two Interactive Software, Inc., Groundhog 2, LLC, The Gearbox Entertainment Company Holding AB, and Embracer Group AB.†	8-K	4/1/2024	2.1
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.1.5	Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 2022	8-K	5/26/2022	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Take-Two Interactive Software, Inc.'s Fourth Amended and Restated By-Laws, as adopted and effective on January 4, 2023	8-K	1/6/2023	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.1
4.3	First Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.2
4.4	Second Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.3
4.5	Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.4
4.6	Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.5
4.7	Fifth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.1
4.8	Sixth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.9	Form of Global Note representing 3.300% Senior Notes due 2024 (included as part of Exhibit 4.3)	8-K	4/14/2022	4.6
4.10	Form of Global Note representing 3.550% Senior Notes due 2025 (included as part of Exhibit 4.4)	8-K	4/14/2022	4.7
4.11	Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.5)	8-K	4/14/2022	4.8
4.12	Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.6)	8-K	4/14/2022	4.9
4.13	Form of Global Note representing 5.000% Senior Notes due 2026 (included as part of Exhibit 4.7)	8-K	4/14/2023	4.3
4.14	Form of Global Note representing 4.950% Senior Notes due 2028 (included as part of Exhibit 4.8)	8-K	4/14/2023	4.4
4.15	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.1
4.16	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	14A	7/27/2023	Annex B
10.12	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2
10.13	Amendment to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	6/3/2022	99.2
10.14	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.15	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.16	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.17	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.18	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.19	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.20	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.21	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.22	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.23	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.24	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.25	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.26	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.27	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.28	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.29	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2020	10.2
10.30	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2021	10.2
10.31	Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2022	10.2
10.32	Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation	8-K	5/5/2022	10.1
10.33	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.3
10.34	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.4
10.35	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.5
10.36	Restricted Unit Agreement dated as of June 1, 2023, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/1/2023	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.37	Credit Agreement, dated as of May 23, 2022, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BOFA Securities, Inc. and BNP Paribas	8-K	5/26/2022	10.1
10.38	Amendment No. 1 to Credit Agreement, dated as of May 14, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A.				X
10.39	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.40	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.43	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.44	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.45	Amendment to the Xbox 360 Publisher License Agreement, signed on December 5, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.46	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.47	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48
10.48	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4
10.49	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.50	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.51	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	11/4/2021	10.1
19.1	Take-Two Interactive Software, Inc. Securities Trading Policy				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Take-Two Interactive Software, Inc. Policy for the Recovery of Erroneously Awarded Compensation				X
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________________________________________________________________________
†    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+    Represents a management contract or compensatory plan or arrangement.
*Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.
**    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, 2023, and 2022, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2024, 2023, and 2022, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2024
(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2024 expressed an unqualified opinion thereon.
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
Signiﬁcant judgment is exercised by the Company in determining the service period that should be utilized to recognize revenue over time. Auditing the judgments and estimates made by management in estimating the service period for the game related services is especially challenging as the Company must consider a variety of data points. Such data points include the weighted average number of days between players’ first day played online or first in-game purchase and last day played online, known online trends, the service periods of the Company’s previously released products, and, to the extent publicly available, the service periods of the Company’s competitors’ products that are similar in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the revenue recognition process. We selected a sample of transactions and tested the Company’s controls in relation to estimating the service period over which game related services revenue is recognized.
Our audit procedures to test and evaluate the reasonableness of the Company’s estimated service period included, among others, testing the completeness and accuracy of management’s player data analysis, comparing to similar or historical products, analyzing competitor information and performing sensitivity analyses.

Impairment of intangible assets that are subject to amortization
Description of the Matter
As of March 31, 2024, the Company's intangible assets that are subject to amortization included developed game technology of $2,487.4 million. As disclosed in Note 1 to the consolidated financial statements, intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the related carrying amount of the asset or asset group may not be recoverable. The carrying amount of the asset is compared to the estimated undiscounted future cash flows that are expected to result from the use of the asset. During the fiscal year ended March 31, 2024, the Company recorded impairment charges of $577.4 million related to certain of its developed game technology intangible assets.
Auditing the Company’s impairment tests was complex due to the significant management judgment and estimation uncertainty in determining the fair value of certain intangible assets that were tested for impairment. The significant assumptions used to estimate the value of the intangible assets included forecasted revenue, EBITDA margins, long-term decay rates, and discount rates. These significant assumptions were forward-looking and could be affected by future company-specific, economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to determine the fair value of intangible assets that are subject to amortization being measured for impairment. For example, we tested controls over management’s review of the significant assumptions used to estimate the fair value of the developed game technology intangible assets that were tested for impairment.
To test the estimated fair value of the developed game technology intangible assets that were impaired, our audit procedures included, among others, evaluating the valuation methodology used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s forecasted revenue and EBITDA margins by considering historical results and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing the methodology and certain significant assumptions used to value the developed game technology intangible assets that were tested for impairment. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in assumptions.

Impairment of goodwill for a certain reporting unit
Description of the Matter
As of March 31, 2024, the Company’s goodwill balance was $4,426.4 million. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value. During the fiscal year ended March 31, 2024, the Company recorded impairment charges of $2,342.1 million, representing a partial impairment related to a certain reporting unit.
Auditing the Company’s impairment test was complex due to the significant management judgment and estimation uncertainty involved in determining the fair value of the reporting unit that was quantitatively tested for impairment. The significant assumptions used to estimate the value of the reporting unit included forecasted revenue, EBITDA margins, long-term growth rate, and discount rate. These significant assumptions are forward-looking and could be affected by future company-specific, economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to determine the fair value of the reporting unit that was impaired. For example, we tested controls over management’s review of the significant assumptions used to estimate the fair value of the reporting unit that was impaired.
To test the estimated fair value of the reporting unit that was impaired, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s forecasted revenue and EBITDA margins by considering historical results and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing the methodologies and certain significant assumptions used to value the reporting unit that was impaired. We performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Take-Two Interactive Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 21, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
May 21, 2024

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$754.0	$827.4
Short-term investments	22.0	187.0
Restricted cash and cash equivalents	252.1	307.6
Accounts receivable, net of allowances of $1.2 and $1.3 at March 31, 2024 and 2023, respectively	679.7	763.2
Software development costs and licenses	88.3	65.9
Contract assets	85.0	79.9
Prepaid expenses and other	378.6	277.1
Total current assets	2,259.7	2,508.1
Fixed assets, net	411.1	402.8
Right-of-use assets	325.7	282.7
Software development costs and licenses, net of current portion	1,446.5	1,072.2
Goodwill	4,426.4	6,767.1
Other intangibles, net	3,060.6	4,453.2
Deferred tax assets	1.9	44.8
Long-term restricted cash and cash equivalents	95.9	99.6
Other assets	189.1	231.6
Total assets	$12,216.9	$15,862.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$195.9	$140.1
Accrued expenses and other current liabilities	1,062.6	1,225.7
Deferred revenue	1,059.5	1,078.8
Lease liabilities	63.8	60.2
Short-term debt, net	24.6	1,346.8
Total current liabilities	2,406.4	3,851.6
Long-term debt, net	3,058.3	1,733.0
Non-current deferred revenue	42.9	35.5
Non-current lease liabilities	387.3	347.0
Non-current software development royalties	102.1	110.2
Deferred tax liabilities, net	340.9	534.0
Other long-term liabilities	211.1	208.3
Total liabilities	$6,549.0	$6,819.6
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized: no shares issued and outstanding at March 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 194.5 and 192.6 shares issued and 170.8 and 168.9 outstanding at March 31, 2024 and 2023, respectively	1.9	1.9
Additional paid-in capital	9,371.6	9,010.2
Treasury stock, at cost; 23.7 and 23.7 common shares at March 31, 2024 and 2023, respectively	(1,020.6)	(1,020.6)
(Accumulated Deficit) / Retained earnings	(2,579.9)	1,164.3
Accumulated other comprehensive loss	(105.1)	(113.3)
Total stockholders' equity	$5,667.9	$9,042.5
Total liabilities and stockholders' equity	$12,216.9	$15,862.1
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue:
Game	$4,693.5	$4,735.6	$3,423.2
Advertising	656.1	614.3	81.6
Total net revenue	5,349.6	5,349.9	3,504.8
Cost of revenue	3,107.8	3,064.6	1,535.4
Gross profit	2,241.8	2,285.3	1,969.4
Selling and marketing	1,550.2	1,586.5	516.4
Research and development	948.2	887.6	406.6
General and administrative	716.1	839.5	510.9
Depreciation and amortization	171.2	122.3	61.1
Goodwill impairment	2,342.1	—	—
Business reorganization	104.6	14.6	0.8
Total operating expenses	5,832.4	3,450.5	1,495.8
(Loss) income from operations	(3,590.6)	(1,165.2)	473.6
Interest and other, net	(103.6)	(141.9)	(14.2)
(Loss) gain on fair value adjustments, net	(8.6)	(31.0)	6.0
(Loss) income before income taxes	(3,702.8)	(1,338.1)	465.4
Provision for (benefit from) income taxes	41.4	(213.4)	47.4
Net (loss) income	$(3,744.2)	$(1,124.7)	$418.0
(Loss) earnings per share:
Basic (loss) earnings per share	$(22.01)	$(7.03)	$3.62
Diluted (loss) earnings per share	$(22.01)	$(7.03)	$3.58
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	March 31,
	2024	2023	2022
Net (loss) income	$(3,744.2)	$(1,124.7)	$418.0
Other comprehensive income (loss)
Foreign currency translation adjustment	6.7	(58.9)	(43.6)
Change in fair value of available-for-sale securities	1.5	2.9	(5.1)
Other comprehensive income (loss)	8.2	(56.0)	(48.7)
Comprehensive (loss) income	$(3,736.0)	$(1,180.7)	$369.3
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(3,744.2)	$(1,124.7)	$418.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	292.7	268.3	153.3
Stock-based compensation	335.6	317.8	183.0
Noncash lease expense	61.1	81.7	34.5
Amortization and impairment of intangibles	1,418.9	1,506.7	64.8
Depreciation	135.5	90.3	61.2
Goodwill impairment	2,342.1	—	—
Interest expense	140.6	122.7	6.5
Deferred income taxes	(150.4)	(410.8)	8.1
Fair value adjustments	8.6	31.5	(6.0)
Other, net	30.5	(26.6)	16.2
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	83.7	106.8	(17.9)
Software development costs and licenses	(603.4)	(492.8)	(387.0)
Prepaid expenses, other current and other non-current assets	(154.7)	77.2	(200.2)
Deferred revenue	(11.8)	(141.9)	(30.9)
Accounts payable, accrued expenses and other liabilities	(200.9)	(405.1)	(45.6)
Net cash (used in) provided by operating activities	(16.1)	1.1	258.0
Investing activities:
Change in bank time deposits	19.8	100.0	447.0
Sale and maturities of available-for-sale securities	146.9	542.0	779.9
Purchases of available-for-sale securities	—	—	(756.3)
Purchases of fixed assets	(141.7)	(204.2)	(158.6)
Proceeds from sale of long-term investments	—	20.6	—
Purchase of long-term investments	(18.5)	(15.7)	(12.3)
Business acquisitions	(18.1)	(3,310.9)	(161.3)
Other	(16.6)	(8.1)	0.8
Net cash (used in) provided by investing activities	(28.2)	(2,876.3)	139.2
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(94.1)	(108.1)	(64.1)
Repurchase of common stock	—	—	(200.0)
Issuance of common stock	39.4	65.4	19.7
Cost of debt	(10.3)	(22.4)	(12.2)
Repayment of debt	(1,339.6)	(200.0)	(0.2)
Settlement of capped calls	—	140.1	—
Payment for settlement of convertible notes	—	(1,166.8)	—
Proceeds from issuance of debt	1,348.9	3,248.9	—
Payment of contingent earn-out consideration	(35.7)	(26.8)	—
Net cash (used in) provided by financing activities	(91.4)	1,930.3	(256.8)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.1	(15.9)	(5.2)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(132.6)	(960.8)	135.2
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,234.6	2,195.4	2,060.2
Cash, cash equivalents, and restricted cash equivalents, end of year (1)	$1,102.0	$1,234.6	$2,195.4
Supplemental data:
Interest paid	$137.0	$79.0	$—
Income taxes paid	$150.2	$176.8	$31.0
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2021	137.6	1.4	$2,288.8	(22.4)	$(820.6)	$1,871.0	$(8.6)	$3,332.0
Net income	—	—	—	—	—	418.0	—	418.0
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(43.6)	(43.6)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(5.1)	(5.1)
Repurchased common stock	—	—	—	(1.3)	(200.0)	—	—	(200.0)
Stock-based compensation	—	—	258.7	—	—	—	—	258.7
Net share settlement of restricted stock awards	(0.4)	—	(64.1)	—	—	—	—	(64.1)
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Issuance of shares related to Nordeus acquisition	0.5	—	94.1	—	—	—	—	94.1
Employee share purchase plan settlement	0.1	—	19.7	—	—	—	—	19.7
Balance, March 31, 2022	139.0	1.4	2,597.2	(23.7)	(1,020.6)	2,289.0	(57.3)	3,809.7
Net loss	—	—	—	—	—	(1,124.7)	—	(1,124.7)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(58.9)	(58.9)
Stock-based compensation	—	—	389.3	—	—	—	—	389.3
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	2.9	2.9
Issuance of restricted stock, net of forfeitures and cancellations	2.7	—	—	—	—	—	—	—
Exercise of stock options	1.0	—	43.1	—	—	—	—	43.1
Net share settlement of restricted stock awards	(0.9)	—	(108.1)	—	—	—	—	(108.1)
Employee share purchase plan settlement	0.2	—	22.3	—	—	—	—	22.3
Issuance of shares related to Zynga acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga acquisition	—	—	151.7	—	—	—	—	151.7
Issuance of shares related to Zynga convertible notes	3.7	—	479.7	—	—	—	—	479.7
Balance, March 31, 2023	192.6	1.9	9,010.2	(23.7)	(1,020.6)	1,164.3	(113.3)	9,042.5
Net loss	—	—	—	—	—	(3,744.2)	—	(3,744.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6.7	6.7
Stock-based compensation	—	—	416.1	—	—	—	—	416.1
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.5	1.5
Issuance of restricted stock, net of forfeitures and cancellations	2.1	—	—	—	—	—	—	—
Exercise of stock options	—	—	1.5	—	—	—	—	1.5
Net share settlement of restricted stock awards	(0.6)	—	(94.1)	—	—	—	—	(94.1)
Employee share purchase plan settlement	0.4	—	37.9	—	—	—	—	37.9
Balance, March 31, 2024	194.5	1.9	$9,371.6	(23.7)	$(1,020.6)	$(2,579.9)	$(105.1)	$5,667.9
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
    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 79.8%, 79.6% and 79.0% of net revenue during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. One customer accounted for 23.2%, 23.5% and 38.0% of net revenue during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. A second customer accounted for 21.1%, 20.7%, and 22.0% of net revenue during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. As of March 31, 2024 and 2023, five customers accounted for 69.9% and 61.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 57.7% and 50.3% of such balances at March 31, 2024 and 2023, respectively. We had three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024 and three customers who accounted for 21.6%, 14.5%, and 14.2% of our gross accounts receivable as of March 31, 2023. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2024 and 2023. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
    We use either the income, cost, or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach, or combination of approaches, ultimately selected is based on the characteristics of the asset and the availability of information.
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
    In performing the quantitative assessment, we measure the fair value of the reporting unit using a combination of the income and market approaches. The assessment requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and EBITDA margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate, comparable market data. Our estimates for market growth are based on historical data, various internal estimates, and observable external sources when available. Those estimates are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.
    During the fiscal year ended March 31, 2024, we recognized goodwill impairment charges of $2,342.1, representing a partial impairment related to one of our reporting units. The impairment was primarily due to a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. There were no goodwill impairments recorded during the fiscal years ended March 31, 2023 or 2022. As of March 31, 2024, the goodwill balance of that reporting unit is $4,131.1. Unanticipated changes in business performance or the regulatory environment, market declines, and other events impacting the fair value of the reporting units with assigned goodwill, or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. Refer to Note 9 - Goodwill and Intangible Assets, Net.

Long-lived Assets
    We review all long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using an appropriate discount rate. Refer to Note 9 - Goodwill and Intangible Assets, Net for impairments that occurred in the fiscal year ended March 31, 2024. As of March 31, 2024, no indicators of impairment existed.
Derivatives and Hedging
    We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as Interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of Other comprehensive income (loss) while the ineffective portion of the changes in fair value is recorded currently in earnings as Interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive loss for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in Cost of revenue, Research and development expenses, or Interest and other, net, as appropriate.
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
    Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized. We do not record income tax expense related to foreign withholding taxes or United States income taxes that may become payable upon the repatriation of undistributed earnings of foreign subsidiaries, to the extent such earnings are expected to be reinvested indefinitely outside of the United States.
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
    Deferred revenue is comprised primarily of unsatisfied revenue related to the portion of the transaction price allocable to game related services of our full game software products, sales of virtual currency, and in-game purchases. These sales are typically invoiced at the beginning of the contract period, and revenue is recognized ratably over the estimated service period. Deferred revenue may also include amounts related to software products with future street dates.
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
Significant Estimates
    Significant management judgment and estimates must be used in connection with certain of the determinations described above, such as estimating the fair value allocation to distinct and separable performance obligations, and the service period over which to defer recognition of revenue. We believe we can make reliable estimates. However, actual results may differ from initial estimates due to changes in circumstances, market conditions, and assumptions. Adjustments to estimates are recorded in the period in which they become known.
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
Marketing
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2024, 2023 and 2022 amounted to $1,132.4, $1,212.5 and $297.3, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.
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
    We estimate the fair value of time-based and performance-based awards using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For performance-based shares, we do not record expense until the performance criteria are considered probable.
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
Foreign Currency
    The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in Accumulated other comprehensive loss. Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur.
Comprehensive (Loss) Income
    Comprehensive (loss) income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss includes foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the amounts for unrealized gains (losses), net on derivative instruments designated as cash flow hedges, as well as any associated tax impact, and available for sale securities.
Recently Adopted Accounting Pronouncements
Income Tax Disclosures
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
Segment Reporting Disclosures
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

Net revenue by timing of recognition was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue recognized:
Over time	$4,312.2	$4,208.0	$2,214.8
Point in time	1,037.4	1,141.9	1,290.0
Total net revenue	$5,349.6	$5,349.9	$3,504.8

Content
    Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue recognized:
Recurrent consumer spending	$4,213.5	$4,180.4	$2,271.2
Full game and other	1,136.1	1,169.5	1,233.6
Total net revenue	$5,349.6	$5,349.9	$3,504.8

Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue recognized:
United States	$3,279.2	$3,360.0	$2,100.2
International	2,070.4	1,989.9	1,404.6
Total net revenue	$5,349.6	$5,349.9	$3,504.8

Platform
Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue recognized:
Mobile	$2,748.0	$2,538.6	$403.4
Console	2,167.3	2,303.8	2,528.9
PC and other	434.3	507.5	572.5
Total net revenue	$5,349.6	$5,349.9	$3,504.8

Distribution Channel
    Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Net revenue recognized:
Digital online	$5,112.2	$5,085.7	$3,149.0
Physical retail and other	237.4	264.2	355.8
Total net revenue	$5,349.6	$5,349.9	$3,504.8
Deferred Revenue
    We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of March 31, 2024 and March 31, 2023 were $1,102.4 and $1,114.3, respectively. For the fiscal year ended March 31, 2024, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
    During the fiscal year ended March 31, 2024, $1,065.1 of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of March 31, 2024, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,238.7, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,152.0 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
    As of March 31, 2024 and March 31, 2023, our contract asset balances were $85.0 and $79.9, respectively.
3.     MANAGEMENT AGREEMENT
    In November 2017, we entered into a management agreement (the "2017 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), which replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia provided financial and management consulting services to the Company through March 31, 2024. The 2017 Management Agreement became effective January 1, 2018. As part of the 2017 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continued to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff, a partner of ZelnickMedia, continued to serve as President of the Company. The 2017 Management Agreement provided for an annual management fee of $3.1 over the term of the agreement and a maximum annual bonus opportunity of $7.4 over the term of the agreement, based on the Company achieving certain performance thresholds.
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
    In consideration for ZMC's services, we recorded consulting expense (a component of General and administrative expenses) of $6.5, $3.5, and $9.9 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
    Pursuant to the 2022 Management Agreement and 2017 Management Agreement, we also issued stock-based awards to ZMC. During the fiscal years ended March 31, 2024, 2023, and 2022, we recorded $52.8, $47.1, and $29.2, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 16 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$177.5	$—	$—	$177.5
Bank-time deposits	64.8	—	—	64.8
Short-term investments:
Bank-time deposits	22.0	—	—	22.0
Restricted cash and cash equivalents:
Money market funds	238.3	—	—	238.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	95.9	—	—	95.9
Other assets:
Private equity	—	—	26.8	26.8
Total financial assets	$599.0	$—	$26.8	$625.8

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$12.4	$12.4
Other-long term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Short-term debt, net:
Convertible notes	—	24.6	—	24.6
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$50.5	$13.1	$63.6

	March 31, 2023
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Bank-time deposits	$368.0	$—	$—	$368.0
Money market funds	145.8	—	—	145.8
Short-term investments:
Corporate bonds	—	145.2	—	145.2
Bank-time deposits	41.8	—	—	41.8
Restricted cash and cash equivalents:
Money market funds	306.1	—	—	306.1
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	99.6	—	—	99.6
Other assets:
Private equity	—	—	26.5	26.5
Total financial assets	$961.8	$145.2	$26.5	$1,133.5

Liabilities
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$2.5	$—	$2.5
Contingent earn-out consideration	—	—	66.6	66.6
Other long-term liabilities:
Contingent earn-out consideration	—	—	27.3	27.3
Long-term debt, net:
Convertible notes	—	44.1	—	44.1
Total financial liabilities	$—	$46.6	$93.9	$140.5
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2024.
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
During the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, we recognized General and administrative expense of $4.5, $26.5, and $48.0, respectively, within our Consolidated Statements of Operations for the increase in fair value of the contingent earn-out consideration liability associated with the Nordeus acquisition, which increased the fair value of the contingent consideration liability related to the second earn-out period to $69.5. During the fiscal year ended March 31, 2024, we paid $69.5 related to the second earn-out period. During the fiscal year ended March 31, 2023, we paid $70.1 related to the first earn-out period.
In connection with our acquisition of Popcore on November 16, 2022, consideration included a contingent earn-out consideration arrangement that requires us to pay an aggregate of $105.0 in cash if Popcore achieves certain performance measures over each of the three calendar years following the closing. We recorded $23.3 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
During the fiscal years ended March 31, 2024 and March 31, 2023 we recognized General and administrative expense of $(12.9) and $26.5, respectively, within our Consolidated Statements of Operations for the change in fair value of the contingent earn-out consideration liability associated with the Popcore acquisition. The fair value of the contingent consideration liability related to the earn-out period is $12.7, with $12.0 and $0.7 being recorded within Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our Consolidated Balance Sheet as of March 31, 2024. The change resulted from a lower probability of Popcore achieving certain performance measures in the remaining two 12-month periods.
The remaining contingent earn-out consideration liability of $0.4 recorded within Accrued expenses and other current liabilities in our Consolidated Balance Sheet as of March 31, 2024, relates to immaterial earn-out arrangements from Zynga's historical acquisitions. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2024 and March 31, 2023, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Consolidated Balance Sheet.
See Note 9 - Goodwill and Intangible Assets, Net for goodwill and intangible related fair value measurements.
5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2024:

	March 31, 2024
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$22.0	$—	$—	$22.0
Total Short-term investments	$22.0	$—	$—	$22.0

	March 31, 2023
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$41.8	$—	$—	$41.8
Available-for-sale securities:
Corporate bonds	147.2	—	(2.0)	145.2
Total Short-term investments	$189.0	$—	$(2.0)	$187.0
    The following table summarizes the contracted maturities of our short-term investments at March 31, 2024:

	March 31, 2024
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$22.0	$22.0
Total Short-term investments	$22.0	$22.0
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2024	2023
Forward contracts to sell foreign currencies	$243.0	$224.3
Forward contracts to purchase foreign currencies	72.2	51.2
    For the fiscal years ended March 31, 2024, 2023, and 2022, we recorded a gain of $5.3, a loss of $15.1, and a gain of $5.9, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.
7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2024		2023
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$53.4	$1,237.0	$47.4	$882.0
Software development costs, externally developed	6.1	198.5	2.2	169.7
Licenses	28.8	11.0	16.3	20.5
Software development costs and licenses	$88.3	$1,446.5	$65.9	$1,072.2
    Software development costs and licenses, net of current portion as of March 31, 2024 and 2023 included $1,433.8 and $1,010.2, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Amortization of software development costs and licenses	$207.2	$179.7	$131.1
Impairment of software development costs and licenses	109.9	79.1	70.6
Portion representing stock-based compensation	(24.4)	9.5	(48.4)
Amortization and impairment, net of stock-based compensation	$292.7	$268.3	$153.3
    During the fiscal year ended March 31, 2024, $88.2 of the impairment charges relate to our cost reduction program (refer to Note 21 - Business Reorganization), the remaining $21.7 related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title that exceed the anticipated net realizable value of the asset at the time they were impaired.
As a result of government grants earned on qualified production spend to date, our software development costs and licenses were reduced by $108.3 and $108.1 as of March 31, 2024 and 2023, respectively. We had $198.5 and $0.0 current receivable within Prepaid expenses and other, and $109.3 and $256.8 non-current receivable within Other assets on our Consolidated Balance Sheets relating to such government grants as of March 31, 2024 and 2023, respectively. Within our Consolidated Statements of Operations, Cost of revenue, for fiscal years ended March 31, 2024, 2023, and 2022, was reduced by $45.3, $41.2, and $46.8, respectively, and Research and development expense was reduced by $5.9 for the fiscal year ended March 31, 2024, $4.5 for the fiscal year ended March 31, 2023, with no such reduction in the fiscal year ended March 31, 2022.

8.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2024	2023
Computer equipment	$298.2	$266.9
Leasehold improvements	270.6	235.1
Computer software	89.0	102.0
Buildings	63.7	62.1
Furniture and fixtures	35.5	35.2
Office equipment	20.6	16.4
Total	$777.6	$717.7
Less: accumulated depreciation	(366.5)	(314.9)
Fixed assets, net	$411.1	$402.8
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2024, 2023, and 2022 was $135.5, $88.8, and $59.1, respectively.
The following represents our fixed assets, net by location:

	March 31,
	2024	2023
United States	$242.6	$234.1
International	168.5	168.7
Fixed assets, net	$411.1	$402.8
9.   GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2022	$674.6
Acquisition of Zynga (see Note 20)	5,994.4
Acquisition of Popcore (see Note 20)	72.1
Additions from immaterial acquisitions	26.5
Currency translation adjustment	(0.5)
Balance at March 31, 2023	$6,767.1
Impairment	(2,342.1)
Additions from immaterial acquisitions	9.7
Currency translation adjustment	(8.3)
Balance at March 31, 2024	$4,426.4
During the fiscal year ended March 31, 2024, we recognized goodwill impairment charges of $2,342.1, representing a partial impairment related to one of our reporting units. We identified various qualitative factors that, collectively, indicated that the fair value of one of our reporting units was more likely than not less than its carrying amount, including a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. As a result of this qualitative analysis, we performed a valuation of the reporting unit using discounted cash flow and guideline public company methodologies. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term growth rate, and discount rate. There were no goodwill impairment charges for the fiscal years ended March 31, 2023 and March 31, 2022.

Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,788.8	$(1,301.4)	$2,487.4	$4,434.5	$(744.0)	$3,690.5	7 years
Branding and Trade Names	395.1	(68.5)	326.6	395.2	(33.1)	362.1	12 years
Game Engine Technology	322.5	(147.3)	175.2	323.2	(73.5)	249.7	4 years
User Base	319.2	(319.2)	—	319.2	(274.4)	44.8	0 years
Developer Relationships	57.0	(26.5)	30.5	57.0	(12.2)	44.8	5 years
Advertising Technology	43.0	(26.6)	16.4	43.0	(12.3)	30.7	3 years
Customer Relationships	31.0	(11.5)	19.5	31.0	(5.3)	25.7	5 years
Intellectual Property	27.5	(23.1)	4.4	22.3	(18.2)	4.1	6 years
In Place Lease	2.0	(1.4)	0.6	1.9	(1.1)	0.8	4 years
Analytics Technology	30.1	(30.1)	—	30.1	(30.1)	—	0 years
Total intangible assets	$5,016.2	$(1,955.6)	$3,060.6	$5,657.4	$(1,204.2)	$4,453.2
    Amortization of intangible assets, including impairments, is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of revenue	$1,303.5	$1,171.5	$52.0
Selling and marketing	51.0	277.1	5.3
Research and development	28.7	24.6	5.5
Depreciation and amortization	35.7	33.5	2.0
Total amortization of intangible assets	$1,418.9	$1,506.7	$64.8
During the fiscal year ended March 31, 2024, we recorded impairment charges of $577.4 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies for certain games in response to those conditions. During the fiscal year ended March 31, 2023, we recorded impairment charges of $465.3 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of (i) a reduction in the forecasted performance of certain games due to macroeconomic conditions and changes in our strategies for those games and (ii) our decision not to proceed with further development of a certain interactive entertainment software product. The fair value of those intangible assets was measured using the multi-period excess earnings method, consistent with the approach used at acquisition. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rates, and discount rates. During the fiscal year ended March 31, 2022, there were no impairment charges for intangible assets.
    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2025	$706.4
2026	681.6
2027	620.1
2028	579.5
2029	234.7

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of:

	March 31,
	2024	2023
Software development royalties	$413.1	$510.7
Compensation and benefits	227.3	177.5
Marketing and promotions	94.5	132.7
Licenses	64.4	63.0
Refund liability	34.5	52.4
Tax payable	32.4	33.0
Interest payable	29.4	29.6
Sales tax liability	19.3	14.0
Deferred acquisition payments	17.6	82.7
Professional fees	16.7	9.5
Other	113.4	120.7
Accrued expenses and other current liabilities	$1,062.6	$1,225.7

11. DEBT
The components of Long-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$588.9
2026 Notes	5.00%	March 28, 2026	550.0	547.6
2027 Notes	3.70%	April 14, 2027	600.0	576.5
2028 Notes	4.95%	March 28, 2028	800.0	797.8
2032 Notes	4.00%	April 14, 2032	500.0	462.9
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.6
Unamortized discount and issuance costs			(17.6)
Long-term debt, net			$3,058.3

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$583.8
2027 Notes	3.70%	April 14, 2027	600.0	580.9
2032 Notes	4.00%	April 14, 2032	500.0	460.6
2024 Convertible Notes	0.25%	June 1, 2024	20.8	20.8
2026 Convertible Notes	0.00%	December 15, 2026	23.3	23.3
Total			$1,744.1	$1,669.4
Unamortized discount and issuance costs			(11.1)
Long-term debt, net			$1,733.0

The components of Short-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2024 Convertible Notes	0.25%	June 1, 2024	$24.6	$24.6
Total			$24.6	$24.6
Unamortized discount and issuance costs			—
Short-term debt, net			$24.6

	Annual Interest Rate	Maturity Date	March 31, 2023	Fair Value (Level 2)
2024 Notes	3.30%	March 28, 2024	$1,000.0	$978.2
Term Loan	3.60%	June 21, 2023	350.0	350.0
Total			$1,350.0	$1,328.2
Unamortized discount and issuance costs			(3.2)
Short-term debt, net			$1,346.8

The interest expense as it relates to our debt is recorded within Interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2024, and 2023, respectively, and was as follows:

	Fiscal Year Ended March 31,	Fiscal Year Ended
	2024	2023
2024 Notes	$15.1	$31.5
2025 Notes	21.3	20.5
2026 Notes	24.7	—
2027 Notes	22.2	21.4
2028 Notes	27.2	—
2032 Notes	20.0	19.2
Term Loan	1.5	11.9
2022 Credit Agreement	—	4.1
Total	$132.0	$108.6
The following table outlines the aggregate amount of maturities of our borrowings, as of March 31, 2024:

Fiscal Year Ended March 31,	Maturities
2025	21.4
2026	1,150.0
2027	29.4
2028	1,400.0
2029	—
Thereafter	500.0
Total	3,100.8
Fair Value Adjustments	(0.3)
Total Face Value	$3,100.5
Senior Notes
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 ("the 2028 Notes"). On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes. The additional 2026 Notes and 2028 Notes (the “New Notes”) were issued as additional notes under the existing Indenture.

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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2024 Notes, 2026 Notes, and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2022 for the 2024 Notes and September 28, 2023 for the 2026 Notes and 2028 Notes. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. During the fiscal year ended March 31, 2024, we made interest payments of $135.2. The proceeds from the issuances of the Senior Notes were used to finance a portion of our acquisition of Zynga and repay certain of our debt.
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
Debt issuance costs of $29.4 and original issuance discount of $2.4 were incurred in connection with the Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the Senior Notes. During the fiscal year ended March 31, 2024 and 2023, we recognized $6.2 and $5.5, respectively, of amortization of debt issuance costs and $0.4 and $0.4, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining principal amount of $350.0 on its maturity date on March 28, 2024, with proceeds received from the New Notes. During the fiscal year ended March 31, 2024, we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Consolidated Statement of Operations.
Credit Agreement
On May 23, 2022, we entered into an unsecured Credit Agreement (as amended, the "2022 Credit Agreement"), which replaced in its entirety the Company's prior Credit Agreement, dated as of February 8, 2019, which was paid off in full and terminated. The 2022 Credit Agreement provides for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contains uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement). On May 16, 2024, we increased the total commitments under the facility to $750.0 pursuant to the 2022 Credit Agreement's incremental provisions, leaving no further uncommitted incremental capacity.

Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at March 31, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.33% at March 31, 2024, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2024, and 2023, we amortized $0.7 and $0.6, respectively, of these debt issuance costs.
As of March 31, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $497.7 available for additional borrowings.
Information related to availability on our respective credit agreements for each period was as follows:

	March 31, 2024	March 31, 2023
Available borrowings	$497.7	$499.5
Outstanding letters of credit	2.3	2.8
Term Loan
On June 22, 2022, we entered into an unsecured 364-Day Term Loan Credit Agreement ("Term Loan"). The Term Loan provided for an unsecured 364-day term loan credit facility in the aggregate principal amount of $350.0, maturing on June 21, 2023. We fully drew down on the Term Loan on June 22, 2022 at approximately 3.60%. The proceeds were used to finance a portion of the repurchase of the Convertible Notes (see below). A portion of the proceeds from the April 14, 2023 issuance of the 2026 Notes and 2028 Notes were used to fully repay the Term Loan on April 27, 2023. During the fiscal year ended March 31, 2024, we made interest payments of $1.8.
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2024.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of March 31, 2024, the conditions allowing holders of the Convertible Notes to convert their respective series of the Convertible Notes have not been met, and, therefore, both the Convertible Notes are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition (refer to Note 20 - Acquisitions) and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes. As of March 31, 2024, we recorded $24.6 as the fair value of the remaining outstanding 2024 Convertible Notes, within Short-term debt, net, and $25.9 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Consolidated Balance Sheet. During the fiscal year ended March 31, 2024 and 2023, we recognized a loss of $6.4 and a loss of $37.6, respectively, within (Loss) gain on fair value adjustments, net in our Consolidated Statements of Operations.
12.  (LOSS) EARNINGS PER SHARE ("EPS")
    The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Fiscal Year Ended March 31,
	2024	2023	2022
Computation of Basic (loss) earnings per share:
Net (loss) income	$(3,744.2)	$(1,124.7)	$418.0
Weighted average common shares outstanding—basic	170.1	159.9	115.5
Basic (loss) earnings per share	(22.01)	(7.03)	3.62

Computation of Diluted (loss) earnings per share:
Net (loss) income	$(3,744.2)	$(1,124.7)	$418.0

Weighted average common shares outstanding—basic	170.1	159.9	115.5
Add: dilutive effect of common stock equivalents	—	—	1.3
Weighted average common shares outstanding—diluted	170.1	159.9	116.8

Diluted (loss) earnings per share	$(22.01)	$(7.03)	$3.58
We incurred a net loss for the fiscal year ended March 31, 2024 and 2023; therefore, the diluted weighted average shares outstanding exclude the effect of unvested common stock equivalents because their effect would be antidilutive. For the fiscal year ended March 31, 2024, we had 2.4 potentially dilutive shares from share-based awards and 0.2 of shares from Convertible Notes that are excluded due to the net loss for the period.
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

Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Lease costs
Operating lease costs	$80.5	$109.8	$46.3
Short-term lease costs	4.9	4.1	1.4
During the fiscal year ended March 31, 2023, we recognized a $30.0 impairment loss related to an ROU asset related to Zynga's office space lease in San Francisco, which is available for sublease and not currently used by us due to the continued deterioration of the sublease market, unsuccessful negotiations with a potential sub-tenant, and our decision to change our sublease marketing strategy. This impairment loss is included in General and administrative expense within our Consolidated Statement of Operations and in the Operating lease costs in the table above.
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

	Fiscal Year Ended March 31,
	2024	2023	2022
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$73.9	$55.9	$32.8
ROU assets obtained in exchange for lease obligations	89.5	145.3	74.0

	Fiscal Year Ended March 31,
	2024	2023	2022
Weighted average information
Remaining lease term	8.40 years	8.93 years	10.09 years
Discount rate	4.56%	4.33%	4.29%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2024, are as follows:

For the years ending March 31,
2025	$83.9
2026	69.2
2027	67.2
2028	63.6
2029	60.4
Thereafter	199.6
Total future lease payments	$543.9
Less imputed interest	(92.8)
Total lease liabilities	$451.1

As of March 31, 2024, we have entered into facility leases that have not yet commenced with future lease payments of approximately $11.6. These leases are expected to commence within the next twelve months and will have lease terms ranging from three to ten years.
14.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2024 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2025	$333.0	$32.4	$146.3	$511.7
2026	133.3	74.5	67.7	275.5
2027	33.3	28.2	12.6	74.1
2028	8.5	6.3	0.3	15.1
2029	13.8	6.5	—	20.3
Thereafter	1.0	6.5	—	7.5
Total	$522.9	$154.4	$226.9	$904.2
    Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through October 2030. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.

    Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times through March 2030 and primarily reflect our agreements with major sports leagues and players' associations.
    Purchase Obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through August 2028.
    Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2024, 2023, and 2022 were $43.0, $36.1, and $22.4, respectively.
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
15.   INCOME TAXES
    Components of (Loss) income before income taxes are as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Domestic	$(2,081.8)	$(937.0)	$357.5
Foreign	(1,621.0)	(401.1)	107.9
(Loss) income before income taxes	$(3,702.8)	$(1,338.1)	$465.4
Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
Current:
U.S. federal	$23.0	$70.2	$12.0
U.S. state and local	12.4	3.3	(0.6)
Foreign	107.5	98.0	24.1
Total current income taxes	142.9	171.5	35.5
Deferred:
U.S. federal	24.6	(175.4)	34.8
U.S. state and local	(22.6)	(31.4)	2.9
Foreign	(103.5)	(178.1)	(25.8)
Total deferred income taxes	(101.5)	(384.9)	11.9
Provision for (benefit from) income taxes	$41.4	$(213.4)	$47.4

    A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.6%	2.0%	1.2%
Foreign tax rate differential(1)	0.2%	(0.3)%	(1.8)%
Foreign earnings(2)	(1.5)%	(1.3)%	(2.3)%
Tax credits(3)	1.7%	5.7%	(6.6)%
Excess tax benefits from stock-based compensation	(0.1)%	(0.5)%	(3.1)%
Earn-out adjustments	0.1%	(0.4)%	2.2%
Valuation allowance—domestic(4)	(9.1)%	(6.3)%	(0.1)%
Valuation allowance—foreign(4)	(1.1)%	(0.1)%	0.4%
Nondeductible compensation	(0.1)%	(0.9)%	0.4%
Global intangible low-taxed income	(1.0)%	(3.1)%	0.1%
Foreign-derived intangible income	0.5%	1.8%	(0.9)%
Change in reserves	0.9%	(0.1)%	(0.9)%
Goodwill impairment	(12.8)%	—%	—%
Other(5)	(0.4)%	(1.6)%	0.6%
Effective tax rate	(1.1)%	15.9%	10.2%
(1) The foreign rate differentials in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference between the foreign and U.S. income tax rates.
(2) Fiscal year ended March 31, 2024 include tax expense of $29.2 from a decrease in the deferred tax assets related to Switzerland's Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020. Fiscal years ended March 31, 2023, and March 31, 2022, include tax benefit of $5.6 and $11.6, respectively, from the effects of an increase in the deferred tax asset.
(3) Tax benefits were recorded for fiscal years ended March 31, 2024, 2023, and 2022 attributable to certain tax credits related to software development activities.
(4) The change in domestic and foreign valuation allowance includes an increase in our valuation allowance on deferred tax assets as a result of a determination in the fiscal year ended March 31, 2024 that it was more likely than not that such deferred tax assets would not be realized.
(5) For the fiscal year ended March 31, 2023, includes nondeductible expense of $8.2 relating to loss on the redemption of convertible debt

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:
Capitalized development costs, software and depreciation	$365.1	$157.8
Tax credit carryforward	174.4	159.5
Equity-based compensation	143.0	109.8
Tax basis step up related to TRAF	131.1	79.1
Operating lease liabilities	101.9	90.6
Accrued compensation expense	72.6	96.6
Net operating loss carryforward	63.2	50.3
Other	2.7	26.0
Total deferred tax assets	1,054.0	769.7
Less: Valuation allowance	(799.1)	(338.2)
Net deferred tax assets	$254.9	$431.5
Deferred tax liabilities:
Intangible amortization	$(513.2)	$(841.0)
Right-of-use assets	(75.7)	(64.7)
Deferred revenue	(5.0)	(15.0)
Total deferred tax liabilities	(593.9)	(920.7)
Net deferred tax liability(1)	$(339.0)	$(489.2)
(1) As of March 31, 2024, $1.9 is included in Deferred tax assets and $340.9 is included in Deferred tax liabilities, net. As of March 31, 2023, $44.8 is included in Deferred tax assets and $534.0 is included in Deferred tax liabilities, net.
    We assess the realizability of the deferred tax assets based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to our cumulative loss position, which provides significant negative evidence, we recognized a tax expense of $378.8 from an increase in our valuation allowance on U.S. and foreign deferred tax assets, as a result of a determination that it was more likely than not that such deferred tax assets would not be realized. The remaining net deferred tax liability is primarily related to a basis difference in intangibles as a result of the acquisition of Zynga in May 2022.
    At March 31, 2024, we had domestic net operating loss carryforwards totaling $367.5 of which $28.3 will expire from 2024 to 2029, $187.3 will expire from 2030 to 2040, $136.8 will expire from 2041 to 2043, and the remainder will be carried forward indefinitely. In addition, we had foreign net operating loss carryforwards of $201.7, of which $127.6 will expire from 2026 to 2030, $13.9 will expire from 2041 to 2044 and the remainder may be carried forward indefinitely.
    At March 31, 2024, we had domestic tax credit carryforwards totaling $300.5, of which $1.4 expire in 2031 to 2038, $2.6 expire from 2041 to 2044, and the remainder may be carried forward indefinitely.
    The total amount of undistributed earnings of foreign subsidiaries was approximately $492.5 at March 31, 2024 and $64.6 at March 31, 2023. The amount of undistributed earnings of foreign subsidiaries of $456.0 as of March 31, 2023 was offset by a deficit of $391.4 relating to Zynga, while the amount at March 31, 2024 does not include amounts relating to foreign subsidiaries with deficits. As of March 31, 2024, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2024, 2023, and 2022, we recognized an increase of interest and penalties of $13.5, $8.9, and $1.9, respectively. The gross amount of interest and penalties accrued as of March 31, 2024 and 2023 was $33.6 and $20.2, respectively.
    As of March 31, 2024, we had gross unrecognized tax benefits, including interest and penalties, of $276.3, of which $167.9 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2024, gross unrecognized tax benefits decreased by $18.5.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2021 and state income tax returns for periods prior to the fiscal year ended March 31, 2020. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2016. Certain U.S. state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2022.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $38.6 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Balance, beginning of period	$274.7	$164.8	$158.3
Additions:
Current year tax positions	41.4	26.5	10.3
Prior year tax positions(1)	2.3	109.7	4.2
Reduction of prior year tax positions	—	(26.3)	—
Lapse of statute of limitations	(76.2)	—	(8.0)
Other	0.6	—	—
Balance, end of period	$242.8	$274.7	$164.8
(1) For the fiscal year ended March 31, 2023, the increase in prior year tax positions of $109.7 related to purchase accounting for the Zynga acquisition.
    We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
16.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 25.7, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2024, there were approximately 10.5 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZMC in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board of Directors, or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award. Upon the vesting of certain stock-based awards, employees have the option to have us withhold shares to satisfy the employee's federal and state tax withholding requirements.

Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of revenue	$24.4	$(9.5)	$48.4
Selling and marketing	95.3	95.2	30.0
General and administrative	111.5	115.5	66.5
Research and development	104.4	116.6	38.1
Stock-based compensation expense before income taxes	335.6	317.8	183.0
Provision for (benefit from) income taxes	(12.2)	(45.8)	(35.4)
Stock-based compensation expense, net of income tax benefit	323.4	272.0	147.6
Capitalized stock-based compensation expense	$85.4	$74.4	$82.1
    During the fiscal year ended March 31, 2024, the forfeiture of awards resulted in the reversal of expense of $2.4 and amounts capitalized as software development costs of $7.4. During the fiscal year ended March 31, 2023, the forfeiture of awards resulted in the reversal of expense of $49.5 and amounts capitalized as software development costs of $11.9. During the fiscal year ended March 31, 2022, the forfeiture of awards resulted in the reversal of expense of $0.7 and amounts capitalized as software development costs of $3.2.
    As of March 31, 2024, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $684.2 and will be either recognized as compensation expense over a weighted-average period of approximately 2.4 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2024, 2023, and 2022, the total fair values of restricted stock units that vested were $309.3, $321.8, and $208.6, respectively.
In connection with the Zynga Acquisition (see Note 20 - Acquisitions), (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $151.7 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of March 31, 2024, the future expense for the Converted RSUs and Converted PSUs was approximately $114.9, which will be recognized over a weighted average service period of approximately 1.0 years. As of March 31, 2024, the future expense for the Converted Options was approximately $0.1, which will be recognized over a weighted average service period of approximately 0.3 years.
Restricted Stock Units
Employee Awards
    Time-based restricted stock units granted to employees under our stock-based compensation plans generally vest either annually or quarterly over three years or four years from the date of grant. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on market conditions, primarily related to the performance of the price of our common stock. Certain restricted stock units granted to key officers, senior-level employees, or key employees vest based on performance conditions, primarily related to performance metrics around certain of our titles.
ZMC Non-Employee Awards
    In connection with the 2022 Management Agreement and the 2017 Management Agreement, we granted restricted stock units (in thousands) to ZMC (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2024	2023
Time-based	97	192
Market-based(1)	295	510
Performance-based(1)
IP	—	18
Recurrent Consumer Spending ("RCS")	98	153
Total Performance-based	98	171
Total Restricted Stock Units	490	873
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted in fiscal year 2024 pursuant to the 2022 Management Agreement will vest on May 31, 2024, May 30, 2025, and June 1, 2026, and those granted in fiscal year 2023 pursuant to the 2022 Management Agreement, vested in part on June 1, 2023 and will also vest in part on May 31, 2024, and May 30, 2025. Time-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement vested on April 12, 2024.
Market-based restricted stock units granted in fiscal year 2024 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on May 31, 2024 and May 30, 2025. Market-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement vested on April 12, 2024. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute either the NASDAQ Composite Index under the 2017 Management Agreement or the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a two-year period or three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted in fiscal year 2024 pursuant to the 2022 Management Agreement are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 pursuant to the 2022 Management Agreement are eligible to vest on May 31, 2024 and May 30, 2025. Performance-based restricted stock units granted in fiscal year 2023 pursuant to the 2017 Management Agreement vested on April 12, 2024. The performance-based restricted stock units, of which certain are tied to "IP" and "RCS" (as defined in the relevant grant agreement), are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of either individual product releases of "IP" measured over a two-year period or "RCS" measured over a two-year or three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC as of March 31, 2024 and 2023 were 1.3 and 1.1, respectively. During the fiscal year ended March 31, 2024, 0.2 restricted stock units previously granted to ZMC vested, and 0.0 restricted stock units were forfeited by ZMC.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2024, 2023, and 2022 was $138.25, $118.17, and $180.97 per share, respectively.
    For the fiscal years ended March 31, 2024, 2023, and 2022, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZMC was $137.59, $128.90, and $182.66 per share, respectively.

    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2023	5.1	$126.34
Granted	1.6	138.21
Vested	(1.9)	130.24
Forfeited	(0.4)	123.03
Non-vested restricted stock units at March 31, 2024	4.4	$129.33
Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2024		2023		2022
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	4.0%	4.0%	2.6-2.8%	2.4-2.8%	0.1%	0.2%
Expected stock price volatility	36.6%	36.6%	35.9-37.6%	34.2-37.6%	37.3%	36.3%
Expected service period (years)	2.8	2.8	1.8-2.8	1.8-2.8	1.5	1.0
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2024, 2023, and 2022 was $195.85, $179.93, and $292.76 per share, respectively. For the fiscal years ended March 31, 2024, 2023, and 2022, the estimated value of the market-based restricted stock awards granted to ZMC was $193.41, $175.12, and $293.32 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2023	0.7	$183.72
Granted	0.5	195.03
Vested	(0.2)	276.07
Forfeited	(0.1)	218.49
Non-vested restricted stock units at March 31, 2024	0.9	$172.66
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2024, 2023, and 2022 was $139.21, $125.03, and $176.05, respectively. For the fiscal years ended March 31, 2024, 2023, and 2022, the estimated value of the performance-based restricted stock awards granted to ZMC was $148.42, $125.90, and $182.66 per share, respectively.
The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2023	3.9	$113.28
Granted	0.2	141.90
Vested	(0.1)	166.02
Forfeited	(0.1)	151.67
Non-vested restricted stock units at March 31, 2024	3.9	$113.58
Fair Value of Stock Options
All Converted Options generally vest over four to five years, with 20% to 25% vesting after one year and the remainder vesting monthly thereafter over 26 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.
The following table shows stock option activity for the fiscal year ended March 31, 2024:

	Shares (in millions)	Weighted Average Fair Value on Grant Date	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted Average Contractual Term (In Years)
Balance as of March 31, 2023	0.7	$49.54	$46.51	4.53
Granted	—	—
Vested	(0.1)	38.68
Forfeited	—	34.68
Balance as of March 31, 2024	0.6	$50.50	$61.85	3.45
As of March 31, 2024
Exercisable options	0.6	$50.02	$61.72	3.45
Vested and expected to vest	—	$44.59	$0.13	6.51
The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options converted during the fiscal year ended March 31, 2023. We had no stock options converted or granted in the fiscal year ended March 31, 2024:

Fiscal Year Ended March 31,
2023
Risk-free interest rate	0.6-2.8%
Expected stock price volatility	36.0-46.5%
Expected service period (years)	0.1-5.1
Dividends	None
The aggregate intrinsic value of stock options exercised during the fiscal year ended March 31, 2024 was $4.6. For the fiscal year ended March 31, 2024, the amount of cash received from exercise of stock options was $1.5. The total fair value of options that vested during the fiscal year ended March 31, 2024 was $1.5. The total fair value of options that were exercised during the fiscal year ended March 31, 2024 was $6.1.
During the fiscal year ended March 31, 2024, total unrecognized stock-based compensation expense of $0.1 related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 0.28 years.
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9.0, and as of March 31, 2024, there were approximately 7.9 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board of Directors and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
    The fair value is determined using the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term, and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on historical stock price volatility. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The following table summarizes the assumptions used in the Black-Scholes valuation model to value our purchase rights:

	Fiscal Year Ended March 31,
	2024	2023
Risk-free interest rate	5.14-5.51%	1.4-4.6%
Expected stock price volatility	26.3-39.1%	27.7%
Expected service period (years)	0.5	0.5
Dividends	None	None
    For the fiscal year ended March 31, 2024, our employees purchased 0.4 shares for $37.9 with a weighted-average fair value of $102.19. For the fiscal year ended March 31, 2023, our employees purchased 0.2 shares for $22.1 with a weighted-average fair value of $101.15.
17.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2024	2023	2022
Interest income	$62.3	$33.8	$17.6
Interest expense	(140.6)	(129.6)	(18.6)
Foreign currency exchange gain (loss)	(28.6)	(31.8)	(7.3)
Other	3.3	(14.3)	(5.9)
Interest and other, net	$(103.6)	$(141.9)	$(14.2)
18.   ACCUMULATED OTHER COMPREHENSIVE (LOSS)
    The following table provides the components of Accumulated other comprehensive loss:

	Foreign currency translation adjustments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2022	$(52.8)	$(4.5)	$(57.3)
Other comprehensive income (loss) before reclassifications	(58.9)	2.9	(56.0)
Balance at March 31, 2023	$(111.7)	$(1.6)	$(113.3)
Other comprehensive income (loss) before reclassifications	6.7	1.5	8.2
Balance at March 31, 2024	$(105.0)	$(0.1)	$(105.1)

19.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2024
Valuation allowance for deferred income taxes	$338.2	488.0	(27.1)	—	$799.1
Fiscal Year Ended March 31, 2023
Valuation allowance for deferred income taxes	$121.9	218.5	(2.2)	—	$338.2
Fiscal Year Ended March 31, 2022
Valuation allowance for deferred income taxes	$95.7	27.9	(1.7)	—	$121.9
20.   ACQUISITIONS
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
The fair value of the contingent earn-out consideration arrangement at the acquisition date was $23.3. We estimated the fair value of the contingent earn-out consideration using a Monte Carlo simulation model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820 (refer to Note 4 - Fair Value Measurements).
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
Gearbox Acquisition
On March 27, 2024, we entered into a Share Purchase Agreement to purchase 100% of the issued and outstanding capital stock of The Gearbox Entertainment Company, Inc. ("Gearbox"), from Embracer Group AB. The purchase price is $460.0, consisting of newly issued shares of Take-Two common stock, valued based on the volume weighted average closing price per share of our common stock on the Nasdaq Global Select Market for the five consecutive trading days ending on (and including) the trading day immediately preceding the closing date, subject to adjustments as defined in the Share Purchase Agreement. The transaction, which is currently anticipated to close during the first quarter in fiscal 2025, is subject to the satisfaction or waiver of customary closing conditions for both parties.
21. BUSINESS REORGANIZATION
We have implemented a cost reduction program to identify efficiencies across our business (the "2024 Plan"), which includes eliminating several projects in development and streamlining our organizational structure. The 2024 Plan is expected to be largely completed by December 31, 2024. We estimate that we will incur approximately $160.0 to $200.0 in total charges in connection with the 2024 Plan, which consists of approximately $120.0 to $140.0 related to title cancellations, $25.0 to $35.0 associated with employee severance and employee-related costs, and approximately $15.0 to $25.0 related to office space reductions.
We incurred business reorganization expenses of $104.6, $14.6, and $0.8 during the fiscal year ended March 31, 2024, 2023, and 2022, respectively. Of these amounts, $93.3 was incurred in connection with the 2024 Plan during the fiscal year ended March 31, 2024, of which $88.2 related to title cancellations (refer to Note 7 - Software Development Costs and Licenses), $3.2 was for employee-related costs, and the remaining $1.9 consisted of professional fees.
Through March 31, 2024, we paid $1.9 related to these reorganization activities and $13.1 remained accrued for in Accrued expenses and other current liabilities.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 21, 2024
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 21, 2024
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 21, 2024
/s/ MICHAEL DORNEMANN
Michael Dornemann	Lead Independent Director	May 21, 2024
/s/ WILLIAM "BING" GORDON
William "Bing" Gordon	Director	May 21, 2024
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 21, 2024
/s/ J MOSES
J Moses	Director	May 21, 2024
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 21, 2024
/s/ ELLEN SIMINOFF
Ellen Siminoff	Director	May 21, 2024
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Director	May 21, 2024
/s/ SUSAN TOLSON
Susan Tolson	Director	May 21, 2024
/s/ PAUL VIERA
Paul Viera	Director	May 21, 2024