Form 10-Q
period 2024-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2024-08-09
CIK 946581

yeah

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 175,282,774 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,081.1	$754.0
Short-term investments	15.4	22.0
Restricted cash and cash equivalents	306.1	252.1
Accounts receivable, net of allowances of $1.2 and $1.2 at June 30, 2024 and March 31, 2024, respectively	594.2	679.7
Software development costs and licenses	62.7	88.3
Contract assets	80.7	85.0
Prepaid expenses and other	418.8	378.6
Total current assets	2,559.0	2,259.7
Fixed assets, net	422.0	411.1
Right-of-use assets	344.0	325.7
Software development costs and licenses, net of current portion	1,606.0	1,446.5
Goodwill	4,706.8	4,426.4
Other intangibles, net	3,005.9	3,060.6
Long-term restricted cash and cash equivalents	84.7	95.9
Other assets	216.2	191.0
Total assets	$12,944.6	$12,216.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$170.3	$195.9
Accrued expenses and other current liabilities	1,067.7	1,062.6
Deferred revenue	945.3	1,059.5
Lease liabilities	64.1	63.8
Short-term debt, net	598.9	24.6
Total current liabilities	2,846.3	2,406.4
Long-term debt, net	3,054.4	3,058.3
Non-current deferred revenue	38.2	42.9
Non-current lease liabilities	404.9	387.3
Non-current software development royalties	90.0	102.1
Deferred tax liabilities, net	311.1	340.9
Other long-term liabilities	208.2	211.1
Total liabilities	$6,953.1	$6,549.0
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 198.8 and 194.5 shares issued and 175.2 and 170.8 outstanding at June 30, 2024 and March 31, 2024, respectively	2.0	1.9
Additional paid-in capital	9,962.5	9,371.6
Treasury stock, at cost; 23.7 and 23.7 common shares at June 30, 2024 and March 31, 2024, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(2,841.9)	(2,579.9)
Accumulated other comprehensive loss	(110.5)	(105.1)
Total stockholders' equity	$5,991.5	$5,667.9
Total liabilities and stockholders' equity	$12,944.6	$12,216.9
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,
	2024	2023
Net revenue:
Game	$1,216.7	$1,096.1
Advertising	121.5	188.6
Total net revenue	1,338.2	1,284.7
Cost of revenue	567.1	605.5
Gross profit	771.1	679.2
Selling and marketing	431.4	399.4
Research and development	219.8	238.6
General and administrative	210.5	197.9
Depreciation and amortization	44.8	40.4
Business reorganization	49.5	7.2
Total operating expenses	956.0	883.5
Loss from operations	(184.9)	(204.3)
Interest and other, net	(24.2)	(25.4)
(Loss) gain on fair value adjustments, net	(3.1)	0.8
Loss before income taxes	(212.2)	(228.9)
Provision for (benefit from) income taxes	49.8	(22.9)
Net loss	$(262.0)	$(206.0)
Loss per share:
Basic and diluted loss per share	$(1.52)	$(1.22)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2024	2023
Net loss	$(262.0)	$(206.0)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5.4)	26.0
Change in fair value of available for sale securities	—	0.9
Other comprehensive (loss) income	(5.4)	26.9
Comprehensive loss	$(267.4)	$(179.1)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(262.0)	$(206.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	85.9	69.0
Stock-based compensation	75.3	78.7
Noncash lease expense	16.1	15.0
Amortization and impairment of intangibles	182.0	249.6
Depreciation	35.9	31.5
Interest expense	37.1	36.8
Other, net	5.5	7.9
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	91.6	141.3
Software development costs and licenses	(197.9)	(125.2)
Prepaid expenses and other current and other non-current assets	49.0	(14.4)
Deferred revenue	(118.3)	(87.4)
Accounts payable, accrued expenses and other liabilities	(191.2)	(191.8)
Net cash (used in) provided by operating activities	(191.0)	5.0
Investing activities:
Change in bank time deposits	6.6	0.8
Sale and maturities of available-for-sale securities	—	78.0
Purchases of fixed assets	(35.1)	(31.5)
Purchases of long-term investments	(11.1)	(5.0)
Business acquisitions	9.6	(1.6)
Other	(4.7)	(2.6)
Net cash (used in) provided by investing activities	(34.7)	38.1
Financing activities:
Tax payment related to net share settlements on restricted stock awards	—	(41.3)
Issuance of common stock	23.3	18.8
Payment for settlement of convertible notes	(8.3)	—
Proceeds from issuance of debt	598.9	999.3
Cost of debt	(5.4)	(7.5)
Repayment of debt	—	(989.6)
Payment of contingent earn-out consideration	(12.0)	(0.5)
Net cash provided by (used in) financing activities	596.5	(20.8)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(0.9)	3.8
Net change in cash, cash equivalents, and restricted cash and cash equivalents	369.9	26.1
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,102.0	1,234.6
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,471.9	$1,260.7
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2024	194.5	$1.9	$9,371.6	(23.7)	$(1,020.6)	$(2,579.9)	$(105.1)	$5,667.9
Net loss	—	—	—	—	—	(262.0)	—	(262.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(5.4)	(5.4)
Stock-based compensation	—	—	97.2	—	—	—	—	97.2
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	454.3	—	—	—	—	454.3
Employee share purchase plan settlement	0.2	—	23.0	—	—	—	—	23.0
Other changes, net	—	0.1	0.1	—	—	—	—	0.2
Balance, June 30, 2024	198.8	$2.0	$9,962.5	(23.7)	$(1,020.6)	$(2,841.9)	$(110.5)	$5,991.5

	Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	$1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(206.0)	—	(206.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	26.0	26.0
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	99.4	—	—	—	—	99.4
Issuance of restricted stock, net of forfeitures and cancellations	1.0	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.3)	—	(41.3)	—	—	—	—	(41.3)
Employee share purchase plan settlement	0.2	—	18.5	—	—	—	—	18.5
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Balance, June 30, 2023	193.5	$1.9	$9,087.0	(23.7)	$(1,020.6)	$958.3	$(86.4)	$8,940.2

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
Segment Reporting Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (April 1, 2024 for the Company) and interim periods within fiscal years beginning after December 15, 2024 (April 1, 2025 for the Company). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.

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
Net revenue by timing of recognition was as follows:

	Three Months Ended June 30,
	2024	2023
Net revenue recognized:
Over time	$1,127.6	$1,079.8
Point in time	210.6	204.9
Total net revenue	$1,338.2	$1,284.7
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended June 30,
	2024	2023
Net revenue recognized:
Recurrent consumer spending	$1,097.7	$1,068.4
Full game and other	240.5	216.3
Total net revenue	$1,338.2	$1,284.7
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2024	2023
Net revenue recognized:
United States	$820.5	$803.9
International	517.7	480.8
Total net revenue	$1,338.2	$1,284.7

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2024	2023
Net revenue recognized:
Mobile	$722.5	$680.0
Console	508.9	504.3
PC and other	106.8	100.4
Total net revenue	$1,338.2	$1,284.7
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2024	2023
Net revenue recognized:
Digital online	$1,295.5	$1,240.0
Physical retail and other	42.7	44.7
Total net revenue	$1,338.2	$1,284.7
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of June 30, 2024 and March 31, 2024 were $983.5 and $1,102.4, respectively. For the three months ended June 30, 2024, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2024 and 2023, $523.9 and $523.9, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of June 30, 2024, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,089.4, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,010.8 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2024 and March 31, 2024, our contract asset balances were $80.7 and $85.0, respectively.
3. MANAGEMENT AGREEMENT
In May 2022, we entered into a management agreement (the "2022 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia") that replaced our previous agreement with ZelnickMedia and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective May 23, 2022. On May 21, 2022, ZelnickMedia assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have granted and expect to grant time-based and performance-based restricted units to ZMC.
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.6 and $2.8 during the three months ended June 30, 2024 and 2023, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $12.4 and $11.2 during the three months ended June 30, 2024 and 2023, respectively.
In connection with the 2022 Management Agreement, we granted restricted stock units (in thousands) to ZMC as follows:

	Three Months Ended June 30,
	2024	2023
Time-based	102	97
Market-based(1)	311	295
Performance-based(1)	104	98
Total Restricted Stock Units	517	490
(1) Represents the maximum of shares eligible to vest
Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2025 will vest on June 1, 2025, June 1, 2026, and June 1, 2027, and those granted in fiscal year 2024, partially vested on June 1, 2024 and will also vest June 1, 2025 and June 1, 2026. Time-based restricted stock units granted in fiscal year 2023, partially vested on June 1, 2023 and June 1, 2024 and will also vest June 1, 2025.
Market-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2025 are eligible to vest on June 1, 2027, those granted in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2025. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2025 are eligible to vest on June 1, 2027, those granted in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2025. The performance-based restricted stock units are tied to "RCS" (as defined in the relevant grant agreement) and are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of "RCS" measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.4 and 1.3 as of June 30, 2024 and March 31, 2024, respectively. During the three months ended June 30, 2024, 0.4 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.
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

	June 30, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$489.0	$—	$—	$489.0
Bank-time deposits	247.8	—	—	247.8
Short-term investments:
Bank-time deposits	15.4	—	—	15.4
Restricted cash and cash equivalents:
Money market funds	291.3	—	—	291.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	84.7	—	—	84.7
Other assets:
Private equity	—	—	25.6	25.6
Equity securities	7.9	—	—	7.9
Foreign currency forward contracts	—	0.1	—	0.1
Total financial assets	$1,136.6	$0.1	$25.6	$1,162.3

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$0.4	$0.4
Other-long term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$25.9	$1.1	$27.0

	March 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$177.5	$—	$—	$177.5
Bank-time deposits	64.8	—	—	64.8
Short-term investments:
Bank-time deposits	22.0	—	—	22.0
Restricted cash and cash equivalents:
Money market funds	238.3	—	—	238.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	95.9	—	—	95.9
Other assets:
Private equity	—	—	26.8	26.8
Total financial assets	$599.0	$—	$26.8	$625.8

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$12.4	$12.4
Other long-term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Short-term debt, net:
Convertible notes	—	24.6	—	24.6
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$50.5	$13.1	$63.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2024.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2024, and March 31, 2024, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$15.4	$—	$—	$15.4
Total Short-term investments	$15.4	$—	$—	$15.4

	March 31, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$22.0	$—	$—	$22.0
Total Short-term investments	$22.0	$—	$—	$22.0
The following table summarizes the contracted maturities of our short-term investments at June 30, 2024:

	June 30, 2024
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$15.4	$15.4
Total Short-term investments	$15.4	$15.4

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2024	March 31, 2024
Forward contracts to sell foreign currencies	$247.2	$243.0
Forward contracts to purchase foreign currencies	124.8	72.2
For the three months ended June 30, 2024 and 2023, we recorded a gain of $3.5 and a gain of $3.8, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2024		March 31, 2024
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$29.1	$1,532.0	$53.4	$1,237.0
Software development costs, externally developed	14.2	62.1	6.1	198.5
Licenses	19.4	11.9	28.8	11.0
Software development costs and licenses	$62.7	$1,606.0	$88.3	$1,446.5
During the three months ended June 30, 2024 and 2023, we recorded $23.3 and $18.2, respectively, of software development impairment charges (a component of Cost of revenue). During the three months ended June 30, 2024, the impairment charges related to our cost reduction program (refer to Note 15 - Business Reorganization). During the three months ended June 30, 2023, the impairment charges related to recognizing unamortized capitalized costs for the development of titles, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Software development royalties	$430.8	$413.1
Compensation and benefits	164.9	227.3
Tax payable	89.8	32.4
Marketing and promotions	84.8	94.5
Licenses	53.2	64.4
Interest payable	31.8	29.4
Refund liability	28.5	34.5
Sales tax liability	19.5	19.3
Professional fees	17.5	16.7
Deferred acquisition payments	8.4	17.6
Other	138.5	113.4
Accrued expenses and other current liabilities	$1,067.7	$1,062.6
9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2024	Fair Value (Level 2)
2026 Notes	5.00%	March 28, 2026	$550.0	$546.3
2027 Notes	3.70%	April 14, 2027	600.0	577.1
2028 Notes	4.95%	March 28, 2028	800.0	792.3
2029 Notes	5.40%	June 12, 2029	300.0	302.1
2032 Notes	4.00%	April 14, 2032	500.0	455.4
2034 Notes	5.60%	June 12, 2034	300.0	300.2
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.3
Unamortized discount and issuance costs			(21.5)
Long-term debt, net			$3,054.4

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$588.9
2026 Notes	5.00%	March 28, 2026	550.0	547.6
2027 Notes	3.70%	April 14, 2027	600.0	576.5
2028 Notes	4.95%	March 28, 2028	800.0	797.8
2032 Notes	4.00%	April 14, 2032	500.0	462.9
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.6
Unamortized discount and issuance costs			(17.6)
Long-term debt, net			$3,058.3
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$590.5
Total			$600.0	$590.5
Unamortized discount and issuance costs			(1.1)
Short-term debt, net			$598.9

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2024 Convertible Notes	0.25%	June 1, 2024	$24.6	$24.6
Total			$24.6	$24.6
Unamortized discount and issuance costs			—
Short-term debt, net			$24.6

The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2024, and 2023, respectively, and was as follows:

	Three Months Ended June 30,
	2024	2023
2024 Notes	$—	$6.5
2025 Notes	5.3	5.3
2026 Notes	6.9	5.3
2027 Notes	5.6	5.6
2028 Notes	9.9	5.3
2029 Notes	0.8	—
2032 Notes	5.0	5.0
2034 Notes	0.8	—
Term Loan	—	1.5
Total	$34.3	$34.5
The following table outlines the aggregate amount of maturities of our borrowings, as of June 30, 2024:

Fiscal Year Ending March 31,	Maturities
2025 (remaining)	$—
2026	1,150.0
2027	29.4
2028	1,400.0
2029	—
Thereafter	1,100.0
Total	3,679.4
Fair value adjustments	(3.5)
Total face value	$3,675.9
Senior Notes
On June 12, 2024, we completed our offering and sale of $600.0 aggregate principal amount of our senior notes, consisting of $300.0 principal amount of our 5.400% Senior Notes due 2029 (the "2029 Notes") and $300.0 principal amount of our 5.600% Senior Notes due 2034 (the "2034 Notes"). The 2029 Notes and 2034 Notes (the “New Notes”) were issued as additional notes under the existing Indenture. Debt issuance costs of $5.4 and original issuance discount of $1.1 were incurred in connection with the 2029 and 2034 Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Condensed Consolidated Statements of Operations over the contractual term of the Senior Notes.
On April 14, 2023, we completed our offering and sale of $1,000.0 aggregate principal amount of our senior notes, consisting of $500.0 principal amount of our 5.000% Senior Notes due 2026 (the "2026 Notes") and $500.0 principal amount of our 4.950% Senior Notes due 2028 (the "2028 Notes"). On January 8, 2024, we completed our add-on offering and sale of $350.0 aggregate principal amount of our senior notes, consisting of $50.0 principal amount of additional 2026 Notes and $300.0 principal amount of additional 2028 Notes (the "Add-On Offering Notes").
On April 14, 2022, we completed our offering and sale of $2,700.0 aggregate principal amount of our senior notes, consisting of $1,000.0 principal amount of our 3.300% Senior Notes due 2024 (the “2024 Notes”), $600.0 principal amount of our 3.550% Senior Notes due 2025 (the “2025 Notes”), $600.0 principal amount of our 3.700% Senior Notes due 2027 (the “2027 Notes”), and $500.0 principal amount of our 4.000% Senior Notes due 2032 (the “2032 Notes” and together with the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes, and 2034 Notes, the "Senior Notes").

The Senior Notes were issued under an indenture, dated as of April 14, 2022 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”) and (i) a first supplemental indenture, with respect to the 2024 Notes, (ii) a second supplemental indenture, with respect to the 2025 Notes, (iii) a third supplemental indenture, with respect to the 2027 Notes, (iv) a fourth supplemental indenture, with respect to the 2032 Notes, (v) a fifth supplemental indenture, with respect to the 2026 Notes, (vi) a sixth supplemental indenture, with respect to the 2028 Notes, (vii) a seventh supplemental indenture, with respect to the 2029 Notes, and (viii) an eighth supplemental indenture, with respect to the 2034 Notes (collectively, the “Supplemental Indentures” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee.
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the three months ended June 30, 2024, we made interest payments of $31.8. The proceeds from the issuances of the Senior Notes in April 2022 were used to finance a portion of our acquisition of Zynga, and the proceeds from the subsequent issuance of Senior Notes were used, or are expected to be used, to repay certain of our debt or for general corporate purposes.
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
During the three months ended June 30, 2024 and 2023, we recognized $1.4 and $1.8, respectively, of amortization of debt issuance costs and $0.1 and $0.2, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining principal amount of $350.0 on its maturity date on March 28, 2024, with proceeds received from the Add-On Offering Notes. During the three months ended June 30, 2023, we recognized a debt extinguishment gain of approximately $7.0, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations.
Credit Agreement
On May 23, 2022, we entered into a new unsecured credit agreement (as amended, the "2022 Credit Agreement"), which replaced in its entirety the Company's prior credit agreement, dated as of February 8, 2019, which was paid off in full and terminated. The 2022 Credit Agreement provided for an unsecured five-year revolving credit facility with commitments of $500.0, including sublimits for (i) the issuance of letters of credit in an aggregate face amount of up to $100.0 and (ii) borrowings and letters of credit denominated in Pounds Sterling, Euros, and Canadian Dollars in an aggregate principal amount of up to $100.0. In addition, the 2022 Credit Agreement contained uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement). On May 16, 2024, we increased the total commitments under the facility to $750.0 pursuant to the 2022 Credit Agreement's incremental provisions, leaving no further uncommitted incremental capacity.
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at June 30, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 5.33% at June 30, 2024, which rates are determined by the Company's credit rating.

The 2022 Credit Agreement also includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to certain exceptions and baskets. In addition, the 2022 Credit Agreement provides for events of default customary for a credit facility of this size and type, including, among others, non-payment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, cross-defaults to material indebtedness, and material judgment defaults (subject to certain limitations and cure periods). On June 6, 2024, we amended the 2022 Credit Agreement in order to increase the maximum leverage ratio thresholds applicable to our financial covenant, which is measured on a quarterly basis.
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, and 2023, we amortized $0.2 and $0.2, respectively, of these debt issuance costs.
As of June 30, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	June 30, 2024	March 31, 2024
Available borrowings	$747.8	$497.7
Outstanding letters of credit	2.2	2.3
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
Convertible Notes
In conjunction with the acquisition of Zynga on May 23, 2022, we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Convertible Notes Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Convertible Notes Trustee, relating to Zynga’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes was outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes was outstanding.
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

As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, $21.4 aggregate principal amount of the 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding.
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
Under the terms of the applicable Indentures, prior to the close of business on the business day immediately preceding September 15, 2026 with respect to the 2026 Convertible Notes, the Convertible Notes will be convertible only under the following circumstances:
•    during any calendar quarter, if the value of a unit of Reference Property (based on the last reported sales price of our common stock), for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the applicable series of the 2026 Convertible Notes, on each applicable trading day;

•    during the five business-day period after any five consecutive trading-day period in which the trading price per one thousand dollar principal amount of each applicable series of the 2026 Convertible Notes for such trading day was less than 98% of the product of the value of a unit of Reference Property (based on the last reported sale price of our common stock) and the conversion rate of the applicable series of the 2026 Convertible Notes, on each such trading day;

•    if we call the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the respective redemption date; or

•    upon the occurrence of specified corporate events described in the respective Indentures.
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of June 30, 2024, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the Zynga Acquisition and we do not expect significant fluctuations in fair value through maturity. We initially recorded $778.6 as the acquisition date fair value for the 2024 Convertible Notes and $874.5 for the 2026 Convertible Notes. The fair value was determined as the expected cash payment and value of shares to be issued to settle the Convertible Notes.
The 2024 Convertible Notes matured on June 1, 2024. During the three months ended June 30, 2024, we paid $8.3 for converted 2024 Convertible Notes, including interest, and we issued 0.1 shares of our common stock upon conversion of the 2024 Convertible Notes.
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2024. We recorded $25.9 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet as of June 30, 2024. During the three months ended June 30, 2024 and 2023, we recognized a gain of $0.4 and a loss of $1.5, respectively, within (Loss) gain on fair value adjustments, net in our Condensed Consolidated Statements of Operations.

10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2024	2023
Computation of Basic and diluted loss per share:
Net loss	$(262.0)	$(206.0)
Weighted average shares outstanding—basic	172.3	169.4
Basic and diluted loss per share	$(1.52)	$(1.22)
We incurred a net loss for the three months ended June 30, 2024 and 2023; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2024, we had 2.2 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the three months ended June 30, 2024, 1.2 restricted stock awards vested, we granted 1.9 unvested restricted stock awards, and 0.2 unvested restricted stock awards were forfeited.
11. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, we did not have any significant changes to our commitments since March 31, 2024.
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
12. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $49.8 for the three months ended June 30, 2024, as compared to the benefit from income taxes of $22.9 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (23.5)% for the three months ended June 30, 2024 was due primarily to tax expense of $96.8 related to an increase in valuation allowance, tax expense of $8.2 related to geographic mix of earnings offset by benefits of $17.7 from tax credits.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently that the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended June 30, 2024. We will continue to evaluate the impact Pillar Two may have on our operations.
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
13. ACQUISITIONS
On June 11, 2024, we completed the purchase of 100% of the issued and outstanding capital stock of The Gearbox Entertainment Company, Inc. ("Gearbox"), from Embracer Group AB, for an initial consideration of 2.8 shares of our common stock.
We acquired Gearbox, a leading developer of console and PC games, as part of our ongoing strategy to strengthen our industry-leading creative talent and portfolio of owned intellectual property. The combination enhances the financial profile of our existing projects with Gearbox and unlocks the opportunities to drive increased long-term growth.
The acquisition-date fair value of the consideration totaled $440.7, which consisted of the following:

Fair value of purchase consideration
Common stock (2.8 shares)	$454.3
Deferred payment	1.0
Settlement of pre-existing relationship	(14.6)
Total	$440.7
We used the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The initial accounting is incomplete as of June 30, 2024 for the acquired assets and assumed liabilities. Additional intangible assets may be recognized as the valuation is complete. The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Gearbox:

	Fair Value	Weighted average useful life
Cash acquired	$9.6	N/A
Other tangible assets	152.4	N/A
Other liabilities assumed	(129.6)	N/A
Intangible Assets
Developed game technology	84.1	4
Games in development	34.9	N/A
Branding and trade names	4.1	5
Goodwill	285.2	N/A
Total	$440.7

Goodwill, which is not deductible for tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
The amounts of revenue and earnings of Gearbox included in our Condensed Consolidated Statements of Operations from the acquisition date are as follows:

Three Months Ended June 30, 2024
Net revenue	$1.6
Net loss	(4.5)

Supplemental pro-forma financial information has not been provided as the historical results of Gearbox were not material to us.
Transaction costs of $6.0 for the three months ended June 30, 2024 have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operation.
14. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2024	$4,426.4
Gearbox Acquisition	285.2
Currency translation adjustment	(4.8)
Balance at June 30, 2024	$4,706.8
Intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,792.8	$(1,444.2)	$2,348.6	$3,788.8	$(1,301.4)	$2,487.4	7 years
Branding and Trade Names	399.1	(77.3)	321.8	395.1	(68.5)	326.6	12 years
Game Engine Technology	321.8	(165.4)	156.4	322.5	(147.3)	175.2	4 years
User Base	319.2	(319.2)	—	319.2	(319.2)	—	0 years
Intellectual Property	146.4	(25.5)	120.9	27.5	(23.1)	4.4	5 years
Developer Relationships	57.0	(30.0)	27.0	57.0	(26.5)	30.5	5 years
Advertising Technology	43.0	(30.2)	12.8	43.0	(26.6)	16.4	3 years
Customer relationships	31.0	(13.1)	17.9	31.0	(11.5)	19.5	5 years
Analytics Technology	29.7	(29.7)	—	30.1	(30.1)	—	0 years
In Place Lease	2.0	(1.5)	0.5	2.0	(1.4)	0.6	4 years
Total intangible assets	$5,142.0	$(2,136.1)	$3,005.9	$5,016.2	$(1,955.6)	$3,060.6
    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$164.4	$187.2
Selling and marketing	1.6	46.3
Research and development	7.2	7.1
Depreciation and amortization	8.9	8.9
Total amortization of intangible assets	$182.1	$249.5
Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2025 (remaining)	$552.5
2026	709.6
2027	634.1
2028	590.2
2029	243.6

15. BUSINESS REORGANIZATION
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
We incurred business reorganization expenses of $49.5 and $7.2 during the three months ended June 30, 2024, and 2023, respectively. In connection with the 2024 Plan, during the three months ended June 30, 2024, $23.8 was for employee-related costs, $23.3 related to title cancellations (refer to Note 7 - Software Development Costs and Licenses), $1.8 related to impairment loss for a right-of-use asset due to office closures, and $0.6 consisted of professional fees.
During the three months ended June 30, 2024, we paid $34.1 related to these reorganization activities and $8.1 remained accrued for in Accrued expenses and other current liabilities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to our combination with Zynga Inc. (the "Zynga Acquisition"); the risks of conducting business internationally, including as a result of unforeseen geopolitical events; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; the timely release and significant market acceptance of our games; the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. All figures are in millions, except per share amounts or as otherwise noted.
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
Our strategy is to be the most creative, innovative, and efficient company in the evolving interactive entertainment industry. With our diverse portfolio that spans all key platforms and numerous genres, we strive to create the highest quality, most engaging interactive entertainment franchises that captivate our global audience. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware and mobile platforms in a wide range of genres, including action, adventure, family/casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy, which we distribute worldwide. We believe that our player-first approach and commitment to creativity and innovation are distinguishing strengths, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired, or licensed a group of highly recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
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

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 425 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 200 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar titles. Rockstar Games continues to invest in the franchise and plans to release Grand Theft Auto VI in the Fall of calendar 2025. The label released its first trailer for the title in December 2023 and will share more details over time. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 60 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises, as well as the Borderlands and Tiny Tina's Wonderlands franchises, which were added to its portfolio with our June 2024 acquisition of Gearbox. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, PGA TOUR 2K, and TopSpin 2K. 2K also publishes mobile titles, including WWE SuperCard. We expanded our relationship with the NBA through the NBA 2K League.
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
International Expansion
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases. Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 13.1% of our net revenue for the three months ended June 30, 2024. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.

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
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 38.0% of our net revenue for the three months ended June 30, 2024. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.      We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, and in-game purchases, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 96.8% of our net revenue for the three months ended June 30, 2024. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
Player acquisition costs.    Principally for our mobile titles, we use advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures, which are recorded within Sales and marketing in our Condensed Consolidated Statements of Operations, generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, the effectiveness or cost of these acquisition and retention-related programs may change, affecting our operating results.

Content Release Highlights
During fiscal year 2025, 2K released TopSpin 2K25, Private Division released No Rest for the Wicked early access on PC, and Zynga released Star Wars: Hunters and Game of Thrones: Legends RPG.
To date we have announced that, during the remainder of fiscal year 2025, 2K will release NBA 2K25 and Rockstar plans to release Grand Theft Auto VI in the Fall of calendar 2025
In addition, throughout the year, we expect to continue to deliver new content for our franchises. We will also continue to invest in opportunities that we believe will enhance and scale our business and have the potential to drive growth over the long term.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition; capitalization and recognition of software development costs and licenses; fair value estimates including valuation of goodwill and intangible assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2024	2023	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,218.1	$1,201.5	$16.6	1.4%

For the three months ended June 30, 2024, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from Match Factory!, which released in November 2023; Toon Blast; TopSpin 2K25, which released in April 2024; our Red Dead Redemption franchise; and No Rest for the Wicked, which released for early access in April 2024. These increases were partially offset by a decrease in Net Bookings from our NBA 2K franchise, our hyper-casual mobile portfolio, LEGO 2K Drive, which released in May 2023; Empires & Puzzles, and Merge Dragons!.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
	2024		2023
Total net revenue	$1,338.2	100.0%	$1,284.7	100.0%
Cost of revenue	567.1	42.4%	605.5	47.1%
Gross profit	771.1	57.6%	679.2	52.9%
Selling and marketing	431.4	32.2%	399.4	31.1%
Research and development	219.8	16.4%	238.6	18.6%
General and administrative	210.5	15.7%	197.9	15.4%
Depreciation and amortization	44.8	3.3%	40.4	3.1%
Business reorganization	49.5	3.7%	7.2	0.6%
Total operating expenses	956.0	71.3%	883.5	68.8%
Loss from operations	(184.9)	(13.7)%	(204.3)	(15.9)%
Interest and other, net	(24.2)	(1.8)%	(25.4)	(2.0)%
(Loss) gain on fair value adjustments, net	(3.1)	(0.2)%	0.8	0.1%
Loss before income taxes	(212.2)	(15.7)%	(228.9)	(17.8)%
Provision for (benefit from) income taxes	49.8	3.7%	(22.9)	(1.8)%
Net loss	$(262.0)	(19.4)%	$(206.0)	(16.0)%

	Three Months Ended June 30,
	2024		2023
Net revenue by platform:
Mobile	$722.5	54.0%	$680.0	52.9%
Console	508.9	38.0%	504.3	39.3%
PC and other	106.8	8.0%	100.4	7.8%
Net revenue by distribution channel:
Digital online	$1,295.5	96.8%	$1,240.0	96.5%
Physical retail and other	42.7	3.2%	44.7	3.5%
Net revenue by content:
Recurrent consumer spending	$1,097.7	82.0%	$1,068.4	83.2%
Full game and other	240.5	18.0%	216.3	16.8%
Three Months Ended June 30, 2024 Compared to June 30, 2023

(millions of dollars)	2024	%	2023	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,338.2	100.0%	$1,284.7	100.0%	$53.5	4.2%
Product costs	203.3	15.2%	178.9	13.9%	24.4	13.6%
Game intangibles	163.5	12.2%	186.9	14.5%	(23.4)	(12.5)%
Software development costs and royalties (1)	76.2	5.7%	115.7	9.0%	(39.5)	(34.1)%
Internal royalties	69.0	5.2%	72.6	5.7%	(3.6)	(5.0)%
Licenses	55.1	4.1%	51.4	4.0%	3.7	7.2%
Cost of revenue	567.1	42.4%	605.5	47.1%	(38.4)	(6.3)%
Gross profit	$771.1	57.6%	$679.2	52.9%	$91.9	13.5%
(1) Includes $2.9 and $6.7 of stock-based compensation expense in 2024 and 2023, respectively, in software development costs and royalties.
For the three months ended June 30, 2024, net revenue increased by $53.5 as compared to the prior year period. The increase was primarily due to an increase in net revenue of $63.2 from Match Factory!, which released in November 2023, and $31.6 from Toon Blast. These increases were partially offset by a decrease in net revenue of $21.2 from our hyper-casual mobile portfolio.

Net revenue from mobile increased by $42.5 and accounted for 54.0% of our total net revenue for three months ended June 30, 2024, as compared to 52.9% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory!, Toon Blast, and Empires & Puzzles. These increases were partially offset by a decrease in net revenue from our hyper-casual mobile portfolio. Net revenue from console games increased by $4.6 and accounted for 38.0% of our total net revenue for the three months ended June 30, 2024, as compared to 39.3% for the prior year period. The increase in net revenue from console games was due to an increase in net revenue from our Red Dead Redemption franchise and TopSpin 2K25, which released in April 2024. These increases were partially offset by a decrease in net revenue from our NBA 2K franchise, LEGO 2K Drive, which released in May 2023; and our PGA TOUR 2K and Grand Theft Auto franchises. Net revenue from PC and other increased by $6.4 and accounted for 8.0% of our total net revenue for the three months ended June 30, 2024, as compared to 7.8% for the prior year period. The increase in net revenue from PC and other was primarily due to an increase in net revenue from No Rest for the Wicked, which released for early access in April 2024, and our Grand Theft Auto franchise. These increases were partially offset by a decrease in net revenue from our NBA 2K franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $29.3 and accounted for 82.0% of net revenue for the three months ended June 30, 2024, as compared to 83.2% of net revenue for the prior year period. The increase in net revenue from RCS was primarily due to increases in net revenue from Match Factory!, Toon Blast, and Empires & Puzzles. These increases were partially offset by a decrease in net revenue from our hyper-causal mobile portfolio and our Grand Theft Auto franchise. Net revenue from full game and other increased by $24.2 and accounted for 18.0% of net revenue for the three months ended June 30, 2024 as compared to 16.8% of net revenue for the prior year period. The increase in net revenue from full game and other was due primarily to an increase in net revenue from our Red Dead Redemption franchise, TopSpin 2K25, and our Grand Theft Auto franchise. These increases were partially offset by a decrease in net revenue in our NBA 2K franchise and LEGO 2K Drive.
Net revenue from digital online channels increased by $55.5 and accounted for 96.8% of our total net revenue for the three months ended June 30, 2024, as compared to 96.5% for the prior year period. The increase was primarily due to increases in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue in our hyper-casual mobile portfolio. Net revenue from physical retail and other channels decreased by $2.0 and accounted for 3.2% of our total net revenue for the three months ended June 30, 2024, as compared to 3.5% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from LEGO 2K Drive and our NBA 2K and PGA TOUR 2K franchises. These decreases were partially offset by an increase in net revenue from physical retail and other channels from TopSpin 2K25 and our Red Dead Redemption franchise.
Gross profit as a percentage of net revenue for the three months ended June 30, 2024 was 57.6% as compared to 52.9% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to (i) lower development royalties due primarily to the timing of releases and (ii) lower amortization of intangibles assets due primarily to impairment charges in the prior year for acquisition-related intangible assets.
Changes in foreign currency exchange rates decreased net revenue by $1.3 and decreased gross profit by $0.6 for the three months ended June 30, 2024 as compared to the prior year period.
Operating Expenses

(millions of dollars)	2024	% of net revenue	2023	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$431.4	32.2%	$399.4	31.1%	$32.0	8.0%
Research and development	219.8	16.4%	238.6	18.6%	(18.8)	(7.9)%
General and administrative	210.5	15.7%	197.9	15.4%	12.6	6.4%
Depreciation and amortization	44.8	3.3%	40.4	3.1%	4.4	10.9%
Business reorganization	49.5	3.7%	7.2	0.6%	42.3	587.5%
Total operating expenses(1)	$956.0	71.3%	$883.5	68.8%	$72.5	8.2%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$21.2	$24.3
Research and development	23.2	23.6
General and administrative	28.0	24.1
Changes in foreign currency exchange rates decreased total operating expenses by $2.0 for the three months ended June 30, 2024, as compared to the prior year period.

Selling and marketing
Selling and marketing expenses increased by $32.0 for the three months ended June 30, 2024, as compared to the prior year period, due primarily to higher overall marketing expenses for Match Factory!, with no corresponding expense in the prior fiscal year, partially offset by lower amortization related to intangible assets related to our Zynga acquisition.
Research and development
Research and development expenses decreased by $18.8 for the three months ended June 30, 2024, as compared to the prior year period, primarily due to the timing of tax related credits related to certain titles, partially offset by an increase in personnel expense due to increased headcount.
General and administrative
General and administrative expenses increased by $12.6 for the three months ended June 30, 2024, as compared to the prior year period, due primarily to increases in (i) professional fees related to our Gearbox acquisition (refer to Note 13 - Acquisitions), (ii) IT-related expenses for cloud-based services and IT infrastructure, and (iii) personnel expense due to increased headcount, partially offset by a reduction of expense in the current year as compared to the prior year related to updating the fair value of contingent earn-out liability for our acquisition of Popcore.
General and administrative expenses for the three months ended June 30, 2024 and 2023 included occupancy expense (primarily rent, utilities and office expenses) of $16.9 and $16.8, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $4.4 for the three months ended June 30, 2024, as compared to the prior year period, due primarily to an increase in IT infrastructure and leasehold improvements for office buildouts.
Business reorganization
Business reorganization increased by $42.3 for the three months ended June 30, 2024, as compared to the prior year period, due primarily to the cancellation of titles and employee-related costs as part of our approved cost reduction program (refer to Note 15 - Business Reorganization).
Interest and other, net
Interest and other, net was expense of $24.2 for the three months ended June 30, 2024, as compared to expense of $25.4 for the prior year period. The net decrease in expense was due primarily to a decrease in foreign currency losses, partially offset by a gain on debt extinguishment recognized in the prior year.
(Loss) gain on fair value adjustments, net
(Loss) gain on fair value adjustments, net was a loss of $3.1 for the three months ended June 30, 2024 as compared to a gain of $0.8 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Provision for income taxes
The provision for income taxes for the three months ended June 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $49.8 for the three months ended June 30, 2024, as compared to the benefit from income taxes of $22.9 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (23.5)% for the three months ended June 30, 2024 was due primarily to tax expense of $96.8 related to an increase in valuation allowance and tax expense of $8.2 related to geographic mix of earnings offset by benefits of $17.7 from tax credits.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 10.0% for the three months ended June 30, 2023 was due primarily to tax expense of $25.4 related to an increase in the U.S. valuation allowance, tax expense of $5.0 from employee stock-based compensation, and tax expense of $2.4 related to geographic mix of earnings offset by benefits of $20.4 from tax credits.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax expense from changes in valuation allowance, increased expense related to geographic mix of earnings, and decreased benefits from tax credits, offset by increased benefits from employee stock-based compensation.

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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended June 30, 2024. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently that the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended June 30, 2024. We will continue to evaluate the impact Pillar Two may have on our operations.
Net loss and Loss per share
For the three months ended June 30, 2024, net loss was $262.0, as compared to a net loss of $206.0 in the prior year period. Basic and diluted loss per share for the three months ended June 30, 2024 was $1.52, as compared to basic and diluted loss per share of $1.22 in the prior year period. Basic weighted average shares of 172.3 were 2.9 shares higher as compared to the prior year period basic weighted average shares, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year, as well as stock issued as consideration for the acquisition of Gearbox. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
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
Short-term investments
As of June 30, 2024, we had $15.4 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of June 30, 2024, we had $3,650.0 of Senior Notes outstanding.

Credit Agreement
As of June 30, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2024.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 83.1% and 79.9% of net revenue during the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, five customers accounted for 70.3% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 57.2% and 57.7% of such balances at June 30, 2024 and March 31, 2024, respectively. We had three customers who accounted for 23.0%, 22.7%, and 11.4% of our gross accounts receivable as of June 30, 2024, and three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2024, and March 31, 2024. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of June 30, 2024, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $669.6. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended June 30, 2024, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of June 30, 2024, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.

Our changes in cash flows were as follows:

	Three Months Ended June 30,
(millions of dollars)	2024	2023
Net cash (used in) provided by operating activities	$(191.0)	$5.0
Net cash (used in) provided by investing activities	(34.7)	38.1
Net cash provided by (used in) financing activities	596.5	(20.8)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(0.9)	3.8
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$369.9	$26.1
At June 30, 2024, we had $1,471.9 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,102.0 at March 31, 2024. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from the issuance of our 2029 Notes and 2034 Notes (refer to Note 9 - Debt). This increase was partially offset by the decrease in (i) Net cash used in operating activities, which was due primarily to investments in software development and licenses, partially offset by sales of our products and (ii) Net cash used in investing activities which was due primarily to the purchase of fixed assets and our immaterial investments.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2025, we anticipate capital expenditures to be approximately $145.0. During the three months ended June 30, 2024, capital expenditures were $35.1.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2024 and 2023, 38.7% and 37.4%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of June 30, 2024, we had $15.4 of short-term investments, which included $0.0 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive loss, in Stockholders' equity. We also had $1,081.1 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2024.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.50% at June 30, 2024) or (b) 1.000% to 1.625% above SOFR, approximately 5.33% at June 30, 2024, which rates are determined by the Company's credit rating. At June 30, 2024, there were no borrowings under our 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. In particular, during the six months ended September 30, 2023, there was a significant devaluation of the Turkish Lira against the U.S. Dollar, which negatively affected our results. It is possible that further devaluations could occur, which would have a negative impact on our results. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Condensed Consolidated Balance Sheets. For the three months ended June 30, 2024 and 2023, our foreign currency translation adjustment was a loss of $5.4 and a gain of $26.0, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, our foreign currency translation adjustment was a loss of $2.8 and a loss of $13.8, respectively.
Balance Sheet Hedging Activities
We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2024, we had $247.2 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $124.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2024, we had $243.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $72.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended June 30, 2024 and 2023, we recorded a gain of $3.5 and a gain of $3.8, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of June 30, 2024 and March 31, 2024, the fair value of these outstanding forward contracts were immaterial and were included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations, which may be more volatile as a result of the COVID-19 pandemic. For the three months ended June 30, 2024, 38.7% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On June 11, 2024, we acquired Gearbox. Our management plans to exclude Gearbox from its assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2025. We are currently in the process of incorporating the internal controls and procedures for Gearbox into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2026.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
During the three months ended June 30, 2024, we did not repurchase any shares of our common stock in the open market, as part of the program. As of June 30, 2024, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2024:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2024	—	$—	—	10.0
May 1-31, 2024	—	$—	—	10.0
June 1-30, 2024	—	$—	—	10.0
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2024, no Section 16 officer or director, as define in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibits:
4.1
Seventh Supplemental Indenture, dated as of June 12, 2024, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2024).

4.2
Eighth Supplemental Indenture, dated as of June 12, 2024, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2024).

4.3
Form of Global Note representing 5.400% Senior Notes due 2029 (included as part of Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2024).

4.4
Form of Global Note representing 5.600% Senior Notes due 2034 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2024).

10.1
Restricted Unit Agreement, dated as of June 3, 2024, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 ASR filed with the Securities and Exchange Commission on June 3, 2024).

10.2
Amendment No. 1 to Credit Agreement, dated as of May 14, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2024).

10.3	Amendment No. 2 to Credit Agreement, dated as of June 6, 2024, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A. and the Lender parties thereto.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 (Unaudited) and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three months ended June 30, 2024 and 2023 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 8, 2024	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)