Form 10-Q
period 2024-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2024-11-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 175,627,391 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$876.1	$754.0
Short-term investments	3.5	22.0
Restricted cash and cash equivalents	357.5	252.1
Accounts receivable, net of allowances of $1.3 and $1.2 at September 30, 2024 and March 31, 2024, respectively	858.9	679.7
Software development costs and licenses	96.9	88.3
Contract assets	79.4	85.0
Prepaid expenses and other	433.4	378.6
Total current assets	2,705.7	2,259.7
Fixed assets, net	433.5	411.1
Right-of-use assets	336.6	325.7
Software development costs and licenses, net of current portion	1,731.2	1,446.5
Goodwill	4,648.7	4,426.4
Other intangibles, net	2,896.5	3,060.6
Long-term restricted cash and cash equivalents	86.0	95.9
Other assets	237.1	191.0
Total assets	$13,075.3	$12,216.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177.1	$195.9
Accrued expenses and other current liabilities	1,300.3	1,062.6
Deferred revenue	1,064.9	1,059.5
Lease liabilities	59.0	63.8
Short-term debt, net	599.2	24.6
Total current liabilities	3,200.5	2,406.4
Long-term debt, net	3,055.9	3,058.3
Non-current deferred revenue	34.7	42.9
Non-current lease liabilities	398.3	387.3
Non-current software development royalties	91.2	102.1
Deferred tax liabilities, net	281.9	340.9
Other long-term liabilities	214.3	211.1
Total liabilities	$7,276.8	$6,549.0
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 199.2 and 194.5 shares issued and 175.5 and 170.8 outstanding at September 30, 2024 and March 31, 2024, respectively	2.0	1.9
Additional paid-in capital	10,063.4	9,371.6
Treasury stock, at cost; 23.7 and 23.7 common shares at September 30, 2024 and March 31, 2024, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(3,207.4)	(2,579.9)
Accumulated other comprehensive loss	(38.9)	(105.1)
Total stockholders' equity	$5,798.5	$5,667.9
Total liabilities and stockholders' equity	$13,075.3	$12,216.9
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Game	$1,233.9	$1,128.6	$2,450.6	$2,224.7
Advertising	119.2	170.6	240.7	359.2
Total net revenue	1,353.1	1,299.2	2,691.3	2,583.9
Cost of revenue	625.2	883.8	1,192.3	1,489.3
Gross profit	727.9	415.4	1,499.0	1,094.6
Selling and marketing	461.3	334.6	892.7	734.0
Research and development	246.7	232.1	466.5	470.7
General and administrative	253.0	178.3	463.5	376.2
Depreciation and amortization	47.3	45.3	92.1	85.7
Goodwill impairment	—	165.4	—	165.4
Business reorganization	16.8	3.4	66.3	10.6
Total operating expenses	1,025.1	959.1	1,981.1	1,842.6
Loss from operations	(297.2)	(543.7)	(482.1)	(748.0)
Interest and other, net	(25.9)	(31.1)	(50.1)	(56.5)
Loss on fair value adjustments, net	(1.2)	(2.2)	(4.3)	(1.4)
Loss before income taxes	(324.3)	(577.0)	(536.5)	(805.9)
Provision for (benefit from) income taxes	41.2	(33.4)	91.0	(56.3)
Net loss	$(365.5)	$(543.6)	$(627.5)	$(749.6)
Loss per share:
Basic and diluted loss per share	$(2.08)	$(3.20)	$(3.61)	$(4.42)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(365.5)	$(543.6)	$(627.5)	$(749.6)
Other comprehensive (loss) income:
Foreign currency translation adjustment	71.6	(63.1)	66.2	(37.1)
Change in fair value of available for sale securities	—	0.4	—	1.3
Other comprehensive (loss) income	71.6	(62.7)	66.2	(35.8)
Comprehensive loss	$(293.9)	$(606.3)	$(561.3)	$(785.4)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(627.5)	$(749.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	139.6	108.1
Stock-based compensation	161.5	169.1
Noncash lease expense	31.3	32.7
Amortization and impairment of intangibles	374.1	676.8
Depreciation	74.0	67.9
Goodwill impairment	—	165.4
Interest expense	80.4	71.4
Gain on debt extinguishment	—	(7.7)
Fair value adjustments	4.3	1.4
Other, net	5.9	28.8
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(169.6)	(52.2)
Software development costs and licenses	(362.8)	(300.7)
Prepaid expenses and other current and other non-current assets	22.1	(44.5)
Deferred revenue	(4.6)	65.3
Accounts payable, accrued expenses and other liabilities	(48.1)	(162.4)
Net cash (used in) provided by operating activities	(319.4)	69.8
Investing activities:
Change in bank time deposits	18.5	12.5
Sale and maturities of available-for-sale securities	—	131.0
Purchases of fixed assets	(71.9)	(59.9)
Purchases of long-term investments	(14.7)	(6.5)
Business acquisitions	9.4	(13.0)
Other	(9.3)	(3.8)
Net cash (used in) provided by investing activities	(68.0)	60.3
Financing activities:
Tax payment related to net share settlements on restricted stock awards	—	(57.1)
Issuance of common stock	23.8	18.8
Payment for settlement of convertible notes	(8.3)	—
Proceeds from issuance of debt	598.9	999.3
Cost of debt	(5.4)	(7.5)
Repayment of debt	—	(989.6)
Payment of contingent earn-out consideration	(12.0)	(35.0)
Net cash provided by (used in) financing activities	597.0	(71.1)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	8.0	(7.4)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	217.6	51.6
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,102.0	1,234.6
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,319.6	$1,286.2
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2024	198.8	$2.0	$9,962.5	(23.7)	$(1,020.6)	$(2,841.9)	$(110.5)	$5,991.5
Net loss	—	—	—	—	—	(365.5)	—	(365.5)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	71.6	71.6
Stock-based compensation	—	—	106.3	—	—	—	—	106.3
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Other changes, net	—	—	(5.4)	—	—	—	—	(5.4)
Balance, September 30, 2024	199.2	$2.0	$10,063.4	(23.7)	$(1,020.6)	$(3,207.4)	$(38.9)	$5,798.5

	Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2023	193.5	$1.9	$9,087.0	(23.7)	$(1,020.6)	$958.3	$(86.4)	$8,940.2
Net loss	—	—	—	—	—	(543.6)	—	(543.6)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(63.1)	(63.1)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	112.0	—	—	—	—	112.0
Issuance of restricted stock, net of forfeitures and cancellations	0.3	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.1)	—	(15.8)	—	—	—	—	(15.8)
Balance, September 30, 2023	193.7	$1.9	$9,183.2	(23.7)	$(1,020.6)	$414.7	$(149.1)	$8,430.1

See accompanying Notes.

	Six Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2024	194.5	$1.9	$9,371.6	(23.7)	$(1,020.6)	$(2,579.9)	$(105.1)	$5,667.9
Net loss	—	—	—	—	—	(627.5)	—	(627.5)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	66.2	66.2
Stock-based compensation	—	—	203.5	—	—	—	—	203.5
Issuance of restricted stock, net of forfeitures and cancellations	1.6	—	—	—	—	—	—	—
Employee share purchase plan settlement	0.2	—	23.3	—	—	—	—	23.3
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	448.6	—	—	—	—	448.6
Other changes, net	—	0.1	0.4	—	—	—	—	0.5
Balance, September 30, 2024	199.2	$2.0	$10,063.4	(23.7)	$(1,020.6)	$(3,207.4)	$(38.9)	$5,798.5

	Six Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	$1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(749.6)	—	(749.6)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(37.1)	(37.1)
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.3	1.3
Stock-based compensation	—	—	211.4	—	—	—	—	211.4
Issuance of restricted stock, net of forfeitures and cancellations	1.3	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.4)	—	(57.1)	—	—	—	—	(57.1)
Employee share purchase plan settlement	0.2	—	18.5	—	—	—	—	18.5
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Balance, September 30, 2023	193.7	$1.9	$9,183.2	(23.7)	$(1,020.6)	$414.7	$(149.1)	$8,430.1

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. In October 2024, we sold our Private Division label, including our rights to substantially all of the label's titles. Our products are designed for console gaming systems, PC, and mobile, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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
Recent Accounting Pronouncements
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (April 1, 2027 for the Company) and interim periods within fiscal years beginning after December 15, 2027 (April 1, 2028 for the Company). We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
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
Net revenue by timing of recognition was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue recognized:
Over time	$1,086.3	$1,006.6	$2,213.9	$2,086.4
Point in time	266.8	292.6	477.4	497.5
Total net revenue	$1,353.1	$1,299.2	$2,691.3	$2,583.9
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue recognized:
Recurrent consumer spending	$1,079.0	$1,000.4	$2,176.7	$2,068.8
Full game and other	274.1	298.8	514.6	515.1
Total net revenue	$1,353.1	$1,299.2	$2,691.3	$2,583.9
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue recognized:
United States	$814.5	$795.6	$1,635.0	$1,599.5
International	538.6	503.6	1,056.3	984.4
Total net revenue	$1,353.1	$1,299.2	$2,691.3	$2,583.9
Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue recognized:
Mobile	$740.2	$646.2	$1,462.7	$1,326.2
Console	491.1	546.7	1,000.0	1,051.0
PC and other	121.8	106.3	228.6	206.7
Total net revenue	$1,353.1	$1,299.2	$2,691.3	$2,583.9
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue recognized:
Digital online	$1,300.0	$1,239.7	$2,595.5	$2,479.7
Physical retail and other	53.1	59.5	95.8	104.2
Total net revenue	$1,353.1	$1,299.2	$2,691.3	$2,583.9
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of September 30, 2024 and March 31, 2024 were $1,099.6 and $1,102.4, respectively. For the six months ended September 30, 2024, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2024 and 2023, $300.6 and $314.3, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the six months ended September 30, 2024 and 2023, $824.5 and $838.2, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of September 30, 2024, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,218.1, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,125.4 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2024 and March 31, 2024, our contract asset balances were $79.4 and $85.0, respectively.
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
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.5 and $2.4 during the three months ended September 30, 2024 and 2023, respectively, and $5.1 and $5.2 during the six months ended September 30, 2024 and 2023, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $14.7 and $13.9 during the three months ended September 30, 2024 and 2023, respectively, and $27.1 and $25.1 during the six months ended September 30, 2024 and 2023, respectively.
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
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.4 and 1.3 as of September 30, 2024 and March 31, 2024, respectively. During the six months ended September 30, 2024, 0.4 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.

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

	September 30, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$489.8	$—	$—	$489.8
Bank-time deposits	87.8	—	—	87.8
Short-term investments:
Bank-time deposits	3.5	—	—	3.5
Restricted cash and cash equivalents:
Money market funds	342.7	—	—	342.7
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	86.0	—	—	86.0
Other assets:
Private equity	—	—	26.0	26.0
Equity securities	7.0	—	—	7.0
Total financial assets	$1,017.3	$—	$26.0	$1,043.3

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$0.5	$0.5
Other-long term liabilities:
Contingent earn-out consideration	—	—	2.8	2.8
Long-term debt, net:
Convertible notes	—	26.0	—	26.0
Total financial liabilities	$—	$26.0	$3.3	$29.3

	March 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$177.5	$—	$—	$177.5
Bank-time deposits	64.8	—	—	64.8
Short-term investments:
Bank-time deposits	22.0	—	—	22.0
Restricted cash and cash equivalents:
Money market funds	238.3	—	—	238.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	95.9	—	—	95.9
Other assets:
Private equity	—	—	26.8	26.8
Total financial assets	$599.0	$—	$26.8	$625.8

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$12.4	$12.4
Other long-term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Short-term debt, net:
Convertible notes	—	24.6	—	24.6
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$50.5	$13.1	$63.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2024.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At September 30, 2024, and March 31, 2024, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$3.5	$—	$—	$3.5
Total Short-term investments	$3.5	$—	$—	$3.5

	March 31, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$22.0	$—	$—	$22.0
Total Short-term investments	$22.0	$—	$—	$22.0
The following table summarizes the contracted maturities of our short-term investments at September 30, 2024:

	September 30, 2024
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$3.5	$3.5
Total Short-term investments	$3.5	$3.5

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	September 30, 2024	March 31, 2024
Forward contracts to sell foreign currencies	$332.6	$243.0
Forward contracts to purchase foreign currencies	156.9	72.2
For the three months ended September 30, 2024 and 2023, we recorded a loss of $3.3 and a gain of $3.6, respectively, and for the six months ended September 30, 2024 and 2023, we recorded a gain of $0.2 and a gain of $7.4, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2024		March 31, 2024
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$71.1	$1,670.0	$53.4	$1,237.0
Software development costs, externally developed	7.4	51.5	6.1	198.5
Licenses	18.4	9.7	28.8	11.0
Software development costs and licenses	$96.9	$1,731.2	$88.3	$1,446.5
During the three months ended September 30, 2024 and 2023, we recorded $11.5 and $3.5, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended September 30, 2024 related to our cost reduction program (refer to Note 15 - Business Reorganization). The impairment charges recorded during the three months ended September 30, 2023 related to unamortized capitalized costs for the development of titles, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
During the six months ended September 30, 2024 and 2023, we recorded $34.8 and $21.7, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the six months ended September 30, 2024 related to our cost reduction program (refer to Note 15 - Business Reorganization). The impairment charges recorded during the six months ended September 30, 2023 related to unamortized capitalized costs for the development of titles, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Software development royalties	$519.7	$413.1
Compensation and benefits	203.1	227.3
Licenses	102.5	64.4
Tax payable	91.7	32.4
Marketing and promotions	86.6	94.5
Settlement accrual	56.4	1.4
Refund liability	40.2	34.5
Interest payable	39.2	29.4
Sales tax liability	22.0	19.3
Professional fees	16.9	16.7
Deferred acquisition payments	5.6	17.6
Other	116.4	112.0
Accrued expenses and other current liabilities	$1,300.3	$1,062.6

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2024	Fair Value (Level 2)
2026 Notes	5.00%	March 28, 2026	$550.0	$555.6
2027 Notes	3.70%	April 14, 2027	600.0	592.6
2028 Notes	4.95%	March 28, 2028	800.0	816.5
2029 Notes	5.40%	June 12, 2029	300.0	312.4
2032 Notes	4.00%	April 14, 2032	500.0	480.0
2034 Notes	5.60%	June 12, 2034	300.0	316.1
2026 Convertible Notes	0.00%	December 15, 2026	26.0	26.0
Total			$3,076.0	$3,099.2
Unamortized discount and issuance costs			(20.1)
Long-term debt, net			$3,055.9

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$588.9
2026 Notes	5.00%	March 28, 2026	550.0	547.6
2027 Notes	3.70%	April 14, 2027	600.0	576.5
2028 Notes	4.95%	March 28, 2028	800.0	797.8
2032 Notes	4.00%	April 14, 2032	500.0	462.9
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.6
Unamortized discount and issuance costs			(17.6)
Long-term debt, net			$3,058.3
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$596.2
Total			$600.0	$596.2
Unamortized discount and issuance costs			(0.8)
Short-term debt, net			$599.2

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2024 Convertible Notes	0.25%	June 1, 2024	$24.6	$24.6
Total			$24.6	$24.6
Unamortized discount and issuance costs			—
Short-term debt, net			$24.6

The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023, respectively, and was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
2024 Notes	$—	$2.9	$—	$9.4
2025 Notes	5.4	5.4	10.7	10.7
2026 Notes	6.8	6.3	13.7	11.6
2027 Notes	5.5	5.5	11.1	11.1
2028 Notes	9.9	6.2	19.8	11.5
2029 Notes	4.0	—	4.8	—
2032 Notes	5.0	5.0	10.0	10.0
2034 Notes	4.2	—	5.0	—
Term Loan	—	—	—	1.5
Total	$40.8	$31.3	$75.1	$65.8
The following table outlines the aggregate amount of maturities of our borrowings, as of September 30, 2024:

Fiscal Year Ending March 31,	Maturities
2025 (remaining)	$—
2026	1,150.0
2027	29.4
2028	1,400.0
2029	—
Thereafter	1,100.0
Total	3,679.4
Fair value adjustments	(3.4)
Total face value	$3,676.0
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the six months ended September 30, 2024, we made interest payments of $65.3. The proceeds from the issuances of the Senior Notes in April 2022 were used to finance a portion of our acquisition of Zynga, and the proceeds from the subsequent issuance of Senior Notes were used, or are expected to be used, to repay certain of our debt or for general corporate purposes.
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
During the three months ended September 30, 2024 and 2023, we recognized $1.6 and $1.8, respectively, of amortization of debt issuance costs and $0.2 and $0.1, respectively, of amortization of the original issuance discount. During the six months ended September 30, 2024 and 2023, we recognized $3.0 and $3.6, respectively, of amortization of debt issuance costs and $0.3 and $0.3, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining principal amount of $350.0 on its maturity date on March 28, 2024, with proceeds received from the Add-On Offering Notes. During the three and six months ended September 30, 2023 we recognized a debt extinguishment gain of approximately $0.7 and $7.7, respectively, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations.
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

Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.00% at September 30, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.84% at September 30, 2024, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024 and 2023, we amortized $0.1 and $0.1, respectively, and during the six months ended September 30, 2024 and 2023, we amortized $0.3 and $0.3, respectively, of these debt issuance costs.
As of September 30, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.7 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	September 30, 2024	March 31, 2024
Available borrowings	$747.7	$497.7
Outstanding letters of credit	2.3	2.3
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of September 30, 2024, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
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
The 2024 Convertible Notes matured on June 1, 2024. During the six months ended September 30, 2024, we paid $8.3 for converted 2024 Convertible Notes, including interest, and we issued 0.1 shares of our common stock upon conversion of the 2024 Convertible Notes.

The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at September 30, 2024. We recorded $26.0 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet as of September 30, 2024. During the three months ended September 30, 2024 and 2023, we recognized a loss of $0.1 and a loss of $1.7, respectively, and during the six months ended September 30, 2024 and 2023, we recognized a gain of $0.3 and loss of $3.2, respectively, within Loss on fair value adjustments, net in our Condensed Consolidated Statements of Operations.

10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic and diluted loss per share:
Net loss	$(365.5)	$(543.6)	$(627.5)	$(749.6)
Weighted average shares outstanding—basic	175.4	169.9	173.8	169.6
Basic and diluted loss per share	$(2.08)	$(3.20)	$(3.61)	$(4.42)
We incurred a net loss for the three and six months ended September 30, 2024 and 2023; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended September 30, 2024, we had 1.6 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period. For the six months ended September 30, 2024, we had 2.0 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the six months ended September 30, 2024, 1.6 restricted stock awards vested, we granted 2.0 unvested restricted stock awards, and 0.4 unvested restricted stock awards were forfeited.
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
On May 2, 2022, IBM filed suit against Zynga, our wholly-owned subsidiary, in the United States District Court for the District of Delaware. The suit alleged, in relevant part, that Zynga infringed its U.S. Patent Nos. 7,072,849 and 7,702,719. Starting on September 9, 2024, the case was tried before a jury, which, on September 13, 2024, returned a verdict finding that certain of Zynga’s games infringed each of the patents and awarding damages to IBM in the amount of $44.9. The patents at issue have expired and Zynga will not have to modify or stop operating any of the games at issue. Zynga believes this result is not supported by the facts and the law and intends to seek to overturn the verdict and reduce or eliminate the damages award through post-trial motions and appeal.
12. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $41.2 for the three months ended September 30, 2024, as compared to the benefit from income taxes of $33.4 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of (12.7)% for the three months ended September 30, 2024 was due primarily to tax expense of $104.9 related to an increase in valuation allowance, tax expense of $9.9 related to geographic mix of earnings offset by benefits of $17.2 from tax credits.
The provision for income taxes for the six months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $91.0 for the six months ended September 30, 2024, as compared to the benefit from income taxes of $56.3 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (17.0)% for the six months ended September 30, 2024 was due primarily to tax expense of $201.8 related to an increase in valuation allowance, tax expense of $18.1 related to geographic mix of earnings offset by benefits of $35.0 from tax credits.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently that the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three and six months ended September 30, 2024. We will continue to evaluate the impact Pillar Two may have on our operations.
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
The acquisition-date fair value of the consideration totaled $435.0, which consisted of the following:

Fair value of purchase consideration
Common stock (2.8 shares)	$448.6
Deferred payment	1.0
Settlement of pre-existing relationship	(14.6)
Total	$435.0
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

	Fair Value	Weighted average useful life
Cash acquired	$9.5	N/A
Other tangible assets	158.8	N/A
Other liabilities assumed	(141.7)	N/A
Intangible assets
Intellectual property	79.0	14
Developed game technology	68.0	2
Games in development	36.0	N/A
Game engine technology	9.0	2
Branding and trade names	8.0	7
Goodwill	208.4	N/A
Total	$435.0

Goodwill, which is not deductible for tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
The amounts of revenue and earnings of Gearbox included in our Condensed Consolidated Statements of Operations from the acquisition date are as follows:

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Net revenue	$10.3	$11.9
Net loss	(20.8)	(25.3)
Supplemental pro-forma financial information has not been provided as the historical results of Gearbox were not material to us.
Transaction costs of $0.6 and $5.1 for the three and six months ended September 30, 2024, respectively, have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operation.
14. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Gross balance at March 31, 2024	$6,768.5
Accumulated impairment at March 31, 2024	(2,342.1)
Net balance at March 31, 2024	4,426.4
Gearbox Acquisition	208.4
Currency translation adjustment	13.9
Balance at September 30, 2024	$4,648.7
During the three and six months ended September 30, 2023, we recognized a goodwill impairment charge of $165.4, representing a partial impairment related to one of our reporting units. We identified various qualitative factors that, collectively, indicated that the fair value of one of our reporting units was more likely than not less than its carrying amount, including a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. As a result of this qualitative analysis, we performed a valuation of the reporting unit using discounted cash flow and guideline public company methodologies. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate.

Indefinite-lived intangibles
Other intangibles, net, as of September 30, 2024, included in-process research and development ("IPR&D") assets of $36.0 acquired as part of the Gearbox acquisition (refer to Note 13 - Acquisitions), which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released or development is abandoned.
Definite-lived intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,867.9	$(1,601.2)	$2,266.7	$3,788.8	$(1,301.4)	$2,487.4	6 years
Branding and Trade Names	403.3	(86.7)	316.6	395.1	(68.5)	326.6	12 years
Game Engine Technology	332.8	(185.9)	146.9	322.5	(147.3)	175.2	4 years
Intellectual Property	106.5	(25.5)	81.0	27.5	(23.1)	4.4	14 years
Developer Relationships	57.0	(33.6)	23.4	57.0	(26.5)	30.5	5 years
Advertising Technology	43.0	(33.8)	9.2	43.0	(26.6)	16.4	3 years
Customer Relationships	31.0	(14.6)	16.4	31.0	(11.5)	19.5	5 years
In Place Lease	2.0	(1.7)	0.3	2.0	(1.4)	0.6	4 years
Total intangible assets	$5,193.7	$(2,333.2)	$2,860.5	$5,016.2	$(1,955.6)	$3,060.6

    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$174.1	$409.6	$338.5	$596.8
Selling and marketing	1.5	1.6	3.1	47.9
Research and development	7.2	7.2	14.4	14.3
Depreciation and amortization	9.2	8.9	18.1	17.8
Total amortization of intangible assets	$192.0	$427.3	$374.1	$676.8
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
Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2025 (remaining)	$377.5
2026	726.0
2027	636.2
2028	586.8
2029	239.8
15. BUSINESS REORGANIZATION
We have implemented a cost reduction program to identify efficiencies across our business (the "2024 Plan"), which includes eliminating several projects in development and streamlining our organizational structure. The 2024 Plan is expected to be largely completed by December 31, 2024. We estimated that we will incur approximately $160.0 to $200.0 in total charges in connection with the 2024 Plan, which consists of approximately $120.0 to $140.0 related to title cancellations, $25.0 to $35.0 associated with employee severance and employee-related costs, and approximately $15.0 to $25.0 related to office space reductions. During the fiscal year ended March 31, 2024, we incurred business reorganization expenses of $93.3 in connection with the 2024 Plan, of which $88.2 related to title cancellations, $3.2 was for employee-related costs, and the remaining $1.9 consisted of professional fees.
We incurred business reorganization expenses of $16.8 and $3.4 during the three months ended September 30, 2024 and 2023, respectively, and $66.3 and $10.6 during the six months ended September 30, 2024 and 2023, respectively.
In connection with the 2024 Plan, we incurred the following expenses:

	Three Months Ended September 30,	Six Months Ended September 30,
	2024	2024
Title cancellations (1)	$10.3	$33.6
Employee-related costs	5.9	29.7
Impairment loss of ROU asset (office closures)	0.6	2.4
Professional fees	—	0.6
Total business reorganization expenses	$16.8	$66.3
(1) Refer to Note 7 - Software Development Costs and Licenses
During the three and six months ended September 30, 2024 we paid $7.7 and $41.9, respectively, related to these reorganization activities and $9.3 remained accrued for in Accrued expenses and other current liabilities.

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
Overview
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, PC, and mobile, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
Our strategy is to be the most creative, innovative, and efficient company in the evolving interactive entertainment industry. With our diverse portfolio that spans all key platforms and numerous genres, we strive to create the highest quality, most engaging interactive entertainment franchises that captivate our global audience. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware and mobile platforms in a wide range of genres, including action, adventure, family/casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy, which we distribute worldwide. We believe that our player-first approach and commitment to creativity and innovation are distinguishing strengths, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences. We have created, acquired, or licensed a group of highly-recognizable brands to match the broad consumer demographics that we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on platforms and through channels that are relevant to our target audience.
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

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 430 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 205 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar titles. Rockstar Games continues to invest in the franchise and plans to release Grand Theft Auto VI in the fall of calendar year 2025. The label released its first trailer for the title in December 2023 and will share more details over time. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 65 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises, as well as the Borderlands and Tiny Tina's Wonderlands franchises, which are now owned by us following our June 2024 acquisition of Gearbox. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, PGA TOUR 2K, and TopSpin 2K. 2K also publishes mobile titles, including WWE SuperCard and NFL 2K Playmakers. In 2018, we expanded our relationship with the NBA through the NBA 2K League.
    Private Division.    Our Private Division label was dedicated to bringing titles from the industry's leading creative talent to market and was the publisher, developer, and owner of Kerbal Space Program and OlliOlli World. In October 2024, we sold the label, including our rights to substantially all of the label's titles. Take-Two will continue to support No Rest for the Wicked, which launched in early access on PC in April.
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and KPI thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Game of Thrones: Legends, Golf Rival, Harry Potter: Puzzles & Spells, Match Factory!, Merge Dragons!, Merge Magic!, Monster Legends, Star Wars: Hunters, Toon Blast, Top Eleven, Top Troops, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Fill the Fridge!, Parking Jam 3D, Power Slap, Pull the Pin, Screw Jam, Twisted Tangle, and Tangled Snakes.
International Expansion
The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, the Middle East, and Latin America. We are continuing to execute on our growth initiatives in Asia, where our strategy is to build on our licensing relationships and also broaden the distribution of our existing products and expand our online gaming presence, especially in China. 2K has secured a multi-year license from the NBA to develop an online version of our NBA simulation game in China, Taiwan, Hong Kong, and Macau. Our first such title, NBA 2K Online, a free-to-play NBA simulation game based on the console edition of NBA 2K, which was co-developed by 2K and Tencent, is the top online PC sports game in China with over 65 million registered users. We have released two iterations of NBA 2K Online and continue to enhance the title with new features. While we retain title to all intellectual property, in some regions, local publishers, under license agreements, are responsible for localization of software content, distribution, and marketing of the products in their respective local markets.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases.

Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 12.9% of our net revenue for the six months ended September 30, 2024. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors that may affect our business in several areas, including consumer demand, inflation, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Actions we have taken to date and other potential actions we may take in the future in response to these factors could result in negative impacts in future periods.
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
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 37.2% of our net revenue for the six months ended September 30, 2024. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.      We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, and in-game purchases, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 96.4% of our net revenue for the six months ended September 30, 2024. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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

Content Release Highlights
During fiscal year 2025, 2K released NFL 2K Playmakers, TopSpin 2K25, and NBA 2K25; Private Division released No Rest for the Wicked early access on PC; and Zynga released Star Wars: Hunters and Game of Thrones: Legends.
To date we have announced that, during the remainder of fiscal year 2025, 2K plans to release Sid Meier's Civilization VII and WWE 2K25. Rockstar Games plans to release Grand Theft Auto VI in the fall of calendar year 2025.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	Increase/ (decrease)	% Increase/ (decrease)	2024	2023	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,474.9	$1,444.9	$30.0	2.1%	$2,693.1	$2,646.5	$46.6	1.8%

For the three months ended September 30, 2024, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from Match Factory!, which released in November 2023, and Toon Blast. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto franchise, our hyper-casual mobile portfolio, our Red Dead Redemption franchise, which included our August 2023 release of Red Dead Redemption and Undead Nightmare, and Empires & Puzzles.
For the six months ended September 30, 2024, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from Match Factory!, Toon Blast, and TopSpin 2K25, which released in April 2024. These increases were partially offset by a decrease in Net Bookings from our hyper-casual mobile portfolio, our NBA 2K and Grand Theft Auto franchises, and Empires & Puzzles.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Total net revenue	$1,353.1	100.0%	$1,299.2	100.0%	$2,691.3	100.0%	$2,583.9	100.0%
Cost of revenue	625.2	46.2%	883.8	68.0%	1,192.3	44.2%	1,489.3	57.7%
Gross profit	727.9	53.8%	415.4	32.0%	1,499.0	55.8%	1,094.6	42.3%
Selling and marketing	461.3	34.1%	334.6	25.8%	892.7	33.2%	734.0	28.4%
Research and development	246.7	18.2%	232.1	17.9%	466.5	17.3%	470.7	18.2%
General and administrative	253.0	18.7%	178.3	13.7%	463.5	17.2%	376.2	14.6%
Depreciation and amortization	47.3	3.5%	45.3	3.5%	92.1	3.4%	85.7	3.3%
Goodwill impairment	—	—%	165.4	12.7%	—	—%	165.4	6.4%
Business reorganization	16.8	1.2%	3.4	0.2%	66.3	2.5%	10.6	0.4%
Total operating expenses	1,025.1	75.7%	959.1	73.8%	1,981.1	73.6%	1,842.6	71.3%
Loss from operations	(297.2)	(21.9)%	(543.7)	(41.8)%	(482.1)	(17.8)%	(748.0)	(29.0)%
Interest and other, net	(25.9)	(1.9)%	(31.1)	(2.4)%	(50.1)	(1.9)%	(56.5)	(2.2)%
Loss on fair value adjustments, net	(1.2)	(0.1)%	(2.2)	(0.2)%	(4.3)	(0.2)%	(1.4)	(0.1)%
Loss before income taxes	(324.3)	(23.9)%	(577.0)	(44.4)%	(536.5)	(19.9)%	(805.9)	(31.3)%
Provision for (benefit from) income taxes	41.2	3.0%	(33.4)	(2.6)%	91.0	3.4%	(56.3)	(2.2)%
Net loss	$(365.5)	(26.9)%	$(543.6)	(41.8)%	$(627.5)	(23.3)%	$(749.6)	(29.1)%

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Net revenue by platform:
Mobile	$740.2	54.7%	$646.2	49.7%	$1,462.7	54.3%	$1,326.2	51.3%
Console	491.1	36.3%	546.7	42.1%	1,000.0	37.2%	1,051.0	40.7%
PC and other	121.8	9.0%	106.3	8.2%	228.6	8.5%	206.7	8.0%
Net revenue by distribution channel:
Digital online	$1,300.0	96.1%	$1,239.7	95.4%	$2,595.5	96.4%	$2,479.7	96.0%
Physical retail and other	53.1	3.9%	59.5	4.6%	95.8	3.6%	104.2	4.0%
Net revenue by content:
Recurrent consumer spending	$1,079.0	79.7%	$1,000.4	77.0%	$2,176.7	80.9%	$2,068.8	80.1%
Full game and other	274.1	20.3%	298.8	23.0%	514.6	19.1%	515.1	19.9%
Three Months Ended September 30, 2024 Compared to September 30, 2023

	2024	%	2023	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,353.1	100.0%	$1,299.2	100.0%	$53.9	4.1%
Product costs	212.5	15.7%	175.7	13.5%	36.8	20.9%
Game intangibles	173.4	12.8%	409.4	31.5%	(236.0)	(57.6)%
Licenses	97.2	7.2%	102.8	7.9%	(5.6)	(5.4)%
Internal royalties	77.2	5.7%	112.8	8.7%	(35.6)	(31.6)%
Software development costs and royalties (1)	64.9	4.8%	83.1	6.4%	(18.2)	(21.9)%
Cost of revenue	625.2	46.2%	883.8	68.0%	(258.6)	(29.3)%
Gross profit	$727.9	53.8%	$415.4	32.0%	$312.5	75.2%
(1) Includes $3.1 and $7.5 of stock-based compensation expense in 2024 and 2023, respectively, in software development costs and royalties.
For the three months ended September 30, 2024, net revenue increased by $53.9 as compared to the prior year period. The increase was primarily due to an increase in net revenue of $73.6 from Match Factory!, which released in November 2023, and $35.6 from Toon Blast. These increases were partially offset by a decrease in net revenue of (i) $27.4 from our Grand Theft Auto franchise, (ii) $21.8 from our NBA 2K franchise, and (iii) $13.1 from our Red Dead Redemption franchise, which included our August 2023 release of Red Dead Redemption and Undead Nightmare.
Net revenue from mobile increased by $94.0 and accounted for 54.7% of our total net revenue for three months ended September 30, 2024, as compared to 49.7% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from Merge Dragons!. Net revenue from console games decreased by $55.6 and accounted for 36.3% of our total net revenue for the three months ended September 30, 2024, as compared to 42.1% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises. These decreases were partially offset by an increase in net revenue from our Borderlands franchise. Net revenue from PC and other increased by $15.5 and accounted for 9.0% of our total net revenue for the three months ended September 30, 2024, as compared to 8.2% for the prior year period. The increase in net revenue from PC and other was primarily due to an increase in net revenue from our Risk of Rain franchise, which was acquired in connection with our acquisition of Gearbox in June 2024 (refer to Note 13 - Acquisitions), and our Borderlands, Grand Theft Auto, and NBA 2K franchises. These increases were partially offset by a decrease in net revenue from our Red Dead Redemption franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $78.6 and accounted for 79.7% of net revenue for the three months ended September 30, 2024, as compared to 77.0% of net revenue for the prior year period. The increase in net revenue from RCS was primarily due to increases in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises. Net revenue from full game and other decreased by $24.7 and accounted for 20.3% of net revenue for the three months ended September 30, 2024 as compared to 23.0% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from our Grand Theft Auto, NBA 2K, and Red Dead Redemption franchises. These decreases were partially offset by an increase in net revenue in our Borderlands and Mafia franchises.
Net revenue from digital online channels increased by $60.3 and accounted for 96.1% of our total net revenue for the three months ended September 30, 2024, as compared to 95.4% for the prior year period. The increase was primarily due to increases in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue in our Grand Theft Auto and NBA 2K franchises. Net revenue from physical retail and other channels decreased by $6.4 and accounted for 3.9% of our total net revenue for the three months ended September 30, 2024, as compared to 4.6% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K and WWE 2K franchises. These decreases were partially offset by an increase in net revenue from physical retail and other channels from our Red Dead Redemption franchise.
Gross profit as a percentage of net revenue for the three months ended September 30, 2024 was 53.8% as compared to 32.0% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to (i) lower amortization of intangibles assets due primarily to impairment charges in the prior year for acquisition-related intangible assets and (ii) lower internal royalties due to the timing of when royalties are earned, partially offset by higher digital platform fees.
Changes in foreign currency exchange rates increased net revenue by $0.5 and increased gross profit by $0.2 for the three months ended September 30, 2024 as compared to the prior year period.

Operating Expenses

	2024	% of net revenue	2023	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$461.3	34.1%	$334.6	25.8%	$126.7	37.9%
General and administrative	253.0	18.7%	178.3	13.7%	74.7	41.9%
Research and development	246.7	18.2%	232.1	17.9%	14.6	6.3%
Depreciation and amortization	47.3	3.5%	45.3	3.5%	2.0	4.4%
Goodwill impairment	—	—%	165.4	12.7%	(165.4)	(100.0)%
Business reorganization	16.8	1.2%	3.4	0.2%	13.4	394.1%
Total operating expenses(1)	$1,025.1	75.7%	$959.1	73.8%	$66.0	6.9%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$24.5	$24.6
General and administrative	32.4	29.4
Research and development	26.2	28.9
Changes in foreign currency exchange rates increased total operating expenses by $1.2 for the three months ended September 30, 2024, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $126.7 for the three months ended September 30, 2024, as compared to the prior year period, due primarily to higher overall marketing expenses for Match Factory!, with no corresponding expense in the prior fiscal year, Game of Thrones: Legends, and our NBA 2K franchise.
General and administrative
General and administrative expenses increased by $74.7 for the three months ended September 30, 2024, as compared to the prior year period, due primarily to increases in (i) legal fees and contingencies related to the IBM case against Zynga and (ii) personnel expense due to increased headcount.
General and administrative expenses for the three months ended September 30, 2024 and 2023 included occupancy expense (primarily rent, utilities and office expenses) of $19.2 and $16.8, respectively, related to our development studios.
Research and development
Research and development expenses increased by $14.6 for the three months ended September 30, 2024, as compared to the prior year period, primarily due to increases in personnel expense due to increased headcount and IT-related expenses for cloud-based services and IT infrastructure, partially offset by additional R&D related credits related to certain titles.
Depreciation and amortization
Depreciation and amortization expenses increased by $2.0 for the three months ended September 30, 2024, as compared to the prior year period, due primarily to increases in leasehold improvements for office buildouts and IT infrastructure.
Goodwill impairment
Goodwill impairment expenses decreased by $165.4 for the three months ended September 30, 2024, as compared to the prior year period, due to a partial impairment recognized related to one of our reporting units in the prior year (refer to Note 14 - Goodwill and Intangible Assets, Net).
Business reorganization
Business reorganization increased by $13.4 for the three months ended September 30, 2024, as compared to the prior year period, due primarily to the cancellation of titles and employee-related costs as part of our cost reduction program (refer to Note 15 - Business Reorganization).
Interest and other, net
Interest and other, net was expense of $25.9 for the three months ended September 30, 2024, as compared to expense of $31.1 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in interest rates and a decrease in foreign currency losses. These decreases in expense were partially offset by an increase in interest expense related to our debt transactions (refer to Note 9 - Debt).
Loss on fair value adjustments, net
Loss on fair value adjustments, net was a loss of $1.2 for the three months ended September 30, 2024 as compared to a loss of $2.2 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Provision for income taxes
The provision for income taxes for the three months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $41.2 for the three months ended September 30, 2024, as compared to the benefit from income taxes of $33.4 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (12.7)% for the three months ended September 30, 2024 was due primarily to tax expense of $104.9 related to an increase in valuation allowance and tax expense of $9.9 related to geographic mix of earnings offset by benefits of $17.2 from tax credits.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 5.8% for the three months ended September 30, 2023 was due primarily to tax expense of $56.3 related to an increase in the U.S. valuation allowance, tax expense of $33.5 related to the impairment of nondeductible goodwill, $8.1 related to the revaluation of deferred taxes due to a change in the statutory tax rate in Turkey, offset by tax benefits of $21.6 from tax credits and by the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax expense related to the impairment of nondeductible goodwill, decreased tax expense related to the revaluation of deferred taxes due to statutory rate changes in the prior period, offset by increased tax expense from changes in valuation allowance, increased tax expense related to geographic mix of earnings, and decreased tax benefits from tax credits.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended September 30, 2024. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently that the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended September 30, 2024. We will continue to evaluate the impact Pillar Two may have on our operations.
Net loss and Loss per share
For the three months ended September 30, 2024, net loss was $365.5, as compared to a net loss of $543.6 in the prior year period. Basic and diluted loss per share for the three months ended September 30, 2024 was $2.08, as compared to basic and diluted loss per share of $3.20 in the prior year period. Basic weighted average shares of 175.4 were 5.5 shares higher as compared to the prior year period basic weighted average shares, due primarily to normal stock compensation activity. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
Six Months Ended September 30, 2024 Compared to September 30, 2023

	2024	%	2023	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$2,691.3	100.0%	$2,583.9	100.0%	$107.4	4.2%
Product costs	415.8	15.4%	354.6	13.7%	61.2	17.3%
Game intangibles	336.9	12.5%	596.3	23.1%	(259.4)	(43.5)%
Licenses	152.3	5.7%	154.2	6.0%	(1.9)	(1.2)%
Internal royalties	146.2	5.4%	185.4	7.2%	(39.2)	(21.1)%
Software development costs and royalties (1)	141.1	5.2%	198.8	7.7%	(57.7)	(29.0)%
Cost of revenue	1,192.3	44.2%	1,489.3	57.7%	(297.0)	(19.9)%
Gross profit	$1,499.0	55.8%	$1,094.6	42.3%	$404.4	36.9%
(1) Includes $6.0 and $14.2 of stock-based compensation expense in 2024 and 2023, respectively, in software development costs and royalties.
For the six months ended September 30, 2024, net revenue increased by $107.4 as compared to the prior year period. The increase was primarily due to an increase in net revenue of (i) $136.8 from Match Factory!, which released in November 2023, (ii) $67.2 from Toon Blast, and (iii) $21.2 from TopSpin 2K25, which released in April 2024. The increase was partially offset by a decrease in net revenue of (i) $38.0 from our NBA 2K franchise, (ii) $27.3 from our Grand Theft Auto franchise, and (iii) $19.6 from our hyper-casual mobile portfolio.
Net revenue from mobile increased by $136.5 and accounted for 54.3% of our total net revenue for six months ended September 30, 2024, as compared to 51.3% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our hyper-casual mobile portfolio. Net revenue from console games decreased by $51.0 and accounted for 37.2% of our total net revenue for the six months ended September 30, 2024, as compared to 40.7% for the prior year period. The decrease was due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises. These decreases were partially offset by an increase in net revenue from TopSpin 2K25. Net revenue from PC and other increased by $21.9 and accounted for 8.5% of our total net revenue for the six months ended September 30, 2024, as compared to 8.0% for the prior year period. The increase was due to an increase in net revenue from our Risk of Rain franchise, which was acquired in connection with our acquisition of Gearbox in June 2024 (refer to Note 13 - Acquisitions), our Grand Theft Auto franchise, and No Rest for the Wicked, which released for early access in April 2024. These increases were partially offset by a decrease in net revenue from our Red Dead Redemption franchise, which included our August 2023 release of Red Dead Redemption and Undead Nightmare.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $107.9 and accounted for 80.9% of net revenue for the six months ended September 30, 2024, as compared to 80.1% of net revenue for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise, our hyper-casual mobile portfolio, Merge Dragons!, and our NBA 2K franchise. Net revenue from full game and other decreased by $0.5 and accounted for 19.1% of net revenue for the six months ended September 30, 2024 as compared to 19.9% of net revenue for the prior year period. The decrease was due to a decrease in net revenue from our NBA 2K franchise. This decrease was partially offset by an increase in net revenue from TopSpin 2K25.
Net revenue from digital online channels increased by $115.8 and accounted for 96.4% of our total net revenue for the six months ended September 30, 2024, as compared to 96.0% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. This increase was partially offset by a decrease in net revenue from our NBA 2K and Grand Theft Auto franchises, and our hyper-casual mobile portfolio. Net revenue from physical retail and other channels decreased by $8.4 and accounted for 3.6% of our total net revenue for the six months ended September 30, 2024, as compared to 4.0% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K franchise and LEGO 2K Drive. These decreases were partially offset by an increase in net revenue from TopSpin 2K25.
Gross profit as a percentage of net revenue for the six months ended September 30, 2024 was 55.8% as compared to 42.3% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to lower amortization of intangible assets due primarily to impairment charges in the prior year for acquisition-related intangible assets.
Changes in foreign currency exchange rates decreased net revenue by $0.8 and decreased gross profit by $0.4 for the six months ended September 30, 2024 as compared to the prior year period.
Operating Expenses

	2024	% of net revenue	2023	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$892.7	33.2%	$734.0	28.4%	$158.7	21.6%
Research and development	466.5	17.3%	470.7	18.2%	(4.2)	(0.9)%
General and administrative	463.5	17.2%	376.2	14.6%	87.3	23.2%
Depreciation and amortization	92.1	3.4%	85.7	3.3%	6.4	7.5%
Goodwill impairment	—	—%	165.4	6.4%	(165.4)	(100.0)%
Business reorganization	66.3	2.5%	10.6	0.4%	55.7	525.5%
Total operating expenses (1)	$1,981.1	73.6%	$1,842.6	71.3%	$138.5	7.5%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$45.7	$48.9
Research and development	49.4	52.5
General and administrative	60.4	53.5
Changes in foreign currency exchange rates decreased total operating expenses by $0.8 for the six months ended September 30, 2024, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $158.7 for the six months ended September 30, 2024, as compared to the prior year period, due primarily to higher overall marketing expenses for Match Factory!, with no corresponding expense in the prior fiscal year.

Research and development

Research and development expenses decreased by $4.2 for the six months ended September 30, 2024, as compared to the prior year period, due primarily to the timing of tax related credits for certain titles, partially offset by an increase in personnel expense due to increased headcount and IT-related expenses for cloud-based services and IT infrastructure.
General and administrative
General and administrative expenses increased by $87.3 for the six months ended September 30, 2024, as compared to the prior year period, due to increases in (i) legal fees and contingencies related to the IBM case against Zynga, (ii) personnel expense due to increased headcount, and (iii) IT-related expenses for cloud-based services and IT infrastructure.
General and administrative expenses for the six months ended September 30, 2024 and 2023 included occupancy expense (primarily rent, utilities and office expenses) of $36.4 and $33.6, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $6.4 for the six months ended September 30, 2024, as compared to the prior year period, primarily due to an increase in IT infrastructure and leasehold improvements for office buildouts.

Goodwill impairment
Goodwill impairment expenses decreased by $165.4 for the six months ended September 30, 2024, as compared to the prior year period, due to a partial impairment recognized related to one of our reporting units in the prior year (refer to Note 14 - Goodwill and Intangible Assets, Net).
Business reorganization
Business reorganization increased by $55.7 for the six months ended September 30, 2024, as compared to the prior year period, due primarily to the cancellation of titles and employee-related costs as part of our cost reduction program (refer to Note 15 - Business Reorganization).
Interest and other, net
Interest and other, net was expense of $50.1 for the six months ended September 30, 2024, as compared to $56.5 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in interest rates and a decrease in foreign currency losses. These decreases in expense were partially offset by an increase in interest expense related to our debt transactions (refer to Note 9 - Debt) and a gain on debt extinguishment recognized in the prior year on the partial repayment of our 2024 Notes.
Loss on fair value adjustments, net
Loss on fair value adjustments, net was $4.3 for the six months ended September 30, 2024 as compared to $1.4 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Provision for Income Taxes
The provision for income taxes for the six months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $91.0 for the six months ended September 30, 2024, as compared to the benefit from income taxes of $56.3 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (17.0)% for the six months ended September 30, 2024 was due primarily to tax expense of $201.8 related to an increase in the U.S. valuation allowance, tax expense of $18.1 related to geographic mix of earnings offset by benefits of $35.0 from tax credits.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 7.0% for the six months ended September 30, 2023 was due primarily to tax expense of $81.6 related to an increase in the U.S. valuation allowance, tax expense of $33.5 related to the impairment of nondeductible goodwill, $8.1 related to the revaluation of deferred taxes due to a change in the statutory tax rate in Turkey, offset by tax benefits of $42.0 from tax credits and by the geographic mix of earnings.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax expense related to the impairment of nondeductible goodwill, decreased tax expense related to the revaluation of deferred taxes due to statutory rate changes in the prior period and decreased tax expense from employee stock-based compensation, offset by increased tax expense from changes in valuation allowance, increased tax expense related to geographic mix of earnings, and decreased tax benefits from tax credits.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial

Statements for the six months ended September 30, 2024. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently that the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the six months ended September 30, 2024. We will continue to evaluate the impact Pillar Two may have on our operations.
Net loss and loss per share
For the six months ended September 30, 2024, net loss was $627.5, as compared to net loss of $749.6 in the prior year period. For the six months ended September 30, 2024, basic and diluted loss per share was $3.61 as compared to basic and diluted loss per share of $4.42 in the prior year period. Basic weighted average shares of 173.8 were 4.2 shares higher as compared to the prior year period basic weighted average shares, due primarily to normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year, as well as stock issued as consideration for the acquisition of Gearbox. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
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
Short-term investments
As of September 30, 2024, we had $3.5 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of September 30, 2024, we had $3,650.0 of Senior Notes outstanding.
Credit Agreement
As of September 30, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.7 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at September 30, 2024.

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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 82.2% and 79.5% of net revenue during the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, five customers accounted for 77.4% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 67.2% and 57.7% of such balances at September 30, 2024 and March 31, 2024, respectively. We had three customers who accounted for 33.9%, 17.8%, and 15.5% of our gross accounts receivable as of September 30, 2024, and three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2024, and March 31, 2024. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of September 30, 2024, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $664.3. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended September 30, 2024, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of September 30, 2024, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(millions of dollars)	2024	2023
Net cash (used in) provided by operating activities	$(319.4)	$69.8
Net cash (used in) provided by investing activities	(68.0)	60.3
Net cash provided by (used in) financing activities	597.0	(71.1)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	8.0	(7.4)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$217.6	$51.6
At September 30, 2024, we had $1,319.6 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,102.0 at March 31, 2024. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from the issuance of our 2029 Notes and 2034 Notes (refer to Note 9 - Debt). This increase was partially offset by the decrease in (i) Net cash used in operating activities, which was due primarily to investments in software development and licenses, partially offset by sales of our products and (ii) Net cash used in investing activities which was due primarily to the purchase of fixed assets and our immaterial investments.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2025, we anticipate capital expenditures to be approximately $150.0. During the six months ended September 30, 2024, capital expenditures were $71.9.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended September 30, 2024 and 2023, 39.8% and 38.8%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2024, we had $3.5 of short-term investments, which included $0.0 of available-for-sale securities. The available-for-sale securities were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of Accumulated other comprehensive loss, in Stockholders' equity. We also had $876.1 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2024.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (8.00% at September 30, 2024) or (b) 1.000% to 1.625% above SOFR, approximately 4.84% at September 30, 2024, which rates are determined by the Company's credit rating. At September 30, 2024, there were no borrowings under our 2022 Credit Agreement.

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
For the three months ended September 30, 2024 and 2023, our foreign currency translation adjustment was a gain of $71.6 and a loss of $63.1, respectively. For the three months ended September 30, 2024 and 2023, we recognized a foreign currency exchange transaction loss of $3.4 and a loss of $5.5, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the six months ended September 30, 2024 and 2023, our foreign currency translation adjustment was a gain of $66.2 and a loss of $37.1, respectively. For the six months ended September 30, 2024 and 2023, we recognized a foreign currency exchange transaction loss of $6.2 and a loss of $19.3, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
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
At September 30, 2024, we had $332.6 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $156.9 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2024, we had $243.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $72.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended September 30, 2024 and 2023, we recorded a loss of $3.3 and a gain of $3.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. For the six months ended September 30, 2024 and 2023, we recorded a gain of $0.2 and a gain of $7.4, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of September 30, 2024 and March 31, 2024, the fair value of these outstanding forward contracts were immaterial and were included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended September 30, 2024, 39.8% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2024, we did not repurchase any shares of our common stock in the open market, as part of the program. As of September 30, 2024, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2024:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2024	—	$—	—	10.0
August 1-31, 2024	—	$—	—	10.0
September 1-30, 2024	—	$—	—	10.0
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended September 30, 2024, no Section 16 officer or director, as define in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and six months ended September 30, 2024 and 2023 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 6, 2024	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)