Form 10-Q
period 2024-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2025-02-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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

As of January 27, 2025, there were 176,495,706 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,206.8	$754.0
Short-term investments	3.3	22.0
Restricted cash and cash equivalents	14.9	252.1
Accounts receivable, net of allowances of $0.8 and $1.2 at December 31, 2024 and March 31, 2024, respectively	662.3	679.7
Software development costs and licenses	67.4	88.3
Contract assets	77.1	85.0
Prepaid expenses and other	369.5	378.6
Total current assets	2,401.3	2,259.7
Fixed assets, net	426.0	411.1
Right-of-use assets	325.3	325.7
Software development costs and licenses, net of current portion	1,904.5	1,446.5
Goodwill	4,602.6	4,426.4
Other intangibles, net	2,686.2	3,060.6
Long-term restricted cash and cash equivalents	87.2	95.9
Other assets	246.8	191.0
Total assets	$12,679.9	$12,216.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144.8	$195.9
Accrued expenses and other current liabilities	999.7	1,062.6
Deferred revenue	1,091.9	1,059.5
Lease liabilities	59.1	63.8
Short-term debt, net	599.6	24.6
Total current liabilities	2,895.1	2,406.4
Long-term debt, net	3,058.3	3,058.3
Non-current deferred revenue	33.9	42.9
Non-current lease liabilities	386.7	387.3
Non-current software development royalties	92.4	102.1
Deferred tax liabilities, net	272.0	340.9
Other long-term liabilities	239.6	211.1
Total liabilities	$6,978.0	$6,549.0
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 200.1 and 194.5 shares issued and 176.4 and 170.8 outstanding at December 31, 2024 and March 31, 2024, respectively	2.0	1.9
Additional paid-in capital	10,196.3	9,371.6
Treasury stock, at cost; 23.7 and 23.7 common shares at December 31, 2024 and March 31, 2024, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(3,332.6)	(2,579.9)
Accumulated other comprehensive loss	(143.2)	(105.1)
Total stockholders' equity	$5,701.9	$5,667.9
Total liabilities and stockholders' equity	$12,679.9	$12,216.9
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue:
Game	$1,243.1	$1,208.2	$3,693.7	$3,432.9
Advertising	116.7	158.1	357.4	517.3
Total net revenue	1,359.8	1,366.3	4,051.1	3,950.2
Cost of revenue	599.9	688.2	1,792.2	2,177.5
Gross profit	759.9	678.1	2,258.9	1,772.7
Selling and marketing	388.9	367.3	1,281.6	1,101.3
Research and development	240.9	232.0	707.4	702.7
General and administrative	189.6	165.0	653.1	541.2
Depreciation and amortization	49.5	42.6	141.6	128.3
Goodwill impairment	—	—	—	165.4
Business reorganization	23.1	0.7	89.4	11.3
Total operating expenses	892.0	807.6	2,873.1	2,650.2
Loss from operations	(132.1)	(129.5)	(614.2)	(877.5)
Interest and other, net	(21.0)	(22.5)	(71.1)	(79.0)
Gain (loss) on fair value adjustments, net	0.2	(0.3)	(4.1)	(1.7)
Loss before income taxes	(152.9)	(152.3)	(689.4)	(958.2)
(Benefit from) provision for income taxes	(27.7)	(60.7)	63.3	(117.0)
Net loss	$(125.2)	$(91.6)	$(752.7)	$(841.2)
Loss per share:
Basic and diluted loss per share	$(0.71)	$(0.54)	$(4.31)	$(4.95)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(125.2)	$(91.6)	$(752.7)	$(841.2)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(104.3)	66.3	(38.1)	29.2
Change in fair value of available for sale securities	—	0.1	—	1.4
Other comprehensive (loss) income	(104.3)	66.4	(38.1)	30.6
Comprehensive loss	$(229.5)	$(25.2)	$(790.8)	$(810.6)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended December 31,
	2024	2023
Operating activities:
Net loss	$(752.7)	$(841.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	181.2	152.1
Stock-based compensation	244.4	255.0
Noncash lease expense	45.1	46.4
Amortization and impairment of intangibles	563.4	924.9
Depreciation	114.2	101.6
Goodwill impairment	—	165.4
Interest expense	123.9	103.2
Gain on debt extinguishment	—	(7.7)
Fair value adjustments	4.1	1.7
Other, net	21.1	30.6
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	2.9	98.0
Software development costs and licenses	(568.9)	(457.3)
Prepaid expenses and other current and other non-current assets	30.1	(47.8)
Deferred revenue	25.3	27.2
Accounts payable, accrued expenses and other liabilities	(358.3)	(559.3)
Net cash (used in) provided by operating activities	(324.2)	(7.2)
Investing activities:
Change in bank time deposits	18.7	21.2
Sale and maturities of available-for-sale securities	—	144.0
Purchases of fixed assets	(115.3)	(95.5)
Divestitures	36.0	—
Purchases of long-term investments	(21.4)	(17.5)
Business acquisitions	9.4	(17.5)
Other	(16.1)	(8.2)
Net cash (used in) provided by investing activities	(88.7)	26.5
Financing activities:
Tax payment related to net share settlements on restricted stock awards	—	(76.6)
Issuance of common stock	55.0	38.1
Payment for settlement of convertible notes	(8.3)	—
Proceeds from issuance of debt	598.9	999.3
Cost of debt	(5.4)	(7.5)
Repayment of debt	—	(989.6)
Payment of contingent earn-out consideration	(12.0)	(35.7)
Net cash provided by (used in) financing activities	628.2	(72.0)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(8.4)	7.9
Net change in cash, cash equivalents, and restricted cash and cash equivalents	206.9	(44.8)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,102.0	1,234.6
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,308.9	$1,189.8
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended December 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2024	199.2	$2.0	$10,063.4	(23.7)	$(1,020.6)	$(3,207.4)	$(38.9)	$5,798.5
Net loss	—	—	—	—	—	(125.2)	—	(125.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(104.3)	(104.3)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	101.5	—	—	—	—	101.5
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	—	—	—	—	—	—
Exercise of stock options	0.3	—	8.9	—	—	—	—	8.9
Employee share purchase plan settlement	0.2	—	22.2	—	—	—	—	22.2
Other changes, net	—	—	0.3	—	—	—	—	0.3
Balance, December 31, 2024	200.1	$2.0	$10,196.3	(23.7)	$(1,020.6)	$(3,332.6)	$(143.2)	$5,701.9

	Three Months Ended December 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, September 30, 2023	193.7	$1.9	$9,183.2	(23.7)	$(1,020.6)	$414.7	$(149.1)	$8,430.1
Net loss	—	—	—	—	—	(91.6)	—	(91.6)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	66.3	66.3
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	103.8	—	—	—	—	103.8
Issuance of restricted stock, net of forfeitures and cancellations	0.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.1)	—	(19.5)	—	—	—	—	(19.5)
Employee share purchase plan settlement	0.2	—	19.4	—	—	—	—	19.4
Balance, December 31, 2023	194.2	$1.9	$9,286.9	(23.7)	$(1,020.6)	$323.1	$(82.7)	$8,508.6

See accompanying Notes.

	Nine Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2024	194.5	$1.9	$9,371.6	(23.7)	$(1,020.6)	$(2,579.9)	$(105.1)	$5,667.9
Net loss	—	—	—	—	—	(752.7)	—	(752.7)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(38.1)	(38.1)
Stock-based compensation	—	—	305.0	—	—	—	—	305.0
Issuance of restricted stock, net of forfeitures and cancellations	2.0	—	—	—	—	—	—	—
Employee share purchase plan settlement	0.4	—	45.5	—	—	—	—	45.5
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	448.6	—	—	—	—	448.6
Exercise of stock options	0.3	—	9.3	—	—	—	—	9.3
Other changes, net	—	0.1	0.3	—	—	—	—	0.4
Balance, December 31, 2024	200.1	$2.0	$10,196.3	(23.7)	$(1,020.6)	$(3,332.6)	$(143.2)	$5,701.9

	Nine Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	$1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(841.2)	—	(841.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	29.2	29.2
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	315.2	—	—	—	—	315.2
Issuance of restricted stock, net of forfeitures and cancellations	1.7	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	(0.5)	—	(76.6)	—	—	—	—	(76.6)
Employee share purchase plan settlement	0.4	—	37.9	—	—	—	—	37.9
Exercise of stock options	—	—	0.2	—	—	—	—	0.2
Balance, December 31, 2023	194.2	$1.9	$9,286.9	(23.7)	$(1,020.6)	$323.1	$(82.7)	$8,508.6

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
Net revenue by timing of recognition was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue recognized:
Over time	$1,111.9	$1,096.7	$3,325.8	$3,183.1
Point in time	247.9	269.6	725.3	767.1
Total net revenue	$1,359.8	$1,366.3	$4,051.1	$3,950.2
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue recognized:
Recurrent consumer spending	$1,087.5	$1,034.7	$3,264.2	$3,103.5
Full game and other	272.3	331.6	786.9	846.7
Total net revenue	$1,359.8	$1,366.3	$4,051.1	$3,950.2
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue recognized:
United States	$825.7	$818.3	$2,460.7	$2,417.8
International	534.1	548.0	1,590.4	1,532.4
Total net revenue	$1,359.8	$1,366.3	$4,051.1	$3,950.2
Platform
Net revenue by platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue recognized:
Mobile	$731.6	$706.7	$2,194.3	$2,032.9
Console	507.9	547.6	1,507.9	1,598.6
PC and other	120.3	112.0	348.9	318.7
Total net revenue	$1,359.8	$1,366.3	$4,051.1	$3,950.2
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue recognized:
Digital online	$1,310.7	$1,297.3	$3,906.2	$3,777.0
Physical retail and other	49.1	69.0	144.9	173.2
Total net revenue	$1,359.8	$1,366.3	$4,051.1	$3,950.2
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of December 31, 2024 and March 31, 2024 were $1,125.8 and $1,102.4, respectively. For the nine months ended December 31, 2024, the additions to our deferred revenue balance were due primarily to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were due primarily to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended December 31, 2024 and 2023, $142.1 and $153.7, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. During the nine months ended December 31, 2024 and 2023, $966.7 and $991.8, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of December 31, 2024, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,343.0, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,225.2 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of December 31, 2024 and March 31, 2024, our contract asset balances were $77.1 and $85.0, respectively.
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
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.5 and $(0.7) during the three months ended December 31, 2024 and 2023, respectively, and $7.6 and $4.5 during the nine months ended December 31, 2024 and 2023, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $14.7 and $14.0 during the three months ended December 31, 2024 and 2023, respectively, and $41.8 and $39.1 during the nine months ended December 31, 2024 and 2023, respectively.
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
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.4 and 1.3 as of December 31, 2024 and March 31, 2024, respectively. During the nine months ended December 31, 2024, 0.4 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.

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

	December 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$669.6	$—	$—	$669.6
Bank-time deposits	182.6	—	—	182.6
Short-term investments:
Bank-time deposits	3.3	—	—	3.3
Restricted cash and cash equivalents:
Money market funds	12.0	—	—	12.0
Bank-time deposits	0.6	—	—	0.6
Restricted cash and cash equivalents, long term:
Money market funds	87.2	—	—	87.2
Other assets:
Private equity	—	—	25.7	25.7
Equity securities	7.5	—	—	7.5
Foreign currency forward contracts	—	0.1	—	0.1
Total financial assets	$962.8	$0.1	$25.7	$988.6

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$0.3	$0.3
Other-long term liabilities:
Contingent earn-out consideration	—	—	2.1	2.1
Long-term debt, net:
Convertible notes	—	27.1	—	27.1
Total financial liabilities	$—	$27.1	$2.4	$29.5

	March 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$177.5	$—	$—	$177.5
Bank-time deposits	64.8	—	—	64.8
Short-term investments:
Bank-time deposits	22.0	—	—	22.0
Restricted cash and cash equivalents:
Money market funds	238.3	—	—	238.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	95.9	—	—	95.9
Other assets:
Private equity	—	—	26.8	26.8
Total financial assets	$599.0	$—	$26.8	$625.8

Liabilities:
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$12.4	$12.4
Other long-term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Short-term debt, net:
Convertible notes	—	24.6	—	24.6
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$50.5	$13.1	$63.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the nine months ended December 31, 2024.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At December 31, 2024, and March 31, 2024, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	December 31, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$3.3	$—	$—	$3.3
Total Short-term investments	$3.3	$—	$—	$3.3

	March 31, 2024
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$22.0	$—	$—	$22.0
Total Short-term investments	$22.0	$—	$—	$22.0
The following table summarizes the contracted maturities of our short-term investments at December 31, 2024:

	December 31, 2024
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$3.3	$3.3
Total Short-term investments	$3.3	$3.3

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	December 31, 2024	March 31, 2024
Forward contracts to sell foreign currencies	$270.3	$243.0
Forward contracts to purchase foreign currencies	96.3	72.2
For the three months ended December 31, 2024 and 2023, we recorded a gain of $9.5 and a loss of $8.0, respectively, and for the nine months ended December 31, 2024 and 2023, we recorded a gain of $9.7 and a loss of $0.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	December 31, 2024		March 31, 2024
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$48.5	$1,809.7	$53.4	$1,237.0
Software development costs, externally developed	4.2	59.7	6.1	198.5
Licenses	14.7	35.1	28.8	11.0
Software development costs and licenses	$67.4	$1,904.5	$88.3	$1,446.5
During the three months ended December 31, 2024 and 2023, we recorded $1.5 and $0.0, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the three months ended December 31, 2024 related to our cost reduction program (refer to Note 15 - Business Reorganization).
During the nine months ended December 31, 2024 and 2023, we recorded $36.3 and $21.7, respectively, of software development impairment charges (a component of Cost of revenue). The impairment charges recorded during the nine months ended December 31, 2024 related to our cost reduction program (refer to Note 15 - Business Reorganization). The impairment charges recorded during the nine months ended December 31, 2023 related to unamortized capitalized costs for the development of titles, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Compensation and benefits	$270.5	$227.3
Software development royalties	246.1	413.1
Licenses	91.1	64.4
Marketing and promotions	74.7	94.5
Refund liability	44.1	34.5
Deferred acquisition payments	34.2	17.6
Interest payable	31.8	29.4
Settlement accrual	23.8	1.4
Sales tax liability	19.7	19.3
Tax payable	14.2	32.4
Professional fees	14.0	16.7
Other	135.5	112.0
Accrued expenses and other current liabilities	$999.7	$1,062.6

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2024	Fair Value (Level 2)
2026 Notes	5.00%	March 28, 2026	$550.0	$551.9
2027 Notes	3.70%	April 14, 2027	600.0	586.2
2028 Notes	4.95%	March 28, 2028	800.0	799.9
2029 Notes	5.40%	June 12, 2029	300.0	304.2
2032 Notes	4.00%	April 14, 2032	500.0	462.4
2034 Notes	5.60%	June 12, 2034	300.0	303.1
2026 Convertible Notes	0.00%	December 15, 2026	27.1	27.1
Total			$3,077.1	$3,034.8
Unamortized discount and issuance costs			(18.8)
Long-term debt, net			$3,058.3

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$588.9
2026 Notes	5.00%	March 28, 2026	550.0	547.6
2027 Notes	3.70%	April 14, 2027	600.0	576.5
2028 Notes	4.95%	March 28, 2028	800.0	797.8
2032 Notes	4.00%	April 14, 2032	500.0	462.9
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.6
Unamortized discount and issuance costs			(17.6)
Long-term debt, net			$3,058.3
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	December 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$597.7
Total			$600.0	$597.7
Unamortized discount and issuance costs			(0.4)
Short-term debt, net			$599.6

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2024 Convertible Notes	0.25%	June 1, 2024	$24.6	$24.6
Total			$24.6	$24.6
Unamortized discount and issuance costs			—
Short-term debt, net			$24.6
The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023, respectively, and was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
2024 Notes	$—	$2.8	$—	$12.2
2025 Notes	5.3	5.3	16.0	16.0
2026 Notes	6.9	6.2	20.6	17.8
2027 Notes	5.6	5.6	16.7	16.7
2028 Notes	9.9	6.2	29.7	17.7
2029 Notes	4.1	—	8.9	—
2032 Notes	5.0	5.0	15.0	15.0
2034 Notes	4.2	—	9.2	—
Term Loan	—	—	—	1.5
Total	$41.0	$31.1	$116.1	$96.9

The following table outlines the aggregate amount of maturities of our borrowings, as of December 31, 2024:

Fiscal Year Ending March 31,	Maturities
2025 (remaining)	$—
2026	1,150.0
2027	29.4
2028	1,400.0
2029	—
Thereafter	1,100.0
Total	3,679.4
Fair value adjustments	(2.3)
Total face value	$3,677.1
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the nine months ended December 31, 2024, we made interest payments of $113.6. The proceeds from the issuances of the Senior Notes in April 2022 were used to finance a portion of our acquisition of Zynga, and the proceeds from the subsequent issuance of Senior Notes were used, or are expected to be used, to repay certain of our debt or for general corporate purposes.
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
During the three months ended December 31, 2024 and 2023, we recognized $1.5 and $1.2, respectively, of amortization of debt issuance costs and $0.1 and $0.1, respectively, of amortization of the original issuance discount. During the nine months ended December 31, 2024 and 2023, we recognized $4.5 and $4.8, respectively, of amortization of debt issuance costs and $0.4 and $0.3, respectively, of amortization of the original issuance discount.
On June 5, 2023, pursuant to a tender offer, we purchased and retired $650.0 in aggregate principal amount of our 2024 Notes, with proceeds received from the 2026 Notes and 2028 Notes. We repaid the remaining principal amount of $350.0 on its maturity date on March 28, 2024, with proceeds received from the Add-On Offering Notes. During the nine months ended December 31, 2023 we recognized a debt extinguishment gain of approximately $7.7, net of unamortized debt discount and debt issuance costs recorded within Interest and other, net in our Condensed Consolidated Statement of Operations.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2024) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.33% at December 31, 2024, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Condensed Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Condensed Consolidated Statements of Operations. During the three months ended December 31, 2024 and 2023, we amortized $0.2 and $0.2, respectively, and during the nine months ended December 31, 2024 and 2023, we amortized $0.5 and $0.5, respectively, of these debt issuance costs.
As of December 31, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.

Information related to availability on our 2022 Credit Agreement for each period was as follows:

	December 31, 2024	March 31, 2024
Available borrowings	$747.8	$497.7
Outstanding letters of credit	2.2	2.3
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of December 31, 2024, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
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
The 2024 Convertible Notes matured on June 1, 2024. During the nine months ended December 31, 2024, we paid $8.3 for converted 2024 Convertible Notes, including interest, and we issued 0.1 shares of our common stock upon conversion of the 2024 Convertible Notes.
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at December 31, 2024. We recorded $27.1 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet as of December 31, 2024. During the three months ended December 31, 2024 and 2023, we recognized a loss of $1.1 and a gain of $0.0, respectively, and during the nine months ended December 31, 2024 and 2023, we recognized a loss of $0.8 and loss of $3.2, respectively, within Gain (loss) on fair value adjustments, net in our Condensed Consolidated Statements of Operations.
10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Computation of Basic and diluted loss per share:
Net loss	$(125.2)	$(91.6)	$(752.7)	$(841.2)
Weighted average shares outstanding—basic	176.0	170.3	174.5	169.9
Basic and diluted loss per share	$(0.71)	$(0.54)	$(4.31)	$(4.95)
We incurred a net loss for the three and nine months ended December 31, 2024 and 2023; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended December 31, 2024, we had 2.1 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period. For the nine months ended December 31, 2024, we had 2.1 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.

During the nine months ended December 31, 2024, 2.3 restricted stock awards vested, we granted 2.1 unvested restricted stock awards, and 0.5 unvested restricted stock awards were forfeited.
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
On May 2, 2022, IBM filed suit against Zynga, our wholly-owned subsidiary, in the United States District Court for the District of Delaware. The suit alleged, in relevant part, that Zynga infringed its U.S. Patent Nos. 7,072,849 and 7,702,719. Starting on September 9, 2024, the case was tried before a jury, which, on September 13, 2024, returned a verdict finding that certain of Zynga’s games infringed each of the patents and awarding damages to IBM in the amount of $44.9. The patents at issue have expired and Zynga will not have to modify or stop operating any of the games at issue. During the three months ended December 31, 2024, we entered into a Settlement Agreement and Patent License Agreement with IBM which, in relevant part, resolved all claims, damages, liabilities, and causes of action related to the matter.
12. INCOME TAXES
The benefit from income taxes for the three months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $27.7 for the three months ended December 31, 2024, as compared to the benefit from income taxes of $60.7 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 18.1% for the three months ended December 31, 2024 was due primarily to tax benefits of $18.2 related to divestitures, tax benefits of $6.4 from employee stock-based compensation, tax benefits of $3.9 from tax credits, offset by tax expense of $18.7 related to an increase in the U.S. and international valuation allowances and tax expense of $7.1 related to geographic mix of earnings.
The provision for income taxes for the nine months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $63.3 for the nine months ended December 31, 2024, as compared to the benefit from income taxes of $117.0 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (9.2)% for the nine months ended December 31, 2024 was due primarily to tax expense of $220.5 related to an increase in the U.S. and international valuation allowances, tax expense of $25.2 related to geographic mix of earnings, offset by tax benefits of $18.2 related to divestitures and tax benefits of $38.8 from tax credits.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We do not estimate any tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three and nine months ended December 31, 2024. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our operations.
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
The amounts of revenue and earnings of Gearbox included in our Condensed Consolidated Statements of Operations from the acquisition date are as follows:

	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
Net revenue	$5.8	$17.7
Net loss	(24.8)	(50.1)
Supplemental pro-forma financial information has not been provided as the historical results of Gearbox were not material to us.
Transaction costs of $0.2 and $5.3 for the three and nine months ended December 31, 2024, respectively, have been recorded within General and administrative expense in our Condensed Consolidated Statements of Operation.
14. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Gross balance at March 31, 2024	$6,768.5
Accumulated impairment at March 31, 2024	(2,342.1)
Net balance at March 31, 2024	4,426.4
Gearbox Acquisition	208.4
Divestitures	(15.8)
Currency translation adjustment	(16.4)
Balance at December 31, 2024	$4,602.6
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
Indefinite-lived intangibles
Other intangibles, net, as of December 31, 2024, included in-process research and development ("IPR&D") assets of $36.0 acquired as part of the Gearbox acquisition (refer to Note 13 - Acquisitions), which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released or development is abandoned.
Definite-lived intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,853.9	$(1,733.1)	$2,120.8	$3,788.8	$(1,301.4)	$2,487.4	6 years
Branding and Trade Names	396.8	(93.6)	303.2	395.1	(68.5)	326.6	12 years
Game Engine Technology	329.8	(203.0)	126.8	322.5	(147.3)	175.2	4 years
Intellectual Property	94.8	(15.6)	79.2	27.5	(23.1)	4.4	14 years
Developer Relationships	57.0	(37.2)	19.8	57.0	(26.5)	30.5	5 years
In Place Lease	2.0	(1.6)	0.4	2.0	(1.4)	0.6	4 years
Total intangible assets	$4,734.3	$(2,084.1)	$2,650.2	$4,666.9	$(1,606.3)	$3,060.6

    Amortization of intangible assets is included in our Condensed Consolidated Statements of Operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$171.9	$230.4	$510.4	$827.2
Selling and marketing	1.0	1.6	4.1	49.5
Research and development	7.1	7.2	21.5	21.5
Depreciation and amortization	9.3	8.9	27.4	26.7
Total amortization of intangible assets	$189.3	$248.1	$563.4	$924.9
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
During the three and nine months ended December 31, 2024, we divested $6.8, net of Advertising Technology assets, $15.3, net of Customer Relationships assets, and $4.1, net of Branding and Trade Names assets.
Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses are as follows:

Fiscal Year Ended March 31,	Amortization
2025 (remaining)	$187.5
2026	716.5
2027	628.9
2028	585.1
2029	239.0
15. BUSINESS REORGANIZATION
We have implemented a cost reduction program to identify efficiencies across our business (the "2024 Plan"), which includes eliminating several projects in development and streamlining our organizational structure. The 2024 Plan was largely completed as of December 31, 2024 but additional costs will be incurred into fiscal year 2026. We estimated that we will incur approximately $160.0 to $200.0 in total charges in connection with the 2024 Plan, which consists of approximately $120.0 to $140.0 related to title cancellations, $25.0 to $35.0 associated with employee severance and employee-related costs, and approximately $15.0 to $25.0 related to office space reductions. During the fiscal year ended March 31, 2024, we incurred business reorganization expenses of $93.3 in connection with the 2024 Plan, of which $88.2 related to title cancellations, $3.2 was for employee-related costs, and the remaining $1.9 consisted of professional fees.
We incurred business reorganization expenses of $23.1 and $0.7 during the three months ended December 31, 2024 and 2023, respectively, and $89.4 and $11.3 during the nine months ended December 31, 2024 and 2023, respectively.
In connection with the 2024 Plan, we incurred the following expenses:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2024	2024
Employee-related costs	$8.8	$38.5
Title cancellations (1)	1.5	35.1
Loss on divestitures	9.8	9.8
Impairment loss of ROU asset (office closures)	1.1	3.5
Other	1.9	2.5
Total business reorganization expenses	$23.1	$89.4
(1) Refer to Note 7 - Software Development Costs and Licenses

During the three and nine months ended December 31, 2024 we paid $11.3 and $53.2, respectively, related to these reorganization activities and $9.0 remained accrued for in Accrued expenses and other current liabilities.

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

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, LA Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 440 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 210 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar titles. Rockstar Games continues to invest in the franchise and plans to release Grand Theft Auto VI in the fall of calendar year 2025. The label released its first trailer for the title in December 2023 and will share more details in the coming months. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 65 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
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
Private Division.    In October 2024, we sold our Private Division label, including our rights to substantially all of the label's titles. The label was dedicated to bringing titles from the industry's leading creative talent to market and was the publisher, developer, and owner of Kerbal Space Program and OlliOlli World. Take-Two is continuing to support No Rest for the Wicked, which launched in early access on PC in April 2024.
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

Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 13% of our net revenue for the nine months ended December 31, 2024. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
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
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 37.2% of our net revenue for the nine months ended December 31, 2024. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
Online Content and Digital Distribution.      We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, and in-game purchases, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 96.4% of our net revenue for the nine months ended December 31, 2024. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
A significant portion of our mobile titles are distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our mobile games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our mobile net revenue generally generates a lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between mobile and other game sales may affect our gross margin percentage. We are also continuing to expand our direct-to-consumer efforts more meaningfully across our mobile portfolio to enhance profitability.
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

Content Release Highlights
During fiscal year 2025, 2K released NFL 2K Playmakers, TopSpin 2K25, and NBA 2K25; Private Division released No Rest for the Wicked for early access on PC; and Zynga released Star Wars: Hunters and Game of Thrones: Legends.
To date we have announced that, during the remainder of fiscal year 2025, 2K plans to release Sid Meier's Civilization VII, PGA TOUR 2K25, and WWE 2K25. Rockstar Games plans to release Grand Theft Auto VI in the fall of calendar year 2025.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	Increase/ (decrease)	% Increase/ (decrease)	2024	2023	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,373.4	$1,337.8	$35.6	2.7%	$4,066.5	$3,984.2	$82.3	2.1%

For the three months ended December 31, 2024, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from our NBA 2K franchise and Match Factory!, which released in November 2023. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto franchise, Empires & Puzzles, and our Red Dead Redemption franchise.
For the nine months ended December 31, 2024, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from Match Factory! and Toon Blast. These increases were partially offset by a decrease in Net Bookings from our Grand Theft Auto franchise, Empires & Puzzles, and our hyper-casual mobile portfolio.

Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Total net revenue	$1,359.8	100.0%	$1,366.3	100.0%	$4,051.1	100.0%	$3,950.2	100.0%
Cost of revenue	599.9	44.1%	688.2	50.3%	1,792.2	44.3%	2,177.5	55.1%
Gross profit	759.9	55.9%	678.1	49.7%	2,258.9	55.7%	1,772.7	44.9%
Selling and marketing	388.9	28.6%	367.3	26.9%	1,281.6	31.6%	1,101.3	27.9%
Research and development	240.9	17.7%	232.0	17.0%	707.4	17.5%	702.7	17.8%
General and administrative	189.6	13.9%	165.0	12.1%	653.1	16.1%	541.2	13.7%
Depreciation and amortization	49.5	3.6%	42.6	3.1%	141.6	3.5%	128.3	3.2%
Goodwill impairment	—	—%	—	—%	—	—%	165.4	4.2%
Business reorganization	23.1	1.7%	0.7	—%	89.4	2.2%	11.3	0.2%
Total operating expenses	892.0	65.5%	807.6	59.1%	2,873.1	70.9%	2,650.2	67.0%
Loss from operations	(132.1)	(9.6)%	(129.5)	(9.4)%	(614.2)	(15.2)%	(877.5)	(22.1)%
Interest and other, net	(21.0)	(1.5)%	(22.5)	(1.6)%	(71.1)	(1.8)%	(79.0)	(2.0)%
Gain (loss) on fair value adjustments, net	0.2	—%	(0.3)	—%	(4.1)	(0.1)%	(1.7)	—%
Loss before income taxes	(152.9)	(11.1)%	(152.3)	(11.0)%	(689.4)	(17.1)%	(958.2)	(24.1)%
(Benefit from) provision for income taxes	(27.7)	(2.0)%	(60.7)	(4.4)%	63.3	1.6%	(117.0)	(3.0)%
Net loss	$(125.2)	(9.1)%	$(91.6)	(6.6)%	$(752.7)	(18.7)%	$(841.2)	(21.1)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Net revenue by platform:
Mobile	$731.6	53.8%	$706.7	51.7%	$2,194.3	54.2%	$2,032.9	51.5%
Console	507.9	37.4%	547.6	40.1%	1,507.9	37.2%	1,598.6	40.5%
PC and other	120.3	8.8%	112.0	8.2%	348.9	8.6%	318.7	8.0%
Net revenue by distribution channel:
Digital online	$1,310.7	96.4%	$1,297.3	94.9%	$3,906.2	96.4%	$3,777.0	95.6%
Physical retail and other	49.1	3.6%	69.0	5.1%	144.9	3.6%	173.2	4.4%
Net revenue by content:
Recurrent consumer spending	$1,087.5	80.0%	$1,034.7	75.7%	$3,264.2	80.6%	$3,103.5	78.6%
Full game and other	272.3	20.0%	331.6	24.3%	786.9	19.4%	846.7	21.4%
Three Months Ended December 31, 2024 Compared to December 31, 2023

	2024	%	2023	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,359.8	100.0%	$1,366.3	100.0%	$(6.5)	(0.5)%
Product costs	200.2	14.7%	191.3	14.0%	8.9	4.7%
Game intangibles	171.1	12.6%	230.1	16.8%	(59.0)	(25.6)%
Internal royalties	103.1	7.6%	134.1	9.8%	(31.0)	(23.1)%
Licenses	88.8	6.5%	73.0	5.3%	15.8	21.6%
Software development costs and royalties (1)	36.7	2.7%	59.7	4.4%	(23.0)	(38.5)%
Cost of revenue	599.9	44.1%	688.2	50.3%	(88.3)	(12.8)%
Gross profit	$759.9	55.9%	$678.1	49.7%	$81.8	12.1%
(1) Includes $2.6 and $6.3 of stock-based compensation expense in 2024 and 2023, respectively, in software development costs and royalties.

For the three months ended December 31, 2024, net revenue decreased by $6.5 as compared to the prior year period. The decrease was primarily due to a decrease in net revenue of (i) $45.0 from our Grand Theft Auto franchise, (ii) $16.8 from our Red Dead Redemption franchise, and (iii) $11.9 from Empires & Puzzles. These decreases were partially offset by an increase in net revenue of $63.1 from Match Factory!, which released in November 2023.
Net revenue from mobile increased by $24.9 and accounted for 53.8% of our total net revenue for the three months ended December 31, 2024, as compared to 51.7% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory!. The increase was partially offset by a decrease in net revenue from our Grand Theft Auto franchise and Empires & Puzzles. Net revenue from console games decreased by $39.7 and accounted for 37.4% of our total net revenue for the three months ended December 31, 2024, as compared to 40.1% for the prior year period. The decrease in net revenue from console games was due to a decrease in net revenue from our Red Dead Redemption and Grand Theft Auto franchises, and LEGO 2K Drive. These decreases were partially offset by an increase in net revenue from our WWE 2K franchise. Net revenue from PC and other increased by $8.3 and accounted for 8.8% of our total net revenue for the three months ended December 31, 2024, as compared to 8.2% for the prior year period. The increase in net revenue from PC and other was primarily due to an increase in net revenue from our NBA 2K franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $52.8 and accounted for 80.0% of net revenue for the three months ended December 31, 2024, as compared to 75.7% of net revenue for the prior year period. The increase in net revenue from RCS was primarily due to an increase in net revenue from Match Factory! and our NBA 2K franchise. These increases were partially offset by a decrease in net revenue from Empires & Puzzles and our Grand Theft Auto franchise. Net revenue from full game and other decreased by $59.3 and accounted for 20.0% of net revenue for the three months ended December 31, 2024 as compared to 24.3% of net revenue for the prior year period. The decrease in net revenue from full game and other was due primarily to a decrease in net revenue from our Grand Theft Auto and Red Dead Redemption franchises, and LEGO 2K Drive. These decreases were partially offset by an increase in net revenue from our WWE 2K franchise.
Net revenue from digital online channels increased by $13.4 and accounted for 96.4% of our total net revenue for the three months ended December 31, 2024, as compared to 94.9% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and our NBA 2K franchise. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise and Empires & Puzzles. Net revenue from physical retail and other channels decreased by $19.9 and accounted for 3.6% of our total net revenue for the three months ended December 31, 2024, as compared to 5.1% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our Red Dead Redemption and Grand Theft Auto franchises and LEGO 2K Drive.
Gross profit as a percentage of net revenue for the three months ended December 31, 2024 was 55.9% as compared to 49.7% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to (i) lower amortization of intangibles assets due primarily to impairment charges in the prior year for acquisition-related intangible assets and (ii) lower internal royalties due to the timing of when royalties are earned.
Changes in foreign currency exchange rates decreased net revenue by $0.2 and decreased gross profit by $0.4 for the three months ended December 31, 2024 as compared to the prior year period.
Operating Expenses

	2024	% of net revenue	2023	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$388.9	28.6%	$367.3	26.9%	$21.6	5.9%
Research and development	240.9	17.7%	232.0	17.0%	8.9	3.8%
General and administrative	189.6	13.9%	165.0	12.1%	24.6	14.9%
Depreciation and amortization	49.5	3.6%	42.6	3.1%	6.9	16.2%
Business reorganization	23.1	1.7%	0.7	—%	22.4	3,200.0%
Total operating expenses(1)	$892.0	65.5%	$807.6	59.1%	$84.4	10.5%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$22.4	$23.9
Research and development	26.1	26.9
General and administrative	31.8	28.8

Changes in foreign currency exchange rates increased total operating expenses by $1.4 for the three months ended December 31, 2024, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $21.6 for the three months ended December 31, 2024, as compared to the prior year period, due primarily to (i) higher overall marketing expenses due primarily to Match Factory!, which released in November 2023, partially offset by lower marketing expenses for our hyper-casual mobile portfolio and our Grand Theft Auto franchise, and (ii) higher personnel expense due to increased headcount.
General and administrative
General and administrative expenses increased by $24.6 for the three months ended December 31, 2024, as compared to the prior year period, due primarily to increases in (i) personnel expenses due to increased headcount, (ii) consulting expense, (iii) rent expense, and (iv) IT-related expenses for cloud-based services and IT infrastructure.
General and administrative expenses for the three months ended December 31, 2024 and 2023 included occupancy expense (primarily rent, utilities and office expenses) of $19.8 and $17.8, respectively, related to our development studios.
Research and development
Research and development expenses increased by $8.9 for the three months ended December 31, 2024, as compared to the prior year period, primarily due to increases in personnel expense due to increased headcount, partially offset by lower production and development expenses primarily due to our cost reduction program (refer to Note 15 - Business Reorganization).
Depreciation and amortization
Depreciation and amortization expenses increased by $6.9 for the three months ended December 31, 2024, as compared to the prior year period, due primarily to increases in IT infrastructure expense and leasehold improvements for office buildouts.
Business reorganization
Business reorganization increased by $22.4 for the three months ended December 31, 2024, as compared to the prior year period, due primarily to losses on our divestitures, employee-related costs, and the cancellation of titles as part of our cost reduction program (refer to Note 15 - Business Reorganization).
Interest and other, net
Interest and other, net was expense of $21.0 for the three months ended December 31, 2024, as compared to expense of $22.5 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in cash balances and a decrease in foreign currency losses. These decreases in net expense were partially offset by an increase in interest expense related to our debt transactions (refer to Note 9 - Debt).
Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a gain of $0.2 for the three months ended December 31, 2024 as compared to a loss of $0.3 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Benefit from income taxes
The benefit from income taxes for the three months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $27.7 for the three months ended December 31, 2024, as compared to the benefit from income taxes of $60.7 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 18.1% for the three months ended December 31, 2024 was due primarily to tax benefits of $18.2 related to divestitures, tax benefits of $6.4 from employee stock-based compensation, tax benefits of $3.9 from tax credits, offset by tax expense of $18.7 related to an increase in the U.S. and international valuation allowances and tax expense of $7.1 related to geographic mix of earnings.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 39.9% for the three months ended December 31, 2023 was due primarily to a tax benefit of $40.0 related to the changes in unrecognized tax benefits from a lapse in statutes of limitation, tax benefits of $4.5 from tax credits, offset by tax expense of $6.8 related to geographic mix of earnings and tax expense of $4.9 related to an increase in the U.S. valuation allowance.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to decreased tax benefits related to changes in unrecognized tax benefits, increased tax expense from changes in the U.S. and international valuation allowance, offset by increased tax benefits related to divestitures and increased tax benefits from employee-stock based compensation.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended December 31, 2024. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We do not estimate any tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended December 31, 2024. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our operations.
Net loss and Loss per share
For the three months ended December 31, 2024, net loss was $125.2, as compared to a net loss of $91.6 in the prior year period. Basic and diluted loss per share for the three months ended December 31, 2024 was $0.71, as compared to basic and diluted loss per share of $0.54 in the prior year period. Basic weighted average shares of 176.0 were 5.7 shares higher as compared to the prior year period basic weighted average shares, due primarily to stock issued as consideration for the acquisition of Gearbox, as well as normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.

Nine Months Ended December 31, 2024 Compared to December 31, 2023

	2024	%	2023	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$4,051.1	100.0%	$3,950.2	100.0%	$100.9	2.6%
Product costs	616.0	15.2%	545.9	13.8%	70.1	12.8%
Game intangibles	508.0	12.5%	826.4	20.9%	(318.4)	(38.5)%
Internal royalties	249.3	6.2%	319.5	8.1%	(70.2)	(22.0)%
Licenses	241.1	6.0%	227.2	5.8%	13.9	6.1%
Software development costs and royalties (1)	177.8	4.4%	258.5	6.5%	(80.7)	(31.2)%
Cost of revenue	1,792.2	44.3%	2,177.5	55.1%	(385.3)	(17.7)%
Gross profit	$2,258.9	55.7%	$1,772.7	44.9%	$486.2	27.4%
(1) Includes $8.6 and $20.5 of stock-based compensation expense in 2024 and 2023, respectively, in software development costs and royalties.
For the nine months ended December 31, 2024, net revenue increased by $100.9 as compared to the prior year period. The increase was primarily due to an increase in net revenue of (i) $199.9 from Match Factory!, which released in November 2023, and (ii) $76.5 from Toon Blast. These increases were partially offset by a decrease in net revenue of (i) $72.3 from our Grand Theft Auto franchise, (ii) $27.1 from our NBA 2K franchise, and (iii) $26.7 from our hyper-casual mobile portfolio.
Net revenue from mobile increased by $161.4 and accounted for 54.2% of our total net revenue for nine months ended December 31, 2024, as compared to 51.5% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise, our hyper-casual mobile portfolio, and Merge Dragons!. Net revenue from console games decreased by $90.7 and accounted for 37.2% of our total net revenue for the nine months ended December 31, 2024, as compared to 40.5% for the prior year period. The decrease was primarily due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises, and LEGO 2K Drive. These decreases were partially offset by an increase in net revenue from TopSpin 2K25, which released in April 2024. Net revenue from PC and other increased by $30.2 and accounted for 8.6% of our total net revenue for the nine months ended December 31, 2024, as compared to 8.0% for the prior year period. The increase was primarily due to an increase in net revenue from our Risk of Rain franchise, which was acquired in connection with our acquisition of Gearbox in June 2024 (refer to Note 13 - Acquisitions), No Rest for the Wicked, which released for early access in April 2024, and our Grand Theft Auto franchise.
Net revenue from RCS increased by $160.7 and accounted for 80.6% of net revenue for the nine months ended December 31, 2024, as compared to 78.6% of net revenue for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise, our hyper-casual mobile portfolio, Merge Dragons!, and Golf Rival. Net revenue from full game and other decreased by $59.8 and accounted for 19.4% of net revenue for the nine months ended December 31, 2024 as compared to 21.4% of net revenue for the prior year period. The decrease was primarily due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchise.
Net revenue from digital online channels increased by $129.2 and accounted for 96.4% of our total net revenue for the nine months ended December 31, 2024, as compared to 95.6% for the prior year period. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise and our hyper-casual mobile portfolio. Net revenue from physical retail and other channels decreased by $28.3 and accounted for 3.6% of our total net revenue for the nine months ended December 31, 2024, as compared to 4.4% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was due primarily to a decrease in net revenue from our NBA 2K and Red Dead Redemption franchises, and LEGO 2K Drive.
Gross profit as a percentage of net revenue for the nine months ended December 31, 2024 was 55.7% as compared to 44.9% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to lower amortization of intangible assets due primarily to impairment charges in the prior year for acquisition-related intangible assets.
Changes in foreign currency exchange rates decreased net revenue by $0.9 and decreased gross profit by $0.7 for the nine months ended December 31, 2024 as compared to the prior year period.

Operating Expenses

	2024	% of net revenue	2023	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$1,281.6	31.6%	$1,101.3	27.9%	$180.3	16.4%
Research and development	707.4	17.5%	702.7	17.8%	4.7	0.7%
General and administrative	653.1	16.1%	541.2	13.7%	111.9	20.7%
Depreciation and amortization	141.6	3.5%	128.3	3.2%	13.3	10.4%
Goodwill impairment	—	—%	165.4	4.2%	(165.4)	(100.0)%
Business reorganization	89.4	2.2%	11.3	0.2%	78.1	691.2%
Total operating expenses (1)	$2,873.1	70.9%	$2,650.2	67.0%	$222.9	8.4%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2024	2023
Selling and marketing	$68.1	$72.8
Research and development	75.5	79.4
General and administrative	92.2	82.3
Changes in foreign currency exchange rates increased total operating expenses by $0.8 for the nine months ended December 31, 2024, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses increased by $180.3 for the nine months ended December 31, 2024, as compared to the prior year period, due primarily to higher overall marketing expenses for Match Factory!, which released in November 2023.

Research and development

Research and development expenses increased by $4.7 for the nine months ended December 31, 2024, as compared to the prior year period, due primarily to increases in (i) personnel expense due to increased headcount and (ii) IT-related expenses for cloud-based services and IT infrastructure, partially offset by the timing of tax related credits for certain titles.
General and administrative
General and administrative expenses increased by $111.9 for the nine months ended December 31, 2024, as compared to the prior year period, due to increases in (i) legal fees and contingencies related to the IBM case against Zynga, (ii) personnel expense due to increased headcount, and (iii) IT-related expenses for cloud-based services and IT infrastructure.
General and administrative expenses for the nine months ended December 31, 2024 and 2023 included occupancy expense (primarily rent, utilities and office expenses) of $56.2 and $51.4, respectively, related to our development studios.
Depreciation and amortization
Depreciation and amortization expenses increased by $13.3 for the nine months ended December 31, 2024, as compared to the prior year period, due primarily to increases in IT infrastructure expense and leasehold improvements for office buildouts.
Goodwill impairment
Goodwill impairment expenses decreased by $165.4 for the nine months ended December 31, 2024, as compared to the prior year period, due to a partial impairment recognized related to one of our reporting units in the prior year (refer to Note 14 - Goodwill and Intangible Assets, Net).
Business reorganization
Business reorganization increased by $78.1 for the nine months ended December 31, 2024, as compared to the prior year period, due primarily to employee-related costs, the cancellation of titles, and losses on our divestitures as part of our cost reduction program (refer to Note 15 - Business Reorganization).

Interest and other, net
Interest and other, net was expense of $71.1 for the nine months ended December 31, 2024, as compared to $79.0 for the prior year period. The net decrease in expense was due primarily to an increase in interest income primarily due to increases in interest rates and cash balances. These decreases in net expense were partially offset by increases in foreign currency losses, interest expense related to our debt transactions (refer to Note 9 - Debt) and a gain on debt extinguishment recognized in the prior year on the partial repayment of our 2024 Notes.
Gain (loss) on fair value adjustments, net
Gain (loss) on fair value adjustments, net was a loss of $4.1 for the nine months ended December 31, 2024 as compared to a loss of $1.7 for the prior year period. The change was due primarily to changes in fair value based on the observable price changes of our long-term investments.
Provision for Income Taxes
The provision for income taxes for the nine months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. The provision for income taxes was $63.3 for the nine months ended December 31, 2024, as compared to the benefit from income taxes of $117.0 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of (9.2)% for the nine months ended December 31, 2024 was due primarily to a tax expense of $220.5 related to an increase in the U.S. and international valuation allowances and tax expense of $25.2 related to geographic mix of earnings, offset by tax benefits of $18.2 related to divestitures and tax benefits of $38.8 from tax credits.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of 12.2% for the nine months ended December 31, 2023 was due primarily to tax expense of $86.5 related to an increase in the U.S. valuation allowance, tax expense of $33.5 related to the impairment of nondeductible goodwill, tax expense of $7.0 related to geographic mix of earnings, offset by tax benefits of $46.5 from tax credits and tax benefits of $40.0 related to the changes in unrecognized tax benefits from a lapse in statutes of limitation.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is due primarily to increased tax expense from changes in the US and international valuation allowance, decreased tax benefits related to changes in unrecognized tax benefits, increased tax expense related to geographic mix of earnings, offset by decreased tax expense related to the impairment of nondeductible goodwill, increased tax benefits related to divestitures, and increased tax benefits from employee stock-based compensation.
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
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the nine months ended December 31, 2024. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a new corporate alternative minimum tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We do not estimate any tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.

The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the nine months ended December 31, 2024. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our operations.
Net loss and loss per share
For the nine months ended December 31, 2024, net loss was $752.7, as compared to net loss of $841.2 in the prior year period. For the nine months ended December 31, 2024, basic and diluted loss per share was $4.31 as compared to basic and diluted loss per share of $4.95 in the prior year period. Basic weighted average shares of 174.5 were 4.6 shares higher as compared to the prior year period basic weighted average shares, due primarily to stock issued as consideration for the acquisition of Gearbox, as well as normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
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
Short-term investments
As of December 31, 2024, we had $3.3 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of December 31, 2024, we had $3,650.0 of Senior Notes outstanding.
Credit Agreement
As of December 31, 2024, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at December 31, 2024.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 81.8% and 79.2% of net revenue during the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and March 31, 2024, five customers accounted for 74.6% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 61.4% and 57.7% of such balances at December 31, 2024 and March 31,

2024, respectively. We had three customers who accounted for 25.1%, 21.5%, and 14.8% of our gross accounts receivable as of December 31, 2024, and three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2024, and March 31, 2024. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of December 31, 2024, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $804.9. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended December 31, 2024, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of December 31, 2024, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(millions of dollars)	2024	2023
Net cash (used in) provided by operating activities	$(324.2)	$(7.2)
Net cash (used in) provided by investing activities	(88.7)	26.5
Net cash provided by (used in) financing activities	628.2	(72.0)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(8.4)	7.9
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$206.9	$(44.8)
At December 31, 2024, we had $1,308.9 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,102.0 at March 31, 2024. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from the issuance of our 2029 Notes and 2034 Notes (refer to Note 9 - Debt). This increase was partially offset by the decrease in (i) Net cash used in operating activities, which was due primarily to investments in software development and licenses, partially offset by sales of our products and (ii) Net cash used in investing activities which was due primarily to the purchase of fixed assets.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2025, we anticipate capital expenditures to be approximately $150.0. During the nine months ended December 31, 2024, capital expenditures were $115.3.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended December 31, 2024 and 2023, 39.3% and 40.1%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of December 31, 2024, we had $3.3 of short-term investments. We also had $1,206.8 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of December 31, 2024.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at December 31, 2024) or (b) 1.000% to 1.625% above SOFR, approximately 4.33% at December 31, 2024, which rates are determined by the Company's credit rating. At December 31, 2024, there were no borrowings under our 2022 Credit Agreement.
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
For the three months ended December 31, 2024 and 2023, our foreign currency translation adjustment was a loss of $104.3 and a gain of $66.3, respectively. For the three months ended December 31, 2024 and 2023, we recognized a foreign currency exchange transaction loss of $5.7 and a loss of $2.2, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2024 and 2023, our foreign currency translation adjustment was a loss of $38.1 and a gain of $29.2, respectively. For the nine months ended December 31, 2024 and 2023, we recognized a foreign currency exchange transaction loss of $11.9 and a loss of $21.5, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.

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
At December 31, 2024, we had $270.3 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $96.3 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2024, we had $243.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $72.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended December 31, 2024 and 2023, we recorded a gain of $9.5 and a loss of $8.0, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2024 and 2023, we recorded a gain of $9.7 and a loss of $0.6, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of December 31, 2024 and March 31, 2024, the fair value of these outstanding forward contracts were immaterial and were included in Accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended December 31, 2024, 39.3% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.9%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended December 31, 2024, we did not repurchase any shares of our common stock in the open market, as part of the program. As of December 31, 2024, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended December 31, 2024:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
October 1-31, 2024	—	$—	—	10.0
November 1-30, 2024	—	$—	—	10.0
December 1-31, 2024	—	$—	—	10.0
Item 5. Other Information
The share numbers in this Item 5 represent the actual number of shares (not in millions).
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended December 31, 2024, the following Section 16 officers and directors, as defined in Rule 16a1(f), adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On November 12, 2024, ZMC Advisors, L.P. (“ZMC Advisors”) adopted a new written trading plan. Pursuant to our Management Agreement with ZMC Advisors, Strauss Zelnick, a partner of ZMC Advisors, serves as our Executive Chairman and Chief Executive Officer, and Karl Slatoff, a partner of ZMC Advisors, serves as our President. The plan’s maximum duration is until June 13, 2025, and the first trade will not occur until May 30, 2025, at the earliest. The trading plan is intended to permit ZMC Advisors to sell 42% of vested shares of our common stock pursuant to certain Restricted Stock Units that will vest, or fail to vest, on May 30, 2025.
•On November 27, 2024, Karl Slatoff, our President, adopted a new written trading plan. The plan’s maximum duration is until December 31, 2025, and the first trade will not occur until February 25, 2025, at the earliest. The trading plan is intended to permit Mr. Slatoff to sell up to an aggregate of 33,712 shares of our common stock.
•On December 6, 2024, Michael Sheresky, a member of our Board of Directors, adopted a new written trading plan. The plan’s maximum duration is until November 28, 2025, and the first trade will not occur until March 6, 2025, at the earliest. The trading plan is intended to permit Mr. Sheresky to sell up to an aggregate of 752.5 shares of our common stock. The plan is designed to sell 50% of the restricted shares scheduled to vest in each of

February 2025, May 2025, August 2025 and November 2025 to cover the tax obligation associated with the shares vesting.
No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2024 (Unaudited) and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and nine months ended December 31, 2024 and 2023 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	February 6, 2025	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2025	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)