Form 10-K
period 2025-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2025-05-20
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $26,579,762,843.
As of May 5, 2025, there were 177,424,908 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to the timely release and significant market acceptance of our games; the risks of conducting business internationally, including as a result of unforeseen geopolitical events; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; and the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

All figures are in millions, except per share amounts, employee figures, or as otherwise noted.

PART I

Item 1.    Business
General
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. In October 2024, we sold our Private Division label, including our rights to substantially all of the label's titles. Our products are designed for console gaming systems, including, but not limited to, the Sony Computer Entertainment, Inc. ("Sony") PlayStation®4 ("PS4") and PlayStation5 ("PS5"), the Microsoft Corporation ("Microsoft") Xbox One® ("Xbox One") and Xbox Series X|S ("Xbox Series X|S"), and the Nintendo SwitchTM ("Switch"), as well as mobile, including smartphones and tablets, and personal computers ("PC"). We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Financial Information—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov.
Strategy
Overview.    Our strategy is to create hit entertainment experiences, delivered on every platform relevant to our audience through a variety of sound business models. Our pillars - creativity, innovation, and efficiency - guide us as we strive to create the highest quality, most captivating experiences for our consumers. We believe that our player-first approach and commitment to creativity and innovation are distinguishing strengths, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique, deeply engaging gameplay experiences.
Our teams have established a portfolio of proprietary software content for the major hardware and mobile platforms, and we aim to be at the forefront of technological innovation. We have a diverse portfolio that spans all key platforms and numerous genres, including action, adventure, family, casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy. This enables us to appeal to a wide array of consumers and demographic groups worldwide, ranging from game enthusiasts to casual gamers. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. In addition, we license selectively some highly recognizable renowned brands, especially in sports entertainment. We support our products with innovative marketing programs created by our internal global marketing teams.
    Attract and Retain the Best Talent in the Business.    Our headcount includes 12,928 full-time employees as of March 31, 2025, including 10,096 in development studios. We are proud of the culture we have established and believe that it enables us to attract and retain some of the most talented individuals in our industry and consistently set new benchmarks for excellence. By empowering our colleagues to embrace an entrepreneurial mindset and to take calculated risks, we believe that we have created an environment where our people can thrive. We believe that we deploy best-in-class recruiting practices to attract new talent and encourage our people to pursue satisfying, long-term career opportunities with us by providing competitive compensation plans that align our people with our shareholders, extensive employee benefits and well-being programs, and numerous learning and development programs to encourage career growth and progression.
    Develop Robust Player Relationships.    Many of our releases offer a steady cadence of post-launch content to drive further engagement with our franchises, including virtual currency, add-on content, and in-game purchases. This approach enables us to maintain consistent, positive relationships with our players, sustain ongoing relevance for our intellectual properties, and enhance the performance of our titles.
We continue to invest in tools and infrastructure to deepen our understanding of our players and to strengthen our relationships with them. This includes our customer data platform and our customer insights and analytics, which inform our go-to-market strategy and allow us to maintain ongoing communications with our players that are tailored to their interests. We also engage with emerging marketing platforms, technologies, and services to enhance our reach and capabilities, including our direct-to-consumer commerce platform, through which players can purchase in-game offerings, primarily for our mobile titles.
The enjoyment and safety of our players is of paramount importance to us, and we are committed to providing safe, inclusive, and welcoming environments in which our communities can gather and enjoy our services free of harassment, hate speech, toxic behavior, abuse, and other offensive content and conduct.
    Increase Scale and Profitability.    A key component of our strategy is to build a portfolio and forward pipeline of commercially successful franchises across console, PC, and mobile platforms. We believe that we can increase our scale by launching new intellectual properties; growing our core franchises through high-quality, fresh sequels, relevant brand extensions, and robust live services; and expanding our intellectual property portfolio and talent base through strategic acquisitions and partnerships. We provide continuous recurrent consumer spending offerings to fuel player engagement and growth.
We use a product investment review process to evaluate potential titles for investment, review existing titles in development, and assess titles after release by measuring their performance in the market and the return on our investment. We believe that our disciplined approach to product investment will enhance the competitiveness and profitability of our titles.
As we grow our scale, we seek to run our business in a highly efficient manner in an effort to optimize and enhance our profitability. We regularly assess opportunities to contain or reduce costs, including leveraging shared services and technology.
Identify and Lead New Paradigms and Market Trends.    Our teams aspire to be at the forefront of innovation in our industry. We are constantly evaluating and investing selectively in emerging platforms, technologies, business models, and geographies that we believe will help us grow and strengthen our business. In particular, we believe that there are meaningful opportunities to expand our presence in Asia, the Middle East, and Latin America. Within these regions, China is our most established market, where we offer NBA 2K Online and Civilization: Eras and Allies through our partnership with Tencent. Our NBA 2K Online business is the top online PC sports game in China.
We also direct our teams to anticipate and actively address changes in consumer behavior and technology so that we can evolve our business as new dynamics develop.
Our Businesses
    We derive substantially all of our revenue from the sale of our interactive entertainment content, which includes the sale of internally developed software titles and software titles developed by third parties, the sale of in-game virtual items and advertising, and live services on console, PC, and mobile. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom ("U.K."), and the United States ("U.S."). As of March 31, 2025, we had a

research and development staff of 10,096 full-time employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.
    We engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue from these opportunities. We also generate revenue from advertising primarily within our mobile software products.
    Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, L.A. Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 445 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 210 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar Games titles. Rockstar Games continues to invest in the franchise and announced that Grand Theft Auto VI, which was expected to launch in Fall of Calendar 2025, is now planned for release on May 26, 2026, during our fiscal year 2027. The label released its first trailer for the title in December 2023 and the second in May 2025 and will share more details in the future. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 70 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
    2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises, as well as the Borderlands and Tiny Tina's Wonderlands franchises, which we now own following our June 2024 acquisition of Gearbox Entertainment. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, PGA TOUR 2K, and TopSpin 2K. 2K also publishes mobile titles, including WWE SuperCard. In 2018, we expanded our relationship with the NBA through the NBA 2K League.
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft launch and worldwide launch based on the achievement of various milestones and key performance indicator (KPI) thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Game of Thrones: Legends, Golf Rival, Harry Potter: Puzzles & Spells, Match Factory!, Merge Dragons!, Merge Magic!, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-casual mobile titles, including Color Block Jam, Fill the Fridge!, Parking Jam 3D, Power Slap, Pull the Pin, Screw Jam, Twisted Tangle, and Tangled Snakes.
Private Division.    In October 2024, we sold our Private Division label, including our rights to substantially all of the label's titles. The label was dedicated to bringing titles from the industry's leading creative talent to market and was the publisher, developer, and owner of Kerbal Space Program.
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
    The term of the agreement, as amended, expires on March 31, 2026, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and, together with Xbox 360 Agreement, the “Xbox Agreements”). The terms of both Xbox Agreements expire on March 31, 2026, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
Sales
    We sell software titles both digitally and physically through direct relationships with digital storefronts and platform partners, large retail customers, and third-party distributors. We sell our products globally and have sales operations in Australia, Canada, France, Germany, Japan, Singapore, South Korea, Taiwan, the U.K., and the U.S. We manage a direct-to-consumer platform, primarily for our mobile business, to drive purchases directly with our consumer base. By leveraging our direct-to-consumer platform, we are able to build closer relationships with our players, understand their behaviors and preferences more accurately, and provide value with various offers and event types.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2025, accounted for 81.0% of our net revenue, with Apple, Sony, Google, and Microsoft each accounting for more than 10.0% of our net revenue.

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
We also sell advertising within a number of our games, primarily in mobile. Our advertising offerings provide creative ways for marketers and advertisers to reach and engage with our players and are generally essential for our free-to-play titles. Our advertising offerings include banner and interstitial advertisements, engagement advertisements and offers in which players can participate in watch-to-earn engagements or other offer engagements, branded virtual items, and sponsorships that integrate relevant advertising and messaging within game play.
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
    We market titles by:
•Implementing public relations campaigns, using social, digital, online, television, outdoor, and print marketing, including certain performance marketing programs. We aim to label and market our products in accordance with the applicable principles and guidelines of the Entertainment Software Rating Board, ("ESRB"), an independent self-regulatory body that assigns ratings and enforces advertising guidelines for the interactive software industry in the U.S. In addition, we work with similar global agencies, including the Pan-European Game Information, which is used throughout most of Europe in more than 35 countries, and the International Age Rating Coalition ("IARC"), a rating and age classification system for digitally delivered games and apps that reflects the unique cultural differences among nations and regions.
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
    As of March 31, 2025, we had a sales and marketing staff of 1,418 full-time employees.
Competition
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
    In our business, we compete with:
•Other interactive entertainment companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Electronic Arts Inc., Embracer Group AB, Playrix, Playtika, Roblox, Savvy Games, Tencent, and Ubisoft Entertainment S.A. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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
•Other forms of entertainment such as motion pictures, television, social networking, online applications, short-form video, and other forms of entertainment, which may be less expensive or provide other advantages to consumers.
International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2025, 2024, and 2023, we earned 39.5%, 38.7% and 37.2%, respectively, of our net revenue outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory, and economic developments, all of which can have a significant effect on our operating results. In particular, as a global company operating in many jurisdictions, we are subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to gaming, user privacy, data collection and retention, consumer protection, protection of minors, online safety, content, advertising, localization, information security, intellectual property, competition, sanctions, addressing climate change, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. The growth and development of electronic commerce, virtual items, and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. For more information on risks associated with complying with applicable laws, please see "Risk Factors"—Risks related to legal or regulatory compliance.
Segment and Geographic Information
    We have one operating and reportable segment. See Note 22 to our Consolidated Financial Statements.
Human Capital
    Human Capital Management. Our headcount includes 12,928 full-time employees as of March 31, 2025. We are proud of our established culture, and our reputation for creativity, innovation, and efficiency enables us to attract some of the most talented individuals in our industry and consistently set new benchmarks for excellence. We are constantly focused on our teams – their success, their structure, and how best to support them given their particular needs and projects. 49% of our full-time employees are located in North America, 34% in Europe, and 17% in the Asia-Pacific region; 78% of our full-time employees are focused on product development.
While some of our teams are now working from the office full time, many of our colleagues are working in hybrid work environments, with some flexibility to work remotely on various days. We believe this structure maintains strong productivity, and collaboration, cultivates a strong internal culture, and is also beneficial for talent retention. Our approach to the workplace presents challenges, as well as opportunities, for managing teams and supporting employees. We continue to support our workforce through ongoing and new initiatives, including enhanced manager training to strengthen team cohesion across various work models, encouragement of healthy work habits, active engagement with employee feedback, and a continued focus on mental health awareness.
By empowering our teams to embrace an entrepreneurial mindset and to take calculated risks, we foster an environment where our people can thrive. We believe that we deploy best-in-class recruiting practices to attract new talent, and we encourage our people to pursue satisfying, long-term career opportunities with us by providing competitive compensation benefits and well-being programs and by offering numerous learning and development programs to encourage career growth and progression.
Sustainability. We recognize the synergies between corporate citizenship and smart business and are committed to focusing on, and measuring the impact of, our sustainability activities, which are rooted in our core tenets of creativity, innovation, and efficiency. We believe sustainability creates value for all stakeholders, including employees and customers, while also helping to mitigate risks, reduce costs, protect brand value, and identify market opportunities. We have an organization-wide Sustainability Committee, overseen by the Board of Directors (the "Board"), to lead our sustainability efforts. Through this committee, we developed a comprehensive, Sustainability Framework that reflects our top priority issues and stakeholder needs.

Community & Engagement. We firmly believe that diversity of thought drives the innovation that is integral to our success. We strive to provide an inclusive workplace in which everyone feels respected, heard, and safe. Our culture, grounded in compassion, collaboration, and a commitment to excellence, supports an inclusive and welcoming environment for prospective employees and the broader community.
Talent Assessment & Development and Employee Experience. We are committed to internal growth opportunities and career development tracks. We recognize the importance of our employees staying current in an ever-changing industry. Our global Learning & Development team curates a wide variety of training materials and programs targeting both hard skills development and career progression as well as programs in leadership development and employee round tables. Our compliance training program seeks to ensure that our employees recognize and report any signs of harassment, discrimination, retaliation, or other inappropriate behaviors in the workplace and that they understand and abide by our Code of Business Conduct and other internal policies.
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
Beyond formal performance management, we stay connected with our teams throughout the year with global town hall meetings and engagement and "pulse" surveys. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of Forbes' Best Mid-Size Employers list for four of the last six years and certified as a Great Place to Work by Fortune every year from 2020 through 2025 (including in the U.K. in 2025).
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
We also provide a comprehensive benefits package that includes traditional offerings, such as medical, dental vision, retirement, disability, accident and life insurance, prescription drugs, and leaves, and also includes programs such as fitness reimbursement, mental health benefits, mental health awareness training for Human Resources personnel and managers throughout the Company, and charitable giving with a company match.
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
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to:
Risks relating to our business and industry
•Our industry is highly competitive
•Uncertainty of achieving market acceptance, delays or disruptions for our products may have an adverse effect
•We face development risks and must adapt to changes in software technologies
•The development and use of artificial intelligence ("AI") into our products may present operational and reputational risks
•Increased use of mobile devices for gaming will drive future growth of mobile gaming
•Increased competition for retailer support could increase expenses
•Our ability to develop successful products for current video game platforms

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
•The loss of server capacity, lack of sufficient bandwidth, or connectivity issues could cause our business to suffer
•Use of open-source software exposes us to risks
•Our software is susceptible to errors
•The continued ability to acquire and maintain license to intellectual property is key
•We may experience declines or fluctuations in the recurring portion of our business
•We are dependent on the timing of our product releases
•We are dependent on the future success of our Grand Theft Auto products and other hit titles
•Adverse effects of price protection and returns
•A limited number of customers account for a significant portion of our sales
•Content policies could negatively affect sales
•ESRB ratings for our products could negatively affect our ability to distribute and sell
•The competitive position and value of our products could be adversely affected by unprotected intellectual property
•The value of our virtual items is highly dependent on how we manage the economies in our games
•There is potential for unauthorized or fraudulent transactions of accounts and virtual items outside of our games
•We have a significant amount of outstanding debt
Risks related to legal or regulatory compliance
•Government regulation of the Internet can affect our business
•Legislation could subject us to claims or otherwise harm our business
•Failure to comply with laws and regulations, including data privacy, could harm our business
•Adverse effect of alleged or actual infringement on the intellectual property rights of third parties
Risks related to financial and economic condition
•Provisions in our charter documents and debt agreements may impede or discourage a takeover
•Adverse effects of changes in tax rates and additional tax liabilities
•We are subject to risks and uncertainties of international trade, including foreign currency fluctuations
•Potential adverse effects of existing or future accounting standards
•Adverse effects of declines in consumer spending and changes in the economy
General Risk Factors
•Additional issuances or sales of equity securities by us would dilute the ownership of our existing stockholders and could adversely affect the market price of our common stock
•We are subject to risks related to corporate and social responsibility and reputation
•Catastrophic events and climate change may have a long-term impact on our business
•We may be adversely affected by the effects of inflation
•We are and may become involved in legal proceedings that may result in adverse outcomes
Risks relating to our business and industry
The interactive entertainment software industry is highly competitive.
    We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Electronic Arts Inc., Embracer Group AB, Microsoft, Nintendo, Playrix, Playtika, Savvy Games, Sony, Tencent, and Ubisoft Entertainment S.A. We also face competition from online game developers and distributors who have primarily focused on specific international markets and with high-profile companies with significant online presences with new and expanded mobile gaming offerings, such as Apple, Google, and Microsoft. In addition, the gaming, technology/Internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing, make higher offers to licensors and developers for commercially desirable properties, adopt more aggressive pricing policies to develop more commercially successful video game products than we do, recruit our key creative and technical talent or otherwise disrupt our operations. Internationally, local competitors may have a greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer. Additionally, competitors may develop content that imitates or competes with our best-selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Our titles also compete with other forms of entertainment, such as social media, in addition to motion pictures, television, short-form video, and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
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
The growth of AI technologies in our industry has influenced game production for developers and gaming experience for players. The use of this new and emerging technology, which is in its early stages of wider-spread commercial use, presents social and ethical issues that may result in legal and reputational harm and liability. Any integration of any AI technologies into our products or services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could increase our expenses. Further, intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. While the impact of AI on our industry is still emerging and uncertain, to the extent our competitors successfully implement AI technologies into their products or services and we fail to adopt AI technologies effectively or experience delays in integrating these technologies into our operations, we may face significant risks to our competitive position, financial performance, and long-term growth prospects.
If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.
    Following our acquisition of Zynga, an increased percentage of our operations consists of mobile gaming. The number of people using mobile Internet-enabled devices has increased dramatically over time, and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.
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
    We derive a significant portion of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PlayStation consoles and Microsoft's Xbox consoles, which comprised 37.3% of our net revenue by product platform for the fiscal year ended March 31, 2025. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game consoles (which sometimes has been negatively affected by supply chain issues, and which could be affected by an increase in tariffs on component parts) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant and may further incur expense to adjust our products and development efforts in response to changing consumer preferences.
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
Additionally, we derive a significant portion of our revenue from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fiscal year ended March 31, 2025, we derived 92.9% of our mobile revenue on Apple and Google platforms. We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. These requirements are known as Apple's AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Additionally, in February 2022, Google announced plans to make privacy-focused changes to its Android advertising identifiers after a two-year process, taking into account feedback from developers, regulators and other interested parties. Also, beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or European Union ("E.U.") to use a Google certified consent management platform. We continue to evaluate how these rules or changes may affect our business, operations and financial results.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. The supply chain of hardware needed to maintain this technological infrastructure has been disrupted and geopolitical events, including the Russia-Ukraine war and the Israel-Hamas war and any indirect effects may further complicate existing supply chain constraints. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyberattacks, computer viruses, malicious software, security breaches, energy blackouts, natural disasters, terrorism, war, and telecommunication or other critical infrastructure failures. We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic, or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the Israel-Hamas war. If we or these third parties are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition, and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information because of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.
We have faced, and in the future could face, sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyberattacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized third party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity (the “Cybersecurity Incident”), we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and expect to incur additional costs related to cybersecurity protections in the future. We have implemented and will continue to implement a variety of measures to enhance further our cybersecurity protections. See “Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cybersecurity Incident” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for further discussion. Our software supply chain may also be subject to attacks, which may result in future security incidents and breaches.
Information technology system disruptions, network failures, or security breaches (including the Cybersecurity Incident and similar incidents) have negatively affected, and in the future could negatively affect our business continuity, operations, financial results, and the reliability and stability of our products and services. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell or host our content online. The risk of such threats is heightened by events outside of our control, such as the extended period of remote work arrangements, the Russia-Ukraine war and the Israel-Hamas war. The risk could also be affected by events substantially within our control, such as the migration of data among data centers and to third-party hosted environments, and the performance of upgrades and maintenance on our systems. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes, and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and may not be detected for long periods of time.
Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, have not been and in the future may not be adequate against all eventualities. We do not have redundancy for all our systems and our disaster recovery planning may not account for all outcomes. As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power to continue to satisfy the needs of our players. It is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impacting our business. In addition, the costs to respond to, mitigate, or notify affected parties of cyberattacks and other security vulnerabilities are significant. Failures to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, a degradation of the user experience, causing consumers to lose confidence in our products and services, and thereby harming our reputation, prompting regulatory inquiries and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on commercially reasonable terms or at all.
    Successful exploitation of any vulnerabilities in our systems can have other negative effects upon the products, services and user experience we offer. In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively affect our business. Virtual economies involve the use of virtual currency or virtual assets that can be used or redeemed by a player within a particular game or service. Although we have implemented and continue to develop programs reasonably designed to prevent such negative impacts, the abuse or exploitation of our virtual economies can include the illegitimate generation and sale of accounts and/or virtual items in black markets. These kinds of activities and the steps that we take to address and prevent these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.
Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of consumer data.
    We collect and store consumer information, including personal information. We take measures to protect the consumer information we hold from unauthorized access or disclosure. It is possible that our security controls over consumer information may not prevent the improper access to, use of, or disclosure of personal information. In addition, due to the high-profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security incident, such as the Cybersecurity Incident, that leads to disclosure of consumer information (including personal information) could harm our reputation, compel us to comply with disparate breach notification laws in various locations and otherwise subject us to liability under laws that protect personal information, any of which could result in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners experience a security incident that leads to disclosure of consumer information, our reputation could be harmed, resulting in loss of revenue.
    In addition, certain of our products include online functionality. The ability of our products to enable this functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' information or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Compounding these risks, as artificial intelligence capabilities develop rapidly, individuals or groups of hackers and sophisticated organizations, may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the Israel-Hamas war. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.
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
    We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comments, in real time, that are visible to other consumers. From time to time, objectionable and offensive or potentially dangerous consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We have been and may be subject to lawsuits, governmental inquiries and regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and X. If we fail to appropriately respond to the dissemination of such content, our players may not engage with our products and services and/or may lose confidence in our brands, and our financial results may be adversely affected.
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
We derive revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we are unable to continue to compete for these advertisements and offers, or if any events occur that negatively impact our relationships with advertisers, such as adverse litigation, regulatory investigations, federal or state legislation that requires more device settings to opt-out of advertising, analytics, data sharing with third party services or other changes made by these third parties, our advertising revenues and operating results would be negatively impacted.
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
In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of targeted advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications, and state or federal regulators may mandate more user settings to limit targeted advertising, analytics, or other data sharing with third parties. For example, Apple previously created a proprietary identifier-for-advertisers, which simplifies the process for Apple users to opt out of certain types of advertising. In April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising, campaigns and target users through user acquisition, and deliver targeted ads. These requirements are known as Apple’s AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or E.U. to use a Google-certified consent management platform. There has also been a significant increase of litigation related to data sharing with third parties, including advertising partners. This has driven a need for more specific consent from users for sharing of their personal information, user interaction, and video viewing information with third parties, and it could lead to additional changes from our third party advertising and analytics partners. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.
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
    If appropriate opportunities present themselves, we may acquire or make investments in businesses, intellectual properties and other assets that we believe are strategic, such as our acquisitions of Zynga and Gearbox. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, intellectual property or other asset, such acquisitions and investments involve a number of risks, including:
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
In addition to acquisitions, we have divested and may in the future make additional divestments of certain products and services, including by shutting down studios, that no longer fit our long-term strategies. Divestitures may adversely impact our business, operating results, and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. In connection with these divestitures and other cost-optimization efforts, we have experienced several rounds of layoffs in the recent past, which could negatively affect our reputation and our ability to recruit new employees in the future. Any future layoffs could similarly harm our reputation and hinder our recruitment efforts.
We face risks from our international operations.
    We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America, and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. In either the U.S. or other countries, trade legislation, such as a change in or volatility around the current tariff structures, import/export compliance laws, a change in the relationship between either us or the U.S. and any country in which we have significant operations or sales, or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. In particular, as of the date of this Annual Report on Form 10-K, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
Additionally, cultural differences may affect consumer preferences and as a result, some of our hit products may not sell as well as they do in the U.S. Cultural differences may also require us to modify the content of our products or the method by which we charge our customers. If we do not correctly assess consumer preferences in the countries in which we sell our products, or respond to other risks related to our international operations, it could negatively affect our business.
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
    We are subject to a variety of laws and executive orders in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. We incur legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S.
In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. and international laws and regulations, such as the Foreign Corrupt Practices Act, the U.K.

Bribery Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize or have knowledge of such activities. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
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
Events such as limited hardware failure, any broad-based catastrophic server malfunction, extended power outages or failure for any reason of telecommunications or other critical infrastructure, a significant intrusion by hackers that circumvents security measures, or a failure of disaster recovery services would likely interrupt the functionality of our games with online services and could result in a loss of sales for games and related services. An extended interruption of service could materially adversely affect our business, financial condition and operating results.
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
Our quarterly and annual operating results are dependent on the release of hit titles and therefore dependent on the timing of our product releases, which may cause our quarterly operating results to fluctuate significantly.
    We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a hit title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, primarily due to increased demand for games during the holiday season. Demand for and sales of titles in our NBA 2K series are also seasonal in that they are typically released just prior to the start of the NBA season. If a key event or sports season to which our product release schedule is tied were to be delayed or interrupted, our sales might also suffer disproportionately. Our failure or inability to produce hit titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. We also expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.
We are dependent on the future success of our Grand Theft Auto products, and we must continue to publish hit titles or sequels to such hit titles in order to compete successfully in our industry.
    Grand Theft Auto and certain of our other titles, such as Red Dead Redemption or NBA 2K, are hit products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 12.6% of our net revenue for the fiscal year ended March 31, 2025, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 53.1% of our net revenue for the fiscal year ended March 31, 2025. If we fail to continue to develop and sell new commercially successful hit titles or sequels to such hit titles or experience any delays in product releases or disruptions following the commercial release of our hit titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products.
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
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2025 accounted for 81.0% of our net revenue, with Apple, Sony, Google, and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
We submit our products for rating by the ESRB in the U.S. and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively affect our ability to distribute and sell those games, as could the re-rating of a game for any reason.
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
Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the IARC rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product or may prevent its sale altogether in certain territories. Further, if one of our games is re‑rated for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.
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
As of March 31, 2025, we had $3,650.0 aggregate principal amount of outstanding senior notes ("Senior Notes") and a $750.0 revolving credit facility under that certain Credit Agreement, dated as of May 23, 2022 (as amended, the "2022 Credit Agreement") with no outstanding borrowings. (Refer to Note 11 – Debt to our Consolidated Financial Statements, herein.)
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
    We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws affecting "net neutrality" or measures enacted in certain jurisdictions, for example as a result of the COVID-19 pandemic, could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. In 2024, the Federal Communications Commission's efforts to reinstate net neutrality regulations in the U.S. were blocked by the Sixth Circuit Court of Appeals. Notwithstanding that decision, several states have enacted net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
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
As a global company, we are subject to a variety of regulations and laws in the U.S. and abroad, including regarding consumer protection (including the use of prepaid cards, online safety, and the protection of minors), subscriptions, advertising, electronic marketing, privacy (including verified parental consent and age assurance), biometrics, cybersecurity, data protection and data localization requirements, AI, online services, online gaming, anti-competition, freedom of speech, labor, real estate, taxation, social media and content moderation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities and regulatory bodies, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations, codes of practice, and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent, or even contradictory, from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines, which in certain circumstances can be linked to a percentage of our global turnover. Any changes which we may introduce to our games in order to comply with these laws, regulations, codes of practice, and similar requirements, could make our games less attractive to our players, or cause us to change or limit our ability to sell our products in certain jurisdictions. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure that we will not be deemed to have violated any such laws and regulations.
    Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content and functionality included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the U.S., and adversely affect our business, financial condition and operating results. Other countries have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current U.S. laws. In the U.S., proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to audiences under the ages of 17 or 18, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by legal action of industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.
    In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Middle East, Asia, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes,” or in-game "virtual currencies," should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and vulnerable adults, and, if so, what such regulation should include. If new regulations are imposed, or other regulations are interpreted to apply to our games or certain game mechanics, such rules and regulations may expose us to civil and criminal penalties if we do not comply. For example, the FTC recently announced a major enforcement action against a game developer for various consumer protection and privacy violations related to a game that was deemed by the FTC to have been directed at children under the Children's Online Privacy Protection Act. Central to the FTC's complaint was the game's implementation of a virtual currency and loot box system that was deemed too confusing for vulnerable consumers such as children and teens. The complaint was settled with the developer having to, among other things, agree to a ten-year compliance monitoring program and pay a fine of $20 million.
Additionally, in the U.K., the government is expected to conclude its review of the implementation of the industry guidance on loot boxes which was published by the U.K. Interactive Entertainment Association. It is possible that the government's review may recommend further regulation to address the concerns raised during the 2020 call for evidence into loot boxes in video games. In addition, in Australia, the Guidelines for the Classification of Computer Games 2023, which went into effect in September 2024 limit games containing "simulated gambling" features to adults aged 18 and over, and require games which do not contain simulated gambling, but which contain loot boxes, to be rated M (Mature), meaning they would only be recommended as being suitable for players aged 15 and over.
Furthermore, in June 2023, the Dutch Minister of Economic Affairs sent a letter to Parliament, outlining her Consumer Agenda, which included a ban on loot boxes in the E.U. and in the Netherlands and the amendment of legislation to characterize loot boxes as an unfair commercial practice. The Dutch Minister of Foreign Affairs has continued to push for an E.U.-wide ban on loot boxes, reaffirming in 2024 their intent to include it in the Digital Fairness Act. The Digital Fairness Act will focus on strengthening consumer protections, including the use of dark patterns, with the first set of proposals under the Digital Fairness

Act expected to be released by end of 2025 or early 2026. The European Commission has confirmed that loot boxes are being considered as part of its preparation of those proposals, but whether those proposals will include such a prohibition on loot boxes remains unclear at this stage. Similarly, the E.U.'s Consumer Protection Cooperation Network (which is comprised of consumer protection authorities from across the E.U.'s various member states) has recently published a set of "Key Principles on In-game Virtual Currencies" that introduces novel interpretations of existing E.U. consumer protection law and that present significant challenges for games that offer in-game virtual currencies to consumers in the E.U.
In February 2023, an Austrian regional court ruled that loot boxes in one of our competitor’s video games constitute illegal gambling due, principally, to the existence of an unauthorized secondary market for certain of the game's virtual items. While there have been other Austrian court cases that have reached the opposite conclusion, the long-term viability of this mechanism in Austria remains uncertain with the Austrian government having recently announced an intention to further regulate loot boxes. Lastly, in March 2025, Spain's Council of Ministers introduced a new minor protection bill to the Spanish Parliament that proposes to limit the availability of certain loot boxes to consumers in Spain who are at least 18 years old. It is possible that other courts or regulatory agencies could adopt similar regulations or similarly broad interpretations of existing gambling laws to effectively regulate loot boxes in their jurisdiction as a form of gambling or otherwise as a prohibited commercial practice. In some of our games, such as CSR Racing 2, Dragon City, Empires & Puzzles, FarmVille 3, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic!, Monster Legends, NBA 2K, Top Eleven, WWE 2K, and Zynga Poker, certain mechanics may be deemed as “loot boxes.”
New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and with which we may be required to comply, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
Within the mobile games industry there has been an increase in recent years in the use of a user acquisition channel called incentivized marketing. Incentivized marketing offers generally involve offering an incentive to the players, such as in-game app currency, for certain actions, such as downloading the game, completing consumer surveys or reaching certain milestones in a game. While we believe our use of incentivized marking to be a legally permissible promotional activity, if the use of incentivized marketing were deemed to affect the legality of our games, we may be required to restructure our marketing activities in a manner that could impair our revenue or reduce the effectiveness of our marketing expenses. We may also be subject to enforcement actions by federal or state regulators, as well as private litigation, which would materially affect our business and results of operations.
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
The laws and regulations concerning data privacy, consumer protection, and certain other aspects of our business are continually evolving. Failure to comply with these laws and regulations could harm our business.
    We are subject to certain privacy and data protection laws and industry terms and codes of conduct, the requirements of which are rapidly changing and likely will continue to do so for the foreseeable future. This may add complexity to our compliance efforts and could have a negative impact on or materially change our approach to the sale and marketing of our products. For example, the E.U. General Data Protection Regulation ("GDPR") and the U.K. Data Protection Act 2018 ("DPA 2018") both became effective in May 2018. GDPR and DPA 2018 apply to us because we target our services to and/or receive and process the personal information of individuals in the E.U. and the U.K., and we maintain certain local entities in the E.U. and the U.K. responsible for processing personal information. GDPR and DPA 2018 contain significant penalties for non-

compliance, which have been imposed by regulators. In addition, E.U. member states continue to enact national laws to implement the GDPR. Also, the E.U. Digital Services Act (“DSA”) became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. In the U.S., approximately 20 states have enacted comprehensive privacy laws and several other states have enacted more narrow privacy laws. These apply to processing of personal information of those state residents and may impact how we can collect and use that information, especially for players under 18 years of age. Other U.S. states are considering similar privacy or data protection laws that may apply to us. Certain U.S. states are also considering a number of other additional laws related to use of artificial intelligence or “automated decision making,” and advertising, such as requiring mandatory device settings for users to opt-out of advertising. Failure to comply with privacy and data protection laws may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.

Moreover, a number of jurisdictions impose specific and more onerous requirements regarding the collection and use of child and teen data. For instance, the U.S. Children's Online Privacy Protection Act regulates the collection, use, and disclosure of personal information from children under 13 years of age, and age-based privacy laws can apply to how we collect and use personal information or provide certain game features to players up to 18 years of age, including how or whether we are permitted to use their information for targeted advertising. The U.K. implemented an Age Appropriate Design Code, which became effective in September 2021, that sets forth risk-based standards to be implemented by organizations that provide online services (e.g., online games) likely to be accessed by children in the U.K. under the age of 18, as part of such organization’s efforts to comply with applicable data protection laws. A number of U.S. states have enacted or are considering legislation similar to the U.K. Age Appropriate Design Code and several have also enacted or are considering legislation that prohibits targeted advertising to child and teen players under the age of 16 or 18 without express consent. For instance, the California Age-Appropriate Design Code Act took effect in July 2024; however, as of March 2025, the California Attorney General has been enjoined from enforcing the act on First Amendment grounds. We cannot predict how this or other age-based obligations imposed on providers of online services may affect our compliance efforts going forward, and whether they will result in industry-wide changes to online services available to child and teen players.

The U.S. government, including the FTC and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area, including a draft Federal comprehensive privacy law, updates to existing children's privacy laws that may expand the scope of coverage, and online safety laws that may require additional content moderation or changes to features in our games to minimize harm to children. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. We cannot predict whether such proposals may be enacted into law, in what form or when. Any such new or amended privacy laws may add complexity to our compliance efforts and require us to expend additional financial or other resources as a result.
Privacy-based litigation and similar legal challenges likely will continue to affect our industry and the internet-enabled ecosystem. Existing laws that include private rights of action may continue to be leveraged by private litigants even if those legal challenges do not align with more recent privacy laws. These risks may also be increased when the law includes statutory damages instead of an evaluation of the actual harm presented by the activity in question. The ongoing, or subsequent resolution of, legal challenges affecting organizations using internet-enabled data collection and use may affect how we engage with our players and operate our business.
Further, and most notably in the mobile ecosystem, companies that provide the platforms on which our games are played are changing the terms on which publishers can collect and use personal data obtained from users on those platforms.
    Player use of our games is subject to our privacy policy and terms of service ("TOS"). If we fail to comply with our posted privacy policy, TOS, or other consents received in our game experience, or if we fail to comply with existing privacy or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, affect our financial condition, and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively affect our financial condition, and damage our business.

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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them pursuant to IRC Section 174. Although Congress is considering legislation that would modify the capitalization and amortization requirement, we have no assurance that the requirement will be deferred, repealed, or otherwise modified. It is possible that a change in the requirement could have a significant impact on our effective tax rate, tax payments, and financial condition in future periods.
In addition, TCJA added the Base Erosion Anti-Abuse Tax ("BEAT") to prevent the reduction of tax liability through certain payments made to foreign related parties. BEAT imposes a minimum tax on taxpayers to prevent profit shifting from such payments. It is possible that we could be subject to BEAT and that it could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
The American Rescue Plan Act of 2021 (“ARPA”) provides for numerous tax and other stimulus measures, one of which will expand the limitation of compensation deductions for certain covered employees of publicly held corporations to also include the next five highly compensated employees. This limitation will be effective for us beginning April 1, 2027 and could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) includes a corporate alternative minimum tax ("CAMT") of 15% on the adjusted financial statement income (AFSI) of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT became effective for the fiscal year ended March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We estimate no tax liability relating to the CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us and agreed to implement a global minimum tax regime, referred to as Pillar Two, intended to conform to the new and evolving Organisation for Economic Cooperation and Development ("OECD") guidelines. Countries may enact Pillar Two differently than the OECD model rules and on different timelines. For instance, on December 15, 2022, the E.U. Member States formally adopted the E.U.'s Pillar Two Directive requiring E.U. members to implement legislation. On July 11, 2023, the U.K. similarly enacted legislation. Pillar Two is generally effective for years beginning on or after January 1,

2024 in the E.U. and U.K. Although the U.S. has not yet enacted Pillar Two legislation, many other countries have implemented similar legislation with varying effective dates in the future. Many aspects of Pillar Two became effective for the fiscal year ended March 31, 2025. It is possible that Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than the 15% minimum rate and could have an adverse impact on our effective tax rate, tax payments, and financial condition in future periods. Additionally, certain jurisdictions have modified or are seeking to modify their tax incentives to align with the Pillar Two criteria. The U.S. has not yet enacted Pillar Two legislation, including aligning certain tax incentives with Pillar Two requirements and there is a risk that the under taxed profits rules would allow foreign countries to tax U.S. companies on U.S. income. Changes, or the failure to change tax incentive provisions to be Pillar Two compliant could have an adverse impact. We will continue to monitor legislative and regulatory developments to assess potential impact. In addition, an increasing number of countries have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.
We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2025, 39.5% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, and duties, fluctuations in foreign currency exchange rates, especially in jurisdictions like Turkey; shipping delays, and international political, regulatory and economic developments, such as the Russia-Ukraine war and the Israel-Hamas war, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
    Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions, such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, stagflation, unemployment levels, tax rates, interest rates, energy prices, or declining consumer confidence, or the adverse impacts of implemented or threatened tariffs or trade wars could reduce consumer spending. Natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change, adverse weather conditions, and other reasons beyond our control could further reduce discretionary spending on entertainment activities and products. Reduced consumer spending has and may in the future continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. Moreover, we maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If the financial conditions affecting the banking industry and financial markets cause additional banks and financial institutions to enter receivership or become insolvent, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.

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
We may issue equity or equity-based securities in the future to facilitate acquisitions or strategic transactions, as we did in connection with our acquisitions of Zynga and Gearbox, to adjust our ratio of debt to equity, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, workplace conduct, human rights and philanthropy. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Negative reactions to our products and services may not be foreseeable. We also may not effectively manage or respond to these negative perceptions for reasons within or outside of our control. We expect to continue to expend resources to address concerns with our products and services. Negative perceptions could arise despite our efforts, though, and may result in loss of engagement with our products and services, increased scrutiny from government bodies and consumer groups, and/or litigation, any of which could negatively impact our business.
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
Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, events, such as the Russia-Ukraine war and the Israel-Hamas war, and the adverse impacts of implemented tariffs and trade wars, could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
a.we regularly review and update at least annually our standard policies and procedures related to information technology and analyze those policies against the standards and controls that we believe are most relevant to our Company set by organizations such as the National Institute of Standards and Technology cybersecurity framework and the International Organization for Standardization ("ISO");
b.we maintain a dedicated cybersecurity team under the direction of our Chief Technology Officer ("CTO") and supported by our Chief Information Security Officer ("CISO"), each of whom has expertise related to data and network security, data governance and risk management;
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
f.we conduct pre-engagement and targeted recurring reviews of the security controls and security-compliance posture of applicable third-party service providers;
g.all employees are required to complete periodic trainings that cover security and privacy best practices and company policies;
h.we regularly review our business continuity and other back-up plans, including as they relate to cybersecurity incidents; and
i.we perform periodic simulations of attack scenarios by an internal “Red Team” to test the efficacy of both security controls and our tactical incident response procedures.
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
c.if deemed appropriate, reporting by our CISO to the Company’s Management and its Disclosure Committee, comprised of multi-disciplinary senior leaders across the organization, including representatives of our accounting, human resources, finance, information technology and legal functions, and consultation with internal and external legal counsel, for further review and determination of the scope and materiality of the incident or incidents, including whether public disclosure is appropriate or required; and
d.informing the Audit Committee of our Board of significant or material cybersecurity incidents, as appropriate.
All incidents are documented and recorded and catalogued for further review by the CISO and their team. Incidents that are deemed to be significant and/or rise to the level of a “security breach” are documented in a security incident register as part of our established vulnerability monitoring and incident response procedures.
While we, our clients and our vendors are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report. We have faced—and in the future may face—sophisticated attacks, including attacks referred to as advanced persistent threats, which are cyberattacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which may remain undetected for prolonged periods of time. In September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. In connection with this activity, we have incurred certain immaterial incremental one-time costs related to consultants, experts and data recovery efforts and we generally expect to incur additional costs related to cybersecurity protections in the future.
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
Governance
Our Board actively oversees our risk management activities both directly and through its committees and considers various risk topics throughout the year, including, through the Audit Committee, cybersecurity and information security risk management and controls. As part of its oversight function, the Board, directly and through its Audit Committee, oversees the Company’s risk assessment and risk management policies, including related to cybersecurity. At least quarterly (with respect to the Audit Committee) and annually (with respect to the Board), our CTO and CISO report to the Audit Committee or the Board, respectively, addressing a broad range of topics, including significant cybersecurity incidents that have occurred, if any, since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.
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
We believe our information technology team to be well-qualified in this area. These qualifications include collective decades of professional experience in the field, in both private enterprise and government, and relevant training and certifications, such as Certified Information Systems Security Professional certification, ISO 27001 certification, and other technical cybersecurity certifications from ISC2, the SANs Institute and OffSec as well as recent participation in IT and cybersecurity programs organized by leading educational institutions with expertise in the field.
Item 2.    Properties
    Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 102,000 square feet of space under a lease expiring in December 2037.
    We also lease approximately 64,000 square feet of space under a lease expiring in March 2030 at 622 Broadway, New York, New York.
    Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases approximately 39,500 square feet of office space in London, U.K., which expires in December 2034 and owns two office buildings in Edinburgh, U.K.
    2K corporate offices and two development studios occupy approximately 90,000 square feet of leased office space in Novato, California, under a lease expiring in October 2033.
Zynga corporate office occupy approximately 62,000 square feet of leased office space in San Mateo, California. The lease expires in June 2032. In addition, Zynga leases approximately 185,000 square feet for its former corporate headquarters located in San Francisco, California, which is now closed. The lease expires in June 2031.
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Oakville, Montreal, Parksville, Quebec, Toronto, and Vancouver, Canada; Chengdu, Hong Kong, and Shanghai, China; Prague, Czech Republic; Helsinki, Finland; Cesson-Sévigné and Paris, France; Munich and Berlin, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Belgrade, Serbia; Singapore; Seoul, South Korea; Barcelona, Madrid, and Valencia, Spain; Luzerne, Switzerland; Taipei, Taiwan; Istanbul, Turkey; Birmingham, Brighton, Dundee, London, Lincoln, and Leeds, U.K.; and, in the U.S.: Agoura Hills, Carlsbad, Foothill Ranch, Irvine, Los Angeles, Petaluma, Moorpark, San Francisco, San Mateo, and San Rafael, California; Chicago, Illinois; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Eugene, Oregon; Austin and Frisco, Texas; and Kirkland and Seattle, Washington.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 313 as of May 5, 2025.
Dividend Policy
    We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and pay down our outstanding debt. We do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board and will depend upon future earnings, capital requirements and other relevant factors.
Securities Authorized for Issuance under Equity Compensation Plans
    The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance Graph
The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Exchange Act or the Securities Act of 1933, as amended.
The following line graph compares, from March 31, 2020 through March 31, 2025, the cumulative total shareholder return ("TSR") on our common stock with the cumulative TSR on (1) the stocks comprising the NASDAQ Composite Index, (2) the stocks comprising the S&P 500 Index, and (3) the RDG Technology Composite Index. The comparison assumes $100 was invested on March 31, 2020 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative TSR calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index,
the S&P 500 Index, and the RDG Technology Composite Index
March 2025

$250
$200
$150
$100
$50
$0
3/20
3/21
3/22
3/23
3/24
3/25
Take-Two Interactive Software, Inc.
NASDAQ Composite
S&P 500
RDG Technology Composite

* The graph and chart assume that $100 was invested on March 31, 2020 in the applicable stock or index and that all dividends were reinvested.

	March 31,
	2020	2021	2022	2023	2024	2025
Take-Two Interactive Software, Inc.	$100.00	$148.98	$129.62	$100.58	$125.19	$174.73
NASDAQ Composite	100.00	173.40	187.36	162.49	219.49	233.47
S&P 500	100.00	156.35	180.81	166.84	216.69	234.58
RDG Technology Composite	100.00	170.46	183.07	165.71	205.89	220.69
Issuer Purchases of Equity Securities
    Share Repurchase Program—Our Board has authorized the repurchase of up to 21.7 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
    During the fiscal years ended March 31, 2025, 2024, and 2023, we did not repurchase shares of our common stock. As of March 31, 2025, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.

    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2025:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2025	—	—	—	10.0
February 1 - 28, 2025	—	—	—	10.0
March 1 - 31, 2025	—	—	—	10.0
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
    We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, mobile, including smartphones and tablets, and PC. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services. Refer to Item 1 - Business for additional discussion.
Impairments
During the fiscal year ended March 31, 2025, we recognized Goodwill impairment charges of $3,545.2, representing a partial impairment related to one of our reporting units, and we recognized impairment charges of $137.0 for acquisition-related Developed Game Technology intangible assets within Cost of revenue and $39.3 for acquisition-related Branding and Trade Names intangible assets within Depreciation and amortization. The impairment charges are a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies in response to those conditions. Key assumptions and estimates used in deriving the fair values of these assets are forecasted revenue, EBITDA margins, long-term decay rate, and discount rate (refer to Note 9 - Goodwill and Intangible Assets, Net). Future changes in those key assumptions and estimates could result in additional impairments.
During the fiscal year ended March 31, 2025, we also recognized impairment charges related to our Software development costs and licenses of $77.5, of which $35.1 related to title cancellations as part of our cost reduction program (refer to Note 7 - Software Development Costs and Licenses and Note 21 - Business Reorganization).
Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases. Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 12.6% of our net revenue for the fiscal year ended March 31, 2025. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis.
    Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors, such as global tariff policy, that may affect our business in several areas, including consumer demand, inflation, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Actions we have taken to date and other potential actions we may take in the future in response to these factors could result in negative impacts in future periods.
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
    Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 37.3% of our net revenue by product platform for the fiscal year ended March 31, 2025. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms, which could be impacted by global economic factors, including global tariff policy. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, in-game purchases, and in-game advertising, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 96.4% of our net revenue for the fiscal year ended March 31, 2025. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
A significant portion of our mobile titles are distributed, marketed, and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our mobile games are purchased principally through the payment processing systems of these platform providers, as well as our direct-to-consumer commerce platform. We generate a significant portion of our net revenue through the Apple and Google platforms and expect to continue to do so for the foreseeable future. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers at their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as cost of revenue as incurred. Further, as a result of the platform fees associated with online game sales, our mobile net revenue generally generates a lower gross margin percentage than our Console or PC revenue. Accordingly, the overall product mix between mobile and other game sales may affect our gross margin percentage. We are also continuing to expand our direct-to-consumer efforts more meaningfully across our mobile portfolio to enhance profitability.
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
Content Release Highlights
During fiscal year 2025, 2K released NBA 2K25, TopSpin 2K25, Sid Meier's Civilization VII, PGA TOUR 2K25, and WWE 2K25, and Zynga released Game of Thrones: Legends. Rockstar plans to release Grand Theft Auto VI on May 26, 2026.
Fiscal 2025 Financial Summary
Our net revenue for the fiscal year ended March 31, 2025 was led by a variety of our top franchises, primarily NBA 2K, Grand Theft Auto, Red Dead Redemption, WWE 2K, and Sid Meier's Civilization, as well as top contributors Toon Blast, our hyper-casual mobile portfolio, Empires & Puzzles, Match Factory!, and Words With Friends. Our net revenue for the fiscal year ended March 31, 2025 was $5,633.6, an increase of $284.0 or 5.3% compared to the fiscal year ended March 31, 2024.
    Our operating loss for the fiscal year ended March 31, 2025 was $4,391.1 compared to operating loss of $3,590.6 for fiscal year ended March 31, 2024, primarily due to an increase in Goodwill impairment charges of $1,203.1 related to an additional partial impairment related to one of our reporting units. For the fiscal year ended March 31, 2025, our net loss was $4,478.9, as compared to net loss of $3,744.2 in the prior year. Diluted loss per share for the fiscal year ended March 31, 2025 was $25.58, as compared to Diluted loss per share of $22.01 for the fiscal year ended March 31, 2024.
    At March 31, 2025, we had $1,559.2 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,102.0 at March 31, 2024. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from the issuance of our 2029 Notes and 2034 Notes (refer to Note 11 - Debt) and the issuance of common stock. This increase was partially offset by (i) Net cash used in investing activities, which was primarily due to the purchase of fixed assets and (ii) Net cash used in operating activities, which was primarily due to investments in software development and licenses, partially offset by sales of our products.

On June 11, 2024, we completed the purchase of 100% of the issued and outstanding capital stock of The Gearbox Entertainment Company, Inc. ("Gearbox"), from Embracer Group AB, for an initial consideration of 2.8 shares of our common stock (refer to Note 20 - Acquisitions).
Critical Accounting Policies and Estimates
    Our most critical accounting policies, which are those that require significant judgment, include revenue recognition, capitalization and recognition of software development costs and licenses, fair value estimates including valuation of goodwill and intangible assets, valuation and recognition of stock-based compensation, and income taxes. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies.
Operating Metric
Net Bookings
    We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2025	2024	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$5,648.0	$5,333.0	$315.0	5.9%
    For the fiscal year ended March 31, 2025, Net Bookings increased by $315.0 as compared to the prior year. The increase was primarily due to an increase in Net Bookings from Match Factory!; our Sid Meier's Civilization franchise, the latest installment of which, Civilization VII, released in February 2025; Toon Blast; our NBA 2K franchise; and TopSpin 2K25, which released in April 2024. These increases were partially offset by a decrease in Net Bookings from Empires & Puzzles, our Grand Theft Auto franchise, our hyper- and hybrid-casual mobile portfolio, and LEGO 2K Drive, which released in May 2023.
Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. For the comparison of fiscal year 2024 to fiscal year 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2024.

The following table sets forth, for the periods indicated, our statements of operations, net revenue by content type, net revenue by platform, and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2025		2024		2023
Total net revenue	$5,633.6	100.0%	$5,349.6	100.0%	$5,349.9	100.0%
Cost of revenue	2,571.4	45.7%	3,107.8	58.1%	3,064.6	57.3%
Gross profit	3,062.2	54.3%	2,241.8	41.9%	2,285.3	42.7%
Selling and marketing	1,683.7	29.9%	1,550.2	29.0%	1,586.5	29.7%
Research and development	1,005.2	17.8%	948.2	17.7%	887.6	16.6%
General and administrative	883.3	15.7%	716.1	13.4%	839.5	15.7%
Depreciation and amortization	229.4	4.1%	171.2	3.2%	122.3	2.3%
Goodwill impairment	3,545.2	62.9%	2,342.1	43.8%	—	—%
Business reorganization	106.5	1.9%	104.6	1.9%	14.6	0.3%
Total operating expenses	7,453.3	132.3%	5,832.4	109.0%	3,450.5	64.5%
Loss from operations	(4,391.1)	(78.0)%	(3,590.6)	(67.1)%	(1,165.2)	(21.8)%
Interest and other, net	(93.3)	(1.7)%	(103.6)	(1.9)%	(141.9)	(2.7)%
Loss on fair value adjustments, net	(6.9)	(0.1)%	(8.6)	(0.2)%	(31.0)	(0.6)%
Loss before income taxes	(4,491.3)	(79.8)%	(3,702.8)	(69.2)%	(1,338.1)	(25.0)%
(Benefit from) provision for income taxes	(12.4)	(0.2)%	41.4	0.8%	(213.4)	(4.0)%
Net loss	$(4,478.9)	(80.0)%	$(3,744.2)	(70.0)%	$(1,124.7)	(21.0)%

	Fiscal Year Ended March 31,
	2025		2024		2023
Net revenue by content:
Recurrent consumer spending	$4,474.6	79.4%	$4,213.5	78.8%	$4,180.4	78.1%
Full game and other	1,159.0	20.6%	1,136.1	21.2%	1,169.5	21.9%
Net revenue by platform:
Mobile	$2,942.0	52.2%	$2,748.0	51.4%	$2,538.6	47.5%
Console	2,099.1	37.3%	2,167.3	40.5%	2,303.8	43.0%
PC and other	592.5	10.5%	434.3	8.1%	507.5	9.5%
Net revenue by distribution channel:
Digital online	$5,431.8	96.4%	$5,112.2	95.6%	$5,085.7	95.1%
Physical retail and other	201.8	3.6%	237.4	4.4%	264.2	4.9%
Fiscal Years ended March 31, 2025 and 2024

	2025	% of net revenue	2024	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Total net revenue	$5,633.6	100.0%	$5,349.6	100.0%	$284.0	5.3%
Product costs	821.1	14.6%	756.6	14.1%	64.5	8.5%
Game intangibles	811.0	14.4%	1,301.1	24.3%	(490.1)	(37.7)%
Internal royalties	405.4	7.2%	397.6	7.4%	7.8	2.0%
Licenses	365.8	6.5%	305.8	5.8%	60.0	19.6%
Software development costs and royalties(1)	168.1	3.0%	346.7	6.5%	(178.6)	(51.5)%
Cost of revenue	2,571.4	45.7%	3,107.8	58.1%	(536.4)	(17.3)%
Gross profit	$3,062.2	54.3%	$2,241.8	41.9%	$820.4	36.6%
(1) Includes $9.4 and $24.4 of stock-based compensation expense in fiscal year 2025 and 2024, respectively.
    For the fiscal year ended March 31, 2025, net revenue increased by $284.0, as compared to the prior year. The increase was primarily due to an increase in net revenue of $237.1 from Match Factory!, which released in November 2023; $127.2 from our Sid Meier's Civilization franchise, the latest installment of which, Civilization VII, released in February 2025; and $84.2 from Toon Blast. These increases were partially offset by a decrease in net revenue of $73.3 from our Grand Theft Auto franchise.

Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $261.1 and accounted for 79.4% of net revenue for the fiscal year ended March 31, 2025, as compared to 78.8% for the prior year. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from full game and other increased by $22.9 and accounted for 20.6% of net revenue for the fiscal year ended March 31, 2025, as compared to 21.2% for the prior year. The increase was primarily due to an increase in net revenue from our Sid Meier's Civilization franchise and TopSpin 2K25. These increases were partially offset by a decrease in net revenue from our NBA 2K franchise, a decrease as a result of a divestiture in our business, and a decrease in our Grand Theft Auto franchise.
    Net revenue from mobile increased by $194.0 and accounted for 52.2% of our total net revenue in the fiscal year ended March 31, 2025, as compared to 51.4% in the prior year. The increase was primarily due to an increase in net revenue from Match Factory! and Toon Blast. These increases were partially offset by a decrease in our Grand Theft Auto franchise, Merge Dragons!, and as a result of a divestiture. Net revenue from console games decreased by $68.2 and accounted for 37.3% of our total net revenue in the fiscal year ended March 31, 2025, as compared to 40.5% in the prior year. The decrease was primarily due to a decrease in net revenue from our Grand Theft Auto and NBA 2K franchises, and LEGO 2K Drive, which released in May 2023. These decreases were partially offset by an increase in net revenue from TopSpin 2K25, which released in April 2024, and our Sid Meier's Civilization franchise. Net revenue from PC and other increased by $158.2 and accounted for 10.5% of our total net revenue in the fiscal year ended March 31, 2025, as compared to 8.1% in the prior year. The increase was primarily due to an increase in net revenue from our Sid Meier's Civilization franchise; our Risk of Rain franchise, which was acquired in connection with our acquisition of Gearbox in June 2024 (refer to Note 20 - Acquisitions); and our Grand Theft Auto and NBA 2K franchises.
    Net revenue from digital online channels increased by $319.6 and accounted for 96.4% of our total net revenue for the fiscal year ended March 31, 2025, as compared to 95.6% in the prior year. The increase was primarily due to an increase in net revenue from Match Factory!, our Sid Meier's Civilization franchise, and Toon Blast. These increases were partially offset by a decrease in net revenue from our Grand Theft Auto franchise. Net revenue from physical retail and other channels decreased by $35.6 and accounted for 3.6% of our total net revenue for the fiscal year ended March 31, 2025, as compared to 4.4% for the prior year. The decrease was primarily due to a decrease in net revenue from our NBA 2K and Red Dead Redemption franchises, and LEGO 2K Drive.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2025 was 54.3%, as compared to 41.9% in the prior year. The increase was primarily due to lower impairment charges related to intangible assets related to our Zynga acquisition (refer to Note 9 - Goodwill and Intangible Assets, net).
    Changes in foreign currency exchange rates decreased net revenue by $2.5 and increased gross profit by $0.2, respectively, in the fiscal year ended March 31, 2025 as compared to the prior year.
Operating Expenses

	2025	% of net revenue	2024	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$1,683.7	29.9%	$1,550.2	29.0%	$133.5	8.6%
Research and development	1,005.2	17.8%	948.2	17.7%	57.0	6.0%
General and administrative	883.3	15.7%	716.1	13.4%	167.2	23.3%
Depreciation and amortization	229.4	4.1%	171.2	3.2%	58.2	34.0%
Goodwill impairment	3,545.2	62.9%	2,342.1	43.8%	1,203.1	51.4%
Business reorganization	106.5	1.9%	$104.6	1.9%	1.9	1.8%
Total operating expenses	$7,453.3	132.3%	$5,832.4	109.0%	$1,620.9	27.8%
    Includes stock-based compensation expense, which was allocated as follows:

	2025	2024
Selling and marketing	$92.4	$95.3
Research and development	99.0	104.4
General and administrative	123.2	111.5
    Foreign currency exchange rates decreased total operating expenses by $6.8 for the fiscal year ended March 31, 2025 as compared to the prior year.

Selling and marketing
    Selling and marketing expenses increased by $133.5 for the fiscal year ended March 31, 2025 as compared to the prior year period, primarily due to (i) higher overall marketing expenses for Match Factory!, Game of Thrones: Legends, and our Sid Meier's Civilization franchise, partially offset by lower marketing expenses for our hyper-casual mobile portfolio, and (ii) lower amortization related to our intangible assets.
Research and development
    Research and development expenses increased by $57.0 for the fiscal year ended March 31, 2025, as compared to the prior year period, primarily due to increases in (i) personnel expenses due to increased headcount and (ii) production and development expenses for titles that are not technologically feasible, partially offset by the timing of tax related credits for certain titles.
General and administrative
    General and administrative expenses increased by $167.2 for the fiscal year ended March 31, 2025, as compared to the prior year period, primarily due to increases in (i) transaction costs related to our acquisition of Gearbox (refer to Note 20 - Acquisitions), (ii) personnel expenses due to increased headcount, (iii) legal fees and contingencies related to the IBM case against Zynga, (iv) IT-related expenses for cloud-based services and IT infrastructure, as well as, (v) a reduction of expense in the prior year related to updating the fair value of contingent earn-out liability for our acquisition of Popcore with no corresponding reduction in the current year.
    General and administrative expenses for the fiscal years ended March 31, 2025 and 2024 include occupancy expense (primarily rent, utilities and office expenses) of $73.9 and $69.9, respectively, related to our development studios.
Depreciation and amortization
    Depreciation and amortization expenses increased by $58.2 for the fiscal year ended March 31, 2025, as compared to the prior year period, primarily due to increases in (i) impairment expense related to our intangible assets (refer to Note 9 - Goodwill and Intangible Assets, Net), (ii) IT infrastructure expense, and (iii) leasehold improvements for office buildouts.
Goodwill impairment
Goodwill impairment expense for the fiscal years ended March 31, 2025 and 2024, were $3,545.2 and $2,342.1, respectively, due to partial impairments recognized related to one of our reporting units (refer to Note 9 - Goodwill and Intangible Assets, Net).
Business reorganization
Business reorganization expense increased by $1.9 for the fiscal year ended March 31, 2025, as compared to the prior year period, primarily due to an increase in employee-related costs and losses on our divestitures, partially offset by a decrease in expense due to cancellations of our titles (refer to Note 21 - Business Reorganization).
Interest and other, net

	2025	% of net revenue	2024	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$98.6	1.8%	$62.3	1.2%	$36.3	58.3%
Interest expense	(167.3)	(3.0)%	(140.6)	(2.6)%	(26.7)	19.0%
Foreign currency exchange gain (loss)	(22.6)	(0.4)%	(28.6)	(0.5)%	6.0	(21.0)%
Other	(2.0)	—%	3.3	0.1%	(5.3)	(160.6)%
Interest and other, net	$(93.3)	(1.7)%	$(103.6)	(1.9)%	$10.3	(9.9)%
    Interest and other, net was expense of $93.3 for the fiscal year ended March 31, 2025, as compared to $103.6 for the fiscal year ended March 31, 2024. The net decrease in expense was primarily due to an increase in interest income primarily due to increases in interest rates and cash balances and a gain on the sale of an investment. These decreases in net expense were partially offset by increases in foreign currency losses, interest expense related to our debt transactions (refer to Note 11 - Debt) and a gain on debt extinguishment recognized in the prior year on the partial repayment of our 2024 Notes.

Loss on fair value adjustments, net
Loss on fair value adjustments, net for the fiscal year ended March 31, 2025 was a loss of $6.9 compared to a loss of $8.6 in the prior year period. The change was primarily due to changes in fair value based on observable price changes of our long-term investments and an increase in fair value of our Convertible Notes.
Benefit from income taxes
    Our income tax benefit was $12.4 for the fiscal year ended March 31, 2025 as compared to a provision for income taxes of $41.4 for the fiscal year ended March 31, 2024.
    When compared to the statutory rate of 21%, the effective tax rate of 0.3% for the fiscal year ended March 31, 2025 was primarily due to an expense of $718.0 from nondeductible goodwill impairments, $222.7 from an increase in the U.S. valuation allowance expense, $25.5 from an increase in the foreign valuation allowance expense, $41.4 from our geographic mix and foreign earnings partially offset by a $54.5 benefit from tax credits anticipated to be utilized.
When compared to the statutory rate of 21%, the effective tax rate of (1.1)% for the fiscal year ended March 31, 2024 was primarily due to an expense of $474.7 from nondeductible goodwill impairments, $337.2 from an increase in the U.S. valuation allowance expense, $41.6 from an increase in the foreign valuation allowance expense, $39.0 from our geographic mix and foreign earnings, and $29.2 from a decrease in the net deferred tax asset relating to the Swiss cantonal basis step-up (as noted below) partially offset by a $63.3 benefit from tax credits anticipated to be utilized and $32.7 benefit from changes in reserves due to statute lapses.
The effective tax rate in the current year was higher compared to the prior year primarily due to increased expense from nondeductible goodwill impairments, decreased benefits from tax credits, decreased expense related to an increase in our valuation allowance, and the impact of geographic mix and foreign earnings.
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
The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), ARPA expands the limitation to cover the next five most highly compensated employees. ARPA did not have a material impact on our Consolidated Financial Statements for the fiscal year ended March 31, 2025. We continue to evaluate the potential impact ARPA may have on our operations and Consolidated Financial Statements in future periods.
The Inflation Reduction Act includes a new CAMT of 15% on the AFSI of corporations with an average AFSI exceeding $1.0 billion over a consecutive three-year period. The CAMT is effective for taxable year ending March 31, 2024. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a particular year based on differences between book and taxable income. We do not estimate any tax liability relating to CAMT for the current fiscal year. We will continue to evaluate the potential impact the Inflation Reduction Act may have on our operations and Consolidated Financial Statements in future periods.
The OECD has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Many aspects of Pillar Two are effective for the fiscal year ending March 31, 2025. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the fiscal year ended March 31, 2025.
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
As of March 31, 2025, we had gross unrecognized tax benefits, including interest and penalties, of $267.1, of which $109.5 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2025, gross unrecognized tax benefits decreased by $9.3.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2022 and state income tax returns for periods prior to the fiscal year ended March 31, 2020. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2018. Certain U.S. federal, state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2023.
Net loss and loss per share
    For the fiscal year ended March 31, 2025, net loss was $4,478.9, as compared to a net loss of $3,744.2 in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2025 was $25.58, as compared to basic and diluted loss per share of $22.01 for the fiscal year ended March 31, 2024. Basic weighted average shares of 175.1 were 5.0 higher as compared to the prior year period basic weighted average shares, primarily due to stock issued as consideration for the acquisition of Gearbox, as well as normal stock compensation activity, including vests as well as grants and forfeitures in the prior year being fully outstanding in the current year. See Note 12 - Loss Per Share to our Consolidated Financial Statements for additional information.
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
Short-term Investments
    As of March 31, 2025, we had $9.4 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may place additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of March 31, 2025, we had $3,650.0 of Senior Notes outstanding.
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0.
Credit Agreement
As of March 31, 2025, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at March 31, 2025.
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
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 81.0%, 79.8% and 79.6% of net revenue during the fiscal years ended March 31, 2025, 2024 and 2023, respectively. As of March 31, 2025, and 2024, five customers comprised 72.1% and 69.9% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 61.0% and 57.7% of such balance at March 31, 2025, and 2024, respectively. We had three customers who accounted for 24.0%, 21.3%, and 15.7% of our gross accounts receivable as of March 31, 2025, and three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2025, and 2024. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of March 31, 2025, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $791.3. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
    Our Board has authorized the repurchase of up to 21.7 shares of our common stock. Under this program, we may purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. The program does not require us to repurchase shares and may be suspended or discontinued at any time for any reason.
During the fiscal years ended March 31, 2025, 2024, and 2023, we did not repurchase shares of our common stock. As of March 31, 2025, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net cash (used in) provided by operating activities	$(45.2)	$(16.1)	$1.1
Net cash (used in) provided by investing activities	(151.5)	(28.2)	(2,876.3)
Net cash provided by (used in) financing activities	650.5	(91.4)	1,930.3
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.4	3.1	(15.9)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$457.2	$(132.6)	$(960.8)
    At March 31, 2025, we had $1,559.2 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,102.0 at March 31, 2024. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from the issuance of our 2029 Notes and 2034 Notes (refer to Note 11 - Debt) and the issuance of common stock. This increase was partially offset by (i) Net cash used in investing activities which was primarily due to the purchase of fixed assets and (i) Net cash used in operating activities, which was primarily due to investments in software development and licenses, partially offset by sales of our products.

Commitments
    Refer to Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2026, we anticipate capital expenditures to be $145.
Off-Balance Sheet Arrangements
    As of March 31, 2025 and 2024, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the U.S. is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2025, 2024, and 2023, 39.5%, 38.7%, and 37.2%, respectively, of our net revenue was earned outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
    As of March 31, 2025, we had $9.4 of short-term investments. We also had $1,456.1 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2025.
    Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at our election of (a) 0.000% to 0.625% above a certain base rate (7.50% at March 31, 2025) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate, approximately 4.33%

at March 31, 2025, which are determined by the Company's credit rating. At March 31, 2025, there were no outstanding borrowings under our 2022 Credit Agreement.
Foreign Currency Exchange Rate Risk
    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. In particular, during the six months ended September 30, 2023, there was a significant devaluation of the Turkish Lira against the U.S. Dollar, which negatively affected our results. It is possible that further devaluations could occur, which would have a negative impact on our results. Accounts relating to foreign operations are translated into U.S. dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of Stockholders' equity on our Consolidated Balance Sheets. For the fiscal years ended March 31, 2025 and 2024, our foreign currency translation adjustment was a gain of $8.2 and a gain of $6.7, respectively. We recognized foreign currency exchange transaction losses of $22.6, $28.6, and $31.8 for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, in Interest and other, net in our Consolidated Statements of Operations.
Balance Sheet Hedging Activities
    We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2025, we had $97.0 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $299.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2024, we had $72.2 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $243.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2025, 2024 and 2023, we recorded a gain of $5.3, a gain of $5.3, and a loss of $15.1, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2025 and 2024, the fair values of these outstanding forward contracts were immaterial, and were included in Accrued expenses and other current liabilities when in a loss position, or in Prepaid expenses and other when in a gain position. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2025, 39.5% of our revenue was generated outside the U.S. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenue by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Definition and Limitations of Disclosure Controls and Procedures
    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2025, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.
    In accordance with SEC guidance, our management's assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Gearbox, which we acquired in June 2024 and which is included in our March 31, 2025 Consolidated Financial Statements. The acquired business constituted 3.7% of consolidated total assets as of March 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On June 11, 2024, we acquired Gearbox. We are currently in the process of incorporating the internal controls and procedures for Gearbox into our internal control over financial reporting for purposes of our assessment of and report on internal control over financial reporting for the fiscal year ending March 31, 2026.
Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2025, the following Section 16 officers and directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K):
On March 5, 2025, Ellen Siminoff, a member of our Board of Directors, adopted a new written trading plan. The plan's maximum duration is until June 30, 2026, and the first trade will not occur until June 4, 2025, at the earliest. The trading plan is intended to permit Ms. Siminoff to sell up to an aggregate of 4,954 shares of our common stock.
No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

Amendment to 2022 Credit Agreement
On May 19, 2025, the Company, as borrower, entered into that certain Amendment No. 3 (the “Amendment”) to the Company’s 2022 Credit Agreement (as further amended by the Amendment, the “Amended 2022 Credit Agreement”), by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association as joint lead arrangers and joint bookrunners, and a syndicate of other banks and financial institutions.
The Amendment increases the commitments to the revolving credit facility under the existing 2022 Credit Agreement (the “Revolving Credit Facility") to $1,000,000,000 (up from $750,000,000 under the existing 2022 Credit Agreement), with sublimits for (a) the issuance of letters of credit in an aggregate face amount of up to $100,000,000 and (b) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate face amount of up to $200,000,000. The Amended 2022 Credit Agreement will continue to provide uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250,000,000 and 35% of the Company’s Consolidated Adjusted EBITDA (as defined in the Amended 2022 Credit Agreement).
Under the Amendment, the maturity date was extended to May 19, 2030, but retains the extension option permitting the Company, subject to certain requirements, to arrange to extend the revolving credit facility for an additional one-year term which may be exercised no more than two times under the Amended 2022 Credit Agreement.
The Revolving Credit Facility continues to bear interest at the election of the company at a margin of (a) 0.000% to 0.625% above an alternate base rate (defined on the basis of prime rate) or (b) 1.000% to 1.625% above the SOFR Rate, which margins are determined by reference to the Company’s credit rating.
The Amended 2022 Credit Agreement includes a maximum leverage ratio covenant, as well as customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to certain exceptions and baskets. In addition, the Amended 2022 Credit Agreement provides for events of default customary for a credit facility of this size and type, including, among others, non-payment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, cross-defaults to material indebtedness, and material judgment defaults (subject to certain limitations and cure periods).
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.41 hereto and is incorporated by reference herein.
Receivables Purchase Agreement
On May 19, 2025, the Company and Zynga Inc., as sellers (the “Sellers”), entered into a Receivables Purchase Agreement (the “Receivable Purchase Agreement”) with Wells Fargo Bank, N.A., as administrative agent and purchaser thereunder (“Wells Fargo”).
The Receivables Purchase Agreement provides for an uncommitted receivables purchase facility in an initial aggregate amount of up to $215,000,000, whereby Wells Fargo may purchase from the Sellers, and the Sellers may sell to Wells Fargo, accounts receivables (“Receivables”) owed by certain debtors to the Sellers on the terms and conditions set forth therein (each purchase and sale, a “Sale of Accounts Receivable”).
Under the Receivables Purchase Agreement, each Sale of Accounts Receivable, is made at a purchase price based on a margin of 0.95% or 0.90% (which margins have been determined in advance for each class of Receivable) above the SOFR Rate.
The purchase price may be adjusted after each Sale of Accounts Receivable, to reflect true up statements or reductions to the net face amount of such Receivables.
The Sale of Accounts Receivable under the Receivable Purchase Agreement shall be made on a “true sale” basis and the Sellers are not responsible for the non-payment of sold Receivables due to the insolvency of the applicable account debtor.
The Receivables Purchase Agreement includes, among other terms and conditions, customary representations and warranties, affirmative and negative covenants, and repurchase events that may be triggered by the breach of certain covenants by the Sellers or misrepresentations made with respect to the Receivables at the time of sale. In addition, on May 19, 2025, the Company executed a performance undertaking whereby it agreed, for the benefit of Wells Fargo, to cause the due and punctual payment and performance by its subsidiary Zynga Inc., of all its obligations as a Seller under the Receivables Purchase Agreement.

The foregoing description of the Receivables Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Receivables Purchase Agreement, a copy of which is attached as Exhibit 10.42 hereto and is incorporated by reference herein.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2025. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2025). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 60 of this Report.
(ii)Financial Statement Schedule. See Note 19 - Supplementary Financial Information to our Consolidated Financial Statements.
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.1.5	Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 2022	8-K	5/26/2022	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Take-Two Interactive Software, Inc.'s Fourth Amended and Restated By-Laws, as adopted and effective on January 4, 2023	8-K	1/6/2023	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	5/22/2024	4.1
4.2	Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.1
4.3	First Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.2
4.4	Second Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.3
4.5	Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.4
4.6	Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.5
4.7	Fifth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.1
4.8	Sixth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.2
4.9	Seventh Supplemental Indenture, dated as of June 12, 2024, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	6/12/2024	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.10	Eighth Supplemental Indenture, dated as of June 12, 2024, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	6/12/2024	4.2
4.11	Form of Global Note representing 3.300% Senior Notes due 2024 (included as part of Exhibit 4.3)	8-K	4/14/2022	4.6
4.12	Form of Global Note representing 3.550% Senior Notes due 2025 (included as part of Exhibit 4.4)	8-K	4/14/2022	4.7
4.13	Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.5)	8-K	4/14/2022	4.8
4.14	Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.6)	8-K	4/14/2022	4.9
4.15	Form of Global Note representing 5.000% Senior Notes due 2026 (included as part of Exhibit 4.7)	8-K	4/14/2023	4.3
4.16	Form of Global Note representing 4.950% Senior Notes due 2028 (included as part of Exhibit 4.8)	8-K	4/14/2023	4.4
4.17	Form of Global Note representing 5.400% Senior Notes due 2029 (included as part of Exhibit 4.9)	8-K	6/12/2024	4.3
4.18	Form of Global Note representing 5.600% Senior Notes due 2034 (included as part of Exhibit 4.10)	8-K	6/12/2024	4.4
4.19	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.1
4.20	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.2
4.21	Form of Indenture to be entered into between the Company and The Bank of New York Mellon	S-3 ASR	2/7/2025	4.1(B)
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, effective as of July 21, 2016+	14A	7/28/2016	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement +	10-Q	10/30/2013	10.3
10.9	Form of Employee Global Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Global Restricted Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	10-Q	10/30/2013	10.5
10.11	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	14A	7/27/2023	Annex B
10.12	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2
10.13	Amendment to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	6/3/2022	99.2
10.14	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.15	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.16	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.4
10.17	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.5
10.18	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.19	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.20	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.21	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.22	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.23	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.24	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.25	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.26	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.27	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.28	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.29	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2020	10.2
10.30	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2021	10.2
10.31	Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2022	10.2
10.32	Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation	8-K	5/5/2022	10.1
10.33	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.3
10.34	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.5
10.36	Restricted Unit Agreement dated as of June 1, 2023, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/1/2023	10.2
10.37	Restricted Unit Agreement dated as of June 3, 2024, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/3/2024	10.2
10.38	Credit Agreement, dated as of May 23, 2022, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BOFA Securities, Inc. and BNP Paribas	8-K	5/26/2022	10.1
10.39	Amendment No. 1 to Credit Agreement, dated as of May 14, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A.	10-K	5/22/2024	10.38
10.40	Amendment No. 2 to Credit Agreement, dated as of June 6, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A.	10-Q	8/9/2024	10.3
10.41	Amendment No. 3 to Credit Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, N.A.				X
10.42	Receivables Purchase Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc., Zynga Inc., and Wells Fargo Bank, N.A.**				X
10.43	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.44	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.45	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.46	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.47	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.48	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.49	Amendment to the Xbox 360 Publisher License Agreement, signed on December 5, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.50	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.51	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.52	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4
10.53	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.53	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.54	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	11/4/2021	10.1
19.1	Take-Two Interactive Software, Inc. Securities Trading Policy	10-K	5/22/2024	19.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Take-Two Interactive Software, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	5/22/2024	97.1
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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
    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025, 2024, and 2023, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2025, 2024, and 2023, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2025
(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2025 expressed an unqualified opinion thereon.

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
As of March 31, 2025, the Company's intangible assets that are subject to amortization included developed game technology and branding and trade names of $1,842.4 million and $255.5 million, respectively. As disclosed in Note 1 to the consolidated financial statements, intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. The carrying amount of the asset is compared to the estimated undiscounted future cash flows that are expected to result from the use of the asset. As disclosed in Note 9 to the consolidated financial statements, during the fiscal year ended March 31, 2025, the Company recorded impairment charges of $137.0 million related to certain of its developed game technology intangible assets and $39.3 million related to certain of its branding and trade names intangible assets.
Auditing the Company’s impairment tests was complex due to the significant management judgment and estimation uncertainty in determining the fair value of certain intangible assets that were tested for impairment. The significant assumptions used to estimate the value of the intangible assets included forecasted revenue, EBITDA margins, and royalty rate. These significant assumptions were forward-looking and could be affected by future company-specific, economic and market conditions.

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
To test the estimated fair value of the developed game technology and branding and trade names intangible assets that were impaired, our audit procedures included, among others, evaluating the valuation methodology used, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we evaluated the Company’s forecasted revenue and EBITDA margins by considering historical results and current industry and economic trends. In addition, we involved our internal valuation specialists to assist in testing the methodology and certain significant assumptions used to value the branding and trade names intangible assets that were tested for impairment. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in assumptions.

Impairment of goodwill for a certain reporting unit
Description of the Matter
As of March 31, 2025, the Company’s goodwill balance was $1,057.3 million. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value. As disclosed in Note 9 to the consolidated financial statements, during the fiscal year ended March 31, 2025, the Company recorded impairment charges of $3,545.2 million, representing a partial impairment related to a certain reporting unit.
Auditing the Company’s impairment test was complex due to the significant management judgment and estimation uncertainty involved in determining the fair value of the reporting unit that was quantitatively tested for impairment. The significant assumptions used to estimate the value of the reporting unit included forecasted revenue, EBITDA margins, and discount rate. These significant assumptions are forward-looking and could be affected by future company-specific, economic and market conditions.

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
May 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Take-Two Interactive Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gearbox, which is included in the 2025 consolidated financial statements of the Company and constituted 3.7% of total assets as of March 31, 2025 and 0.4% of net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gearbox.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
May 20, 2025

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,456.1	$754.0
Short-term investments	9.4	22.0
Restricted cash and cash equivalents	14.9	252.1
Accounts receivable, net of allowances of $1.6 and $1.2 at March 31, 2025 and 2024, respectively	771.1	679.7
Software development costs and licenses	80.8	88.3
Contract assets	80.8	85.0
Prepaid expenses and other	402.8	378.6
Total current assets	2,815.9	2,259.7
Fixed assets, net	443.8	411.1
Right-of-use assets	326.1	325.7
Software development costs and licenses, net of current portion	1,892.6	1,446.5
Goodwill	1,057.3	4,426.4
Other intangibles, net	2,336.0	3,060.6
Long-term restricted cash and cash equivalents	88.2	95.9
Other assets	220.8	191.0
Total assets	$9,180.7	$12,216.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194.7	$195.9
Accrued expenses and other current liabilities	1,127.6	1,062.6
Deferred revenue	1,083.5	1,059.5
Lease liabilities	61.5	63.8
Short-term debt, net	1,148.5	24.6
Total current liabilities	3,615.8	2,406.4
Long-term debt, net	2,512.6	3,058.3
Non-current deferred revenue	25.4	42.9
Non-current lease liabilities	383.3	387.3
Non-current software development royalties	93.6	102.1
Deferred tax liabilities, net	259.6	340.9
Other long-term liabilities	152.7	211.1
Total liabilities	$7,043.0	$6,549.0
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized: no shares issued and outstanding at March 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 200.8 and 194.5 shares issued and 177.1 and 170.8 outstanding at March 31, 2025 and 2024, respectively	2.0	1.9
Additional paid-in capital	10,312.0	9,371.6
Treasury stock, at cost; 23.7 and 23.7 common shares at March 31, 2025 and 2024, respectively	(1,020.6)	(1,020.6)
(Accumulated Deficit) / Retained earnings	(7,058.8)	(2,579.9)
Accumulated other comprehensive loss	(96.9)	(105.1)
Total stockholders' equity	$2,137.7	$5,667.9
Total liabilities and stockholders' equity	$9,180.7	$12,216.9
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue:
Game	$5,167.5	$4,693.5	$4,735.6
Advertising	466.1	656.1	614.3
Total net revenue	5,633.6	5,349.6	5,349.9
Cost of revenue	2,571.4	3,107.8	3,064.6
Gross profit	3,062.2	2,241.8	2,285.3
Selling and marketing	1,683.7	1,550.2	1,586.5
Research and development	1,005.2	948.2	887.6
General and administrative	883.3	716.1	839.5
Depreciation and amortization	229.4	171.2	122.3
Goodwill impairment	3,545.2	2,342.1	—
Business reorganization	106.5	104.6	14.6
Total operating expenses	7,453.3	5,832.4	3,450.5
Loss from operations	(4,391.1)	(3,590.6)	(1,165.2)
Interest and other, net	(93.3)	(103.6)	(141.9)
Loss on fair value adjustments, net	(6.9)	(8.6)	(31.0)
Loss before income taxes	(4,491.3)	(3,702.8)	(1,338.1)
(Benefit from) provision for income taxes	(12.4)	41.4	(213.4)
Net loss	$(4,478.9)	$(3,744.2)	$(1,124.7)
Loss per share:
Basic and diluted loss per share	$(25.58)	$(22.01)	$(7.03)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	March 31,
	2025	2024	2023
Net loss	$(4,478.9)	$(3,744.2)	$(1,124.7)
Other comprehensive income (loss)
Foreign currency translation adjustment	8.2	6.7	(58.9)
Change in fair value of available-for-sale securities	—	1.5	2.9
Other comprehensive income (loss)	8.2	8.2	(56.0)
Comprehensive loss	$(4,470.7)	$(3,736.0)	$(1,180.7)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating activities:
Net loss	$(4,478.9)	$(3,744.2)	$(1,124.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	333.8	292.7	268.3
Stock-based compensation	324.0	335.6	317.8
Noncash lease expense	59.5	61.1	81.7
Amortization and impairment of intangibles	922.6	1,418.9	1,506.7
Depreciation	153.9	135.5	90.3
Goodwill impairment	3,545.2	2,342.1	—
Interest expense	167.3	140.6	122.7
Deferred income taxes	139.5	(150.4)	(410.8)
Fair value adjustments	6.9	8.6	31.5
Other, net	24.8	30.5	(26.6)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(105.0)	83.7	106.8
Software development costs and licenses	(691.6)	(603.4)	(492.8)
Prepaid expenses, other current and other non-current assets	11.9	(154.7)	77.2
Deferred revenue	6.8	(11.8)	(141.9)
Accounts payable, accrued expenses and other liabilities	(465.9)	(200.9)	(405.1)
Net cash (used in) provided by operating activities	(45.2)	(16.1)	1.1
Investing activities:
Change in bank time deposits	12.6	19.8	100.0
Sale and maturities of available-for-sale securities	—	146.9	542.0
Divestitures	32.7	—	—
Purchases of fixed assets	(169.4)	(141.7)	(204.2)
Proceeds from sale of long-term investments	—	—	20.6
Purchase of long-term investments	(21.1)	(18.5)	(15.7)
Business acquisitions	6.5	(18.1)	(3,310.9)
Other	(12.8)	(16.6)	(8.1)
Net cash (used in) provided by investing activities	(151.5)	(28.2)	(2,876.3)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	—	(94.1)	(108.1)
Issuance of common stock	77.3	39.4	65.4
Cost of debt	(5.4)	(10.3)	(22.4)
Repayment of debt	—	(1,339.6)	(200.0)
Settlement of capped calls	—	—	140.1
Payment for settlement of convertible notes	(8.3)	—	(1,166.8)
Proceeds from issuance of debt	598.9	1,348.9	3,248.9
Payment of contingent earn-out consideration	(12.0)	(35.7)	(26.8)
Net cash provided by (used in) financing activities	650.5	(91.4)	1,930.3
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	3.4	3.1	(15.9)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	457.2	(132.6)	(960.8)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,102.0	1,234.6	2,195.4
Cash, cash equivalents, and restricted cash equivalents, end of year (1)	$1,559.2	$1,102.0	$1,234.6
Supplemental data:
Interest paid	$147.1	$137.0	$79.0
Income taxes paid	$144.3	$150.2	$176.8
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2022	139.0	1.4	$2,597.2	(23.7)	$(1,020.6)	$2,289.0	$(57.3)	$3,809.7
Net loss	—	—	—	—	—	(1,124.7)	—	(1,124.7)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(58.9)	(58.9)
Stock-based compensation	—	—	389.3	—	—	—	—	389.3
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	2.9	2.9
Issuance of restricted stock, net of forfeitures and cancellations	2.7	—	—	—	—	—	—	—
Exercise of stock options	1.0	—	43.1	—	—	—	—	43.1
Net share settlement of restricted stock awards	(0.9)	—	(108.1)	—	—	—	—	(108.1)
Employee share purchase plan settlement	0.2	—	22.3	—	—	—	—	22.3
Issuance of shares related to Zynga acquisition	46.3	0.5	5,377.2	—	—	—	—	5,377.7
Issuance of shares related to Popcore acquisition	0.6	—	57.8	—	—	—	—	57.8
Stock-based compensation assumed in Zynga acquisition	—	—	151.7	—	—	—	—	151.7
Issuance of shares related to Zynga convertible notes	3.7	—	479.7	—	—	—	—	479.7
Balance, March 31, 2023	192.6	1.9	9,010.2	(23.7)	(1,020.6)	1,164.3	(113.3)	9,042.5
Net loss	—	—	—	—	—	(3,744.2)	—	(3,744.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6.7	6.7
Stock-based compensation	—	—	416.1	—	—	—	—	416.1
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.5	1.5
Issuance of restricted stock, net of forfeitures and cancellations	2.1	—	—	—	—	—	—	—
Exercise of stock options	—	—	1.5	—	—	—	—	1.5
Net share settlement of restricted stock awards	(0.6)	—	(94.1)	—	—	—	—	(94.1)
Employee share purchase plan settlement	0.4	—	37.9	—	—	—	—	37.9
Balance, March 31, 2024	194.5	1.9	9,371.6	(23.7)	(1,020.6)	(2,579.9)	(105.1)	5,667.9
Net loss	—	—	—	—	—	(4,478.9)	—	(4,478.9)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	8.2	8.2
Stock-based compensation	—	—	398.5	—	—	—	—	398.5
Issuance of restricted stock, net of forfeitures and cancellations	2.4	—	—	—	—	—	—	—
Exercise of stock options	0.6	—	31.4	—	—	—	—	31.4
Employee share purchase plan settlement	0.4	—	45.9	—	—	—	—	45.9
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	448.6	—	—	—	—	448.6
Other changes, net	—	0.1	—	—	—	—	—	0.1
Balance, March 31, 2025	200.8	2.0	$10,312.0	(23.7)	$(1,020.6)	$(7,058.8)	$(96.9)	$2,137.7
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. In October 2024, we sold our Private Division label, including our rights to substantially all of the label's titles. Our products are designed for console gaming systems, mobile, including smartphones and tablets, and PC. We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
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
Use of Estimates
    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expense, as well as the disclosure of contingent assets and liabilities at the dates of the financial statements during the reporting periods. Our most significant estimates relate to revenue recognition (see Note 2 - Revenue from Contracts with Customers); the recoverability and amortization of software development costs, licenses, and intangible assets; assets acquired and liabilities assumed in business combinations; the realization of deferred income taxes; the valuation of stock-based compensation; and assumptions used in our goodwill and intangible impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates, which may affect economic conditions in a number of different ways and result in uncertainty and risk. We consider transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
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
    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 81.0%, 79.8% and 79.6% of net revenue during the fiscal years ended March 31, 2025, 2024 and 2023, respectively. One customer accounted for 24.4%, 21.1% and 16.2% of net revenue during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. A second customer accounted for 22.8%, 23.2%, and 23.5% of net revenue during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. A third customer accounted for 17.4%, 18.6%, and 20.8% of net revenue during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. A fourth customer accounted for 10.1%, 12.3%, and 13.6% of net revenue during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. As of March 31, 2025 and 2024, five customers accounted for 72.1% and 69.9% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 61.0% and 57.7% of such balances at March 31, 2025 and 2024, respectively. We had three customers who accounted for 24.0%, 21.3%, and 15.7% of our gross accounts receivable as of March 31, 2025 and three customers who accounted for 21.8%, 18.1%, and 16.9% of our gross accounts receivable as of March 31, 2024. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2025 and 2024. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
    We capitalize internal software development costs (including specifically identifiable payroll expense, employee stock-based compensation, and incentive compensation costs related to the completion and release of titles, as well as third-party production and other content costs), subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Significant management judgments are made in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. If we subsequently determine that a product that was technologically feasible ceases to meet the requirements for that determination, costs capitalized to date are expensed to Research and development in the period where the product is deemed no longer technologically feasible.
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
Goodwill
    Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of intellectual property, developed game technology, analytics technology, trade names, and in-process research and development. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill.
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
    During the fiscal years ended March 31, 2025 and 2024, we recognized goodwill impairment charges of $3,545.2 and $2,342.1, respectively, representing a partial impairment related to one of our reporting units. The impairments were primarily due to a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. There were no goodwill impairments recorded during the fiscal year ended March 31, 2023. As of March 31, 2025, the goodwill balance of that reporting unit is $566.6. Unanticipated changes in business performance or the regulatory environment, market declines, and other events impacting the fair value of the reporting units with assigned goodwill, or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. Refer to Note 9 - Goodwill and Intangible Assets, Net.
Long-lived Assets
    We review all long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using an appropriate discount rate. Refer to Note 9 - Goodwill and Intangible Assets, Net for impairments that occurred in the fiscal years ended March 31, 2025 and 2024. As of March 31, 2025, no indicators of impairment existed.
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
    Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized. We do not record income tax expense related to foreign withholding taxes or U.S. income taxes that may become payable upon the repatriation of undistributed earnings of foreign subsidiaries, to the extent such earnings are expected to be reinvested indefinitely outside of the U.S.
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
Certain software products are sold to customers with a “street date” (the earliest date these products may be sold by these retailers). For the transaction price related to the license for these products that also provide a functional offline gaming experience, we recognize revenue on the later of the street date or the sale date as this is generally when we have transferred control of this performance obligation. For the sale of physical software products, recognition of revenue allocated to game related services does not begin until the product is sold-through by our customer to the end user. We currently estimate sell-through to the end user for all our titles to be approximately two months after we have sold-in the software products to retailers or the street date, whichever is later. Determining the estimated sell-through period requires management judgment and estimates.
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
Marketing
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2025, 2024, and 2023 amounted to $1,253.9, $1,132.4, and $1,212.5, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.
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
Beginning in April 2024, employee participants fulfilled their related tax withholding obligation by selling vested shares at the time of vesting in non-discretionary transactions pursuant to our mandatory sell-to-cover policy. The proceeds from the employee participants' sales of vested shares are remitted to us to cover the tax withholding payments to tax authorities.
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

Recently Adopted Accounting Pronouncements
Segment Reporting Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (April 1, 2024 for the Company). The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements. We adopted the new guidance for the fiscal year ended March 31, 2025 and included the required disclosures with respect to our one operating segment. Refer to Note 22 - Segment Reporting and Geographic Information.
Recently Issued Accounting Pronouncements
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
Net revenue by timing of recognition was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue recognized:
Over time	$4,504.8	$4,312.2	$4,208.0
Point in time	1,128.8	1,037.4	1,141.9
Total net revenue	$5,633.6	$5,349.6	$5,349.9
Content
    Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.

Net revenue by content was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue recognized:
Recurrent consumer spending	$4,474.6	$4,213.5	$4,180.4
Full game and other	1,159.0	1,136.1	1,169.5
Total net revenue	$5,633.6	$5,349.6	$5,349.9
Platform
Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue recognized:
Mobile	$2,942.0	$2,748.0	$2,538.6
Console	2,099.1	2,167.3	2,303.8
PC and other	592.5	434.3	507.5
Total net revenue	$5,633.6	$5,349.6	$5,349.9
Distribution Channel
    Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue recognized:
Digital online	$5,431.8	$5,112.2	$5,085.7
Physical retail and other	201.8	237.4	264.2
Total net revenue	$5,633.6	$5,349.6	$5,349.9
Deferred Revenue
    We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of March 31, 2025 and March 31, 2024 were $1,108.9 and $1,102.4, respectively. For the fiscal year ended March 31, 2025, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
    During the fiscal year ended March 31, 2025, $1,044.4 of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period. As of March 31, 2025, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,329.4, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,240.1 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
    As of March 31, 2025 and March 31, 2024, our contract asset balances were $80.8 and $85.0, respectively.
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
In May 2022, we entered into a new management agreement (the "2022 Management Agreement") with ZelnickMedia that replaced the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective May 23, 2022, when our acquisition of Zynga closed. On May 21, 2022, ZelnickMedia assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have and expect to grant time-based and performance-based restricted units to ZMC.
    In consideration for ZMC's services, we recorded consulting expense (a component of General and administrative expenses) of $10.2, $6.5, and $3.5 for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
    Pursuant to the 2022 Management Agreement and 2017 Management Agreement, we also issued stock-based awards to ZMC. During the fiscal years ended March 31, 2025, 2024, and 2023, we recorded $56.2, $52.8, and $47.1, respectively, of stock-based compensation expense for non-employee awards, which is included in General and administrative expenses. See Note 16 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2025
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$842.6	$—	$—	$842.6
Bank-time deposits	296.4	—	—	296.4
Short-term investments:
Bank-time deposits	9.4	—	—	9.4
Restricted cash and cash equivalents:
Money market funds	12.0	—	—	12.0
Bank-time deposits	1.9	—	—	1.9
Restricted cash and cash equivalents, long term:
Money market funds	88.2	—	—	88.2
Other assets:
Equity securities	7.3	—	—	7.3
Private equity	—	—	24.3	24.3
Total financial assets	$1,257.8	$—	$24.3	$1,282.1

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Long-term debt, net:
Convertible notes	—	28.5	—	28.5
Total financial liabilities	$—	$28.6	$—	$28.6

	March 31, 2024
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets
Cash and cash equivalents:
Money market funds	$177.5	$—	$—	$177.5
Bank-time deposits	64.8	—	—	64.8
Short-term investments:
Bank-time deposits	22.0	—	—	22.0
Restricted cash and cash equivalents:
Money market funds	238.3	—	—	238.3
Bank-time deposits	0.5	—	—	0.5
Restricted cash and cash equivalents, long term:
Money market funds	95.9	—	—	95.9
Other assets:
Private equity	—	—	26.8	26.8
Total financial assets	$599.0	$—	$26.8	$625.8

Liabilities
Accrued expenses and other current liabilities:
Contingent earn-out consideration	$—	$—	$12.4	$12.4
Other long-term liabilities:
Contingent earn-out consideration	—	—	0.7	0.7
Short-term debt, net
Convertible notes	—	24.6	—	24.6
Long-term debt, net:
Convertible notes	—	25.9	—	25.9
Total financial liabilities	$—	$50.5	$13.1	$63.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2025.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2025 and March 31, 2024, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Consolidated Balance Sheet.
See Note 9 - Goodwill and Intangible Assets, Net for goodwill and intangible related fair value measurements.

5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2025:

	March 31, 2025
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$9.4	$—	$—	$9.4
Total Short-term investments	$9.4	$—	$—	$9.4

	March 31, 2024
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$22.0	$—	$—	$22.0
Total Short-term investments	$22.0	$—	$—	$22.0
    The following table summarizes the contracted maturities of our short-term investments at March 31, 2025:

	March 31, 2025
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$9.4	$9.4
Total Short-term investments	$9.4	$9.4
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2025	2024
Forward contracts to sell foreign currencies	$299.8	$243.0
Forward contracts to purchase foreign currencies	97.0	72.2
    For the fiscal years ended March 31, 2025, 2024, and 2023, we recorded a gain of $5.3, a gain of $5.3, and a loss of $15.1, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2025		2024
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$62.9	$1,845.6	$53.4	$1,237.0
Software development costs, externally developed	0.5	39.7	6.1	198.5
Licenses	17.4	7.3	28.8	11.0
Software development costs and licenses	$80.8	$1,892.6	$88.3	$1,446.5
    Software development costs and licenses, net of current portion as of March 31, 2025 and 2024 included $1,815.0 and $1,433.8, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Amortization of software development costs and licenses	$265.7	$207.2	$179.7
Impairment of software development costs and licenses	77.5	109.9	79.1
Portion representing stock-based compensation	(9.4)	(24.4)	9.5
Amortization and impairment, net of stock-based compensation	$333.8	$292.7	$268.3
    During the fiscal year ended March 31, 2025, $42.4 of the impairment charges related to a decision not to proceed with further development of certain interactive entertainment software products. The remaining $35.1 of the impairment charges relate to our cost reduction program (refer to Note 21 - Business Reorganization).
During the fiscal year ended March 31, 2024, $88.2 of the impairment charges relate to our cost reduction program, the remaining $21.7 related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title that exceed the anticipated net realizable value of the asset at the time they were impaired.
During the fiscal year ended March 31, 2023, the impairment charges related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title, which were anticipated to exceed the net realizable value of the asset at the time they were impaired.
As a result of government grants earned on qualified production spend to date, our software development costs and licenses were reduced by $170.5 and $108.3 as of March 31, 2025 and 2024, respectively. We had $128.1 and $198.5 current receivable within Prepaid expenses and other, and $150.6 and $109.3 non-current receivable within Other assets on our Consolidated Balance Sheets relating to such government grants as of March 31, 2025 and 2024, respectively. Within our Consolidated Statements of Operations, for fiscal years ended March 31, 2025, 2024, and 2023, Cost of revenue, was reduced by $167.4, $45.3, and $41.2, respectively, and Research and development expense was reduced by $43.2, $5.9, and $4.5, respectively.

8.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2025	2024
Computer equipment	$365.0	$298.2
Leasehold improvements	313.2	270.6
Computer software	147.5	89.0
Buildings	65.1	63.7
Furniture and fixtures	43.4	35.5
Office equipment	20.7	20.6
Total	$954.9	$777.6
Less: accumulated depreciation	(511.1)	(366.5)
Fixed assets, net	$443.8	$411.1
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2025, 2024, and 2023 was $153.9, $135.5, and $88.8, respectively.
9.   GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2023	$6,767.1
Impairment	(2,342.1)
Additions from immaterial acquisitions	9.7
Currency translation adjustment	(8.3)
Balance at March 31, 2024	$4,426.4
Gearbox Acquisition	192.9
Impairment	(3,545.2)
Divestitures	(15.8)
Additions from immaterial acquisitions	3.1
Currency translation adjustment	(4.1)
Balance at March 31, 2025	$1,057.3
As of March 31, 2025, the gross amount of goodwill was $6,944.6 and our accumulated impairments were $5,887.3 for a net carrying amount of $1,057.3. As of March 31, 2024, the gross amount of goodwill was $6,768.5 and our accumulated impairments were $2,342.1 for a net carrying amount of $4,426.4.
During the fiscal year ended March 31, 2025, and 2024, we recognized goodwill impairment charges of $3,545.2 and $2,342.1, respectively, representing partial impairments related to one of our reporting units. We identified various qualitative factors that, collectively, indicated that the fair value of one of our reporting units was more likely than not less than its carrying amount, including a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. As a result of this qualitative analysis, we performed a valuation of the reporting unit using discounted cash flow and guideline public company methodologies. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term growth rate, and discount rate. There were no goodwill impairment charges for the fiscal year ended March 31, 2023.
Indefinite-lived intangibles
Other intangibles, net, as of March 31, 2025, included in-process research and development ("IPR&D") assets of $36.0 acquired as part of the Gearbox acquisition (refer to Note 20 - Acquisitions), which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released or development is abandoned, which would result in an impairment.

Definite-lived intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,624.0	$(1,781.6)	$1,842.4	$3,788.8	$(1,301.4)	$2,487.4	6 years
Branding and Trade Names	354.0	(98.5)	255.5	395.1	(68.5)	326.6	12 years
Game Engine Technology	331.2	(223.0)	108.2	322.5	(147.3)	175.2	4 years
User Base	319.2	(319.2)	—	319.2	(319.2)	—	0 years
Developer Relationships	57.0	(40.7)	16.3	57.0	(26.5)	30.5	5 years
Advertising Technology	—	—	—	43.0	(26.6)	16.4	0 years
Customer Relationships	—	—	—	31.0	(11.5)	19.5	0 years
Intellectual Property	94.8	(17.4)	77.4	27.5	(23.1)	4.4	14 years
In Place Lease	2.0	(1.8)	0.2	2.0	(1.4)	0.6	4 years
Analytics Technology	29.9	(29.9)	—	30.1	(30.1)	—	0 years
Total intangible assets	$4,812.1	$(2,512.1)	$2,300.0	$5,016.2	$(1,955.6)	$3,060.6
    Amortization of intangible assets, including impairments, is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of revenue	$814.3	$1,303.5	$1,171.5
Selling and marketing	4.1	51.0	277.1
Research and development	28.7	28.7	24.6
Depreciation and amortization	75.5	35.7	33.5
Total amortization of intangible assets	$922.6	$1,418.9	$1,506.7
During the fiscal year ended March 31, 2025, we recorded impairment charges of $137.0 for acquisition-related Developed Game Technology intangible assets within Cost of revenue and $39.3 for acquisition-related Branding and Trade Names intangible assets within Depreciation and amortization as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies in response to those conditions. During the fiscal year ended March 31, 2024, we recorded impairment charges of $577.4 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to industry conditions and changes in our strategies in response to those conditions. During the fiscal year ended March 31, 2023, we recorded impairment charges of $465.3 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of (i) a reduction in the forecasted performance of certain games due to macroeconomic conditions and changes in our strategies for those games and (ii) our decision not to proceed with further development of a certain interactive entertainment software product. The fair value of Developed Game Technology assets was measured using the multi-period excess earnings method, consistent with the approach used at acquisition. Key assumptions and estimates used in deriving the fair value are forecasted revenue, EBITDA margins, long-term decay rates, and discount rates. The fair value of Branding and Trade Names assets was measured using the relief-from-royalty method, consistent with the approach used at acquisition. Key assumptions and estimates used in deriving the fair value are forecasted revenue, royalty rates, and discount rates.
    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ended March 31,	Amortization
2026	$683.0
2027	593.2
2028	553.2
2029	207.1
2030	108.9

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of:

	March 31,
	2025	2024
Software development royalties	$419.8	$413.1
Compensation and benefits	268.3	227.3
Licenses	91.4	64.4
Marketing and promotions	77.0	94.5
Tax payable	41.5	32.4
Interest payable	39.2	29.4
Deferred acquisition payments	35.9	17.6
Refund liability	32.8	34.5
Sales tax liability	24.3	19.3
Professional fees	16.4	16.7
Settlement accrual	9.5	—
Other	71.5	113.4
Accrued expenses and other current liabilities	$1,127.6	$1,062.6

11. DEBT
The components of Long-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	600.0	590.8
2028 Notes	4.95%	March 28, 2028	800.0	808.5
2029 Notes	5.40%	June 12, 2029	300.0	308.3
2032 Notes	4.00%	April 14, 2032	500.0	468.6
2034 Notes	5.60%	June 12, 2034	300.0	308.9
2026 Convertible Notes	0.00%	December 15, 2026	28.5	28.5
Total			$2,528.5	$2,513.6
Unamortized discount and issuance costs			(15.9)
Long-term debt, net			$2,512.6

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$588.9
2026 Notes	5.00%	March 28, 2026	550.0	547.6
2027 Notes	3.70%	April 14, 2027	600.0	576.5
2028 Notes	4.95%	March 28, 2028	800.0	797.8
2032 Notes	4.00%	April 14, 2032	500.0	462.9
2026 Convertible Notes	0.00%	December 15, 2026	25.9	25.9
Total			$3,075.9	$2,999.6
Unamortized discount and issuance costs			(17.6)
Long-term debt, net			$3,058.3

The components of Short-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$599.9
2026 Notes	5.00%	March 28, 2026	550.0	552.7
Total			$1,150.0	$1,152.6
Unamortized discount and issuance costs			(1.5)
Short-term debt, net			$1,148.5

	Annual Interest Rate	Maturity Date	March 31, 2024	Fair Value (Level 2)
2024 Convertible Notes	0.25%	June 1, 2024	$24.6	$24.6
Total			$24.6	$24.6
Unamortized discount and issuance costs			—
Short-term debt, net			$24.6
The interest expense as it relates to our debt is recorded within Interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2025, and 2024, respectively, and was as follows:

	Fiscal Year Ended March 31,
	2025	2024
2024 Notes	$—	$15.1
2025 Notes	21.3	21.3
2026 Notes	27.5	24.7
2027 Notes	22.2	22.2
2028 Notes	39.6	27.2
2029 Notes	12.9	—
2032 Notes	20.0	20.0
2034 Notes	13.4	—
Term Loan	—	1.5
Total	$156.9	$132.0
The following table outlines the aggregate amount of maturities of our borrowings, as of March 31, 2025:

Fiscal Year Ended March 31,	Maturities
2026	1,150.0
2027	29.4
2028	1,400.0
2029	—
2030	300.0
Thereafter	800.0
Total	3,679.4
Fair Value Adjustments	(0.9)
Total Face Value	$3,678.5
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the fiscal year ended March 31, 2025, we made interest payments of $147.1. The proceeds from the issuances of the Senior Notes in April 2022 were used to finance a portion of our acquisition of Zynga, and the proceeds from the subsequent issuance of Senior Notes were used, or are expected to be used, to repay certain of our debt or for general corporate purposes.
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
During the fiscal year ended March 31, 2025 and 2024, we recognized $6.1 and $6.2, respectively, of amortization of debt issuance costs and $0.6 and $0.4, respectively, of amortization of the original issuance discount.
Retirement of Senior Notes
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0, with proceeds from the New Notes.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at March 31, 2025) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate, approximately 4.33% at March 31, 2025, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $3.5 of debt issuance costs that were capitalized within Other assets on our Consolidated Balance Sheet and will be amortized on a straight-line basis over the five-year term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2025, and 2024, we amortized $0.7 and $0.7, respectively, of these debt issuance costs.
As of March 31, 2025, there were no borrowings under the 2022 Credit Agreement, and we had approximately $747.8 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	March 31, 2025	March 31, 2024
Available borrowings	$747.8	$497.7
Outstanding letters of credit	2.2	2.3
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
Convertible Notes
In conjunction with the acquisition of Zynga on May 23, 2022 we entered into (a) the First Supplemental Indenture (the “2024 Supplemental Indenture”) to the Indenture, dated as of June 14, 2019 (the “2024 Indenture”), between Zynga and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association) (the “Convertible Notes Trustee”), relating to Zynga’s 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and (b) the First Supplemental Indenture (the “2026 Supplemental Indenture” and, together with the 2024 Supplemental Indenture, the “Supplemental Indentures”) to the Indenture, dated as of December 17, 2020 (the “2026 Indenture” and, together with the 2024 Indenture, the “Indentures”), between Zynga and the Convertible Notes Trustee, relating to Zynga’s 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). As of the closing date of the acquisition, approximately $690.0 aggregate principal amount of the 2024 Convertible Notes was outstanding and approximately $874.5 aggregate principal amount of the 2026 Convertible Notes was outstanding.

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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, and after giving effect to the maturity of the 2024 Convertible Notes described below, no 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2025.
The 2026 Convertible Notes constitute senior unsecured indebtedness of Zynga, ranking pari passu with all of our other existing and future senior unsecured unsubordinated obligations of Zynga. As a result, the 2026 Convertible Notes are structurally senior to the indebtedness of the Company as to Zynga, its subsidiaries, and their respective assets. As noted above, the Company also guaranteed the payment and other obligations of Zynga under the Convertible Notes. The Company's guarantees of the 2026 Convertible Notes are the Company's senior unsecured obligations and rank equally with all of the Company's other existing and future senior unsecured unsubordinated obligations.
Under the terms of the applicable Indentures, prior to the close of business on the business day immediately preceding September 15, 2026 with respect to the 2026 Convertible Notes, the Convertible Notes will be convertible only under the following circumstances:
•    during any calendar quarter, if the value of a unit of Reference Property (based on the last reported sales price of our common stock), for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the applicable series of the 2026 Convertible Notes, respectively, on each applicable trading day;
•    during the five business-day period after any five consecutive trading-day period in which the trading price per one thousand dollar principal amount of each applicable series of the 2026 Convertible Notes for such trading day was less than 98% of the product of the value of a unit of Reference Property (based on the last reported sale price of our common stock) and the conversion rate of the applicable series of the 2026 Convertible Notes, on each such trading day;
•    if we call the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the respective redemption date; or
•    upon the occurrence of specified corporate events described in the respective Indentures.
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of March 31, 2025, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
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
The 2024 Convertible Notes matured on June 1, 2024. During the fiscal year ended March 31, 2025, we paid $8.3 for converted 2024 Convertible Notes, including interest, and we issued 0.1 shares of our common stock upon conversion of the 2024 Convertible Notes.
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at March 31, 2025. We recorded $28.5 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Consolidated Balance Sheet. During the fiscal year ended March 31, 2025 and 2024, we recognized a loss of $2.3 and a loss of $6.4, respectively, within Loss on fair value adjustments, net in our Consolidated Statements of Operations.
12.  LOSS PER SHARE
    The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Year Ended March 31,
	2025	2024	2023
Computation of Basic loss per share:
Net loss	$(4,478.9)	$(3,744.2)	$(1,124.7)
Weighted average common shares outstanding—basic	175.1	170.1	159.9
Basic loss per share	(25.58)	(22.01)	(7.03)
We incurred a net loss for the fiscal year ended March 31, 2025, 2024, and 2023; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the fiscal year ended March 31, 2025, we had 2.3 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
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
Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Lease costs
Operating lease costs	$84.9	$80.5	$109.8
Short-term lease costs	3.8	4.9	4.1
During the fiscal year ended March 31, 2025, we recognized $3.9 of impairment charges for office closures related to our cost reduction program (refer to Note 21 - Business Reorganization). There were no impairment charges during the fiscal year ended March 31, 2024.
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

	Fiscal Year Ended March 31,
	2025	2024	2023
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$87.1	$73.9	$55.9
ROU assets obtained in exchange for lease obligations	80.4	89.5	145.3

	Fiscal Year Ended March 31,
	2025	2024	2023
Weighted average information
Remaining lease term	7.91 years	8.40 years	8.93 years
Discount rate	4.75%	4.56%	4.33%
Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2025, are as follows:

For the years ending March 31,
2026	$80.7
2027	78.1
2028	71.0
2029	67.9
2030	60.0
Thereafter	175.9
Total future lease payments	$533.6
Less imputed interest	(88.8)
Total lease liabilities	$444.8
As of March 31, 2025, we have entered into facility leases that have not yet commenced with future lease payments of approximately $3.0. These leases are expected to commence within the next twelve months and will have lease terms ranging from two to four years.
14.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2025 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2026	$33.0	$17.4	$181.0	$231.4
2027	32.9	6.6	112.7	152.2
2028	0.5	6.4	40.9	47.8
2029	0.5	6.9	5.2	12.6
2030	0.7	6.5	0.9	8.1
Thereafter	—	—	—	—
Total	$67.6	$43.8	$340.7	$452.1
    Software Development and Licensing Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers. We also have licensing commitments that primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.
    Marketing Agreements:    We have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Marketing commitments expire at various times and primarily reflect our agreements with major sports leagues and players' associations.

    Purchase Obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on us that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times.
    Employee Savings Plans:    For our U.S. employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2025, 2024, and 2023 were $51.4, $43.0, and $36.1, respectively.
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
15.   INCOME TAXES
    Components of Loss before income taxes are as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Domestic	$(2,471.1)	$(2,081.8)	$(937.0)
Foreign	(2,020.2)	(1,621.0)	(401.1)
Loss before income taxes	$(4,491.3)	$(3,702.8)	$(1,338.1)
(Benefit from) provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
Current:
U.S. federal	$0.2	$23.0	$70.2
U.S. state and local	11.5	12.4	3.3
Foreign	115.0	107.5	98.0
Total current income taxes	126.7	142.9	171.5
Deferred:
U.S. federal	(55.3)	24.6	(175.4)
U.S. state and local	—	(22.6)	(31.4)
Foreign	(83.8)	(103.5)	(178.1)
Total deferred income taxes	(139.1)	(101.5)	(384.9)
(Benefit from) provision for income taxes	$(12.4)	$41.4	$(213.4)

    A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.4%	0.6%	2.0%
Foreign tax rate differential(1)	(0.2)%	0.2%	(0.3)%
Foreign earnings(2)	(0.5)%	(1.5)%	(1.3)%
Tax credits(3)	1.2%	1.7%	5.7%
Excess tax benefits from stock-based compensation	0.2%	(0.1)%	(0.5)%
Earn-out adjustments	—%	0.1%	(0.4)%
Valuation allowance—domestic(4)	(5.0)%	(9.1)%	(6.3)%
Valuation allowance—foreign(4)	(0.6)%	(1.1)%	(0.1)%
Nondeductible compensation	(0.1)%	(0.1)%	(0.9)%
Global intangible low-taxed income	(0.5)%	(1.0)%	(3.1)%
Foreign-derived intangible income	0.3%	0.5%	1.8%
Change in reserves	—%	0.9%	(0.1)%
Goodwill impairment	(16.0)%	(12.8)%	—%
Other(5)	0.1%	(0.4)%	(1.6)%
Effective tax rate	0.3%	(1.1)%	15.9%
(1) The foreign rate differentials in relation to foreign earnings, for all periods presented, are primarily driven by changes in the mix of our foreign earnings and the difference between the foreign and U.S. income tax rates.
(2) Fiscal year ended March 31, 2024 includes tax expense of $29.2 from a decrease in the deferred tax assets related to Switzerland's Federal Act on Tax Reform and AVH Financing ("TRAF") enacted on January 1, 2020. Fiscal year ended March 31, 2023 includes a tax benefit of $5.6 from the effects of an increase in the deferred tax asset.
(3) Tax benefits were recorded for fiscal years ended March 31, 2025, 2024, and 2023 attributable to certain tax credits related to software development activities.
(4) The change in domestic and foreign valuation allowance includes an increase in our valuation allowance on deferred tax assets as a result of a determination in the fiscal years ended March 31, 2025 and 2024 that it was more likely than not that such deferred tax assets would not be realized.
(5) For the fiscal year ended March 31, 2023, includes nondeductible expense of $8.2 relating to loss on the redemption of convertible debt

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2025	2024
Deferred tax assets:
Capitalized development costs, software and depreciation	$440.6	$365.1
Tax credit carryforward	232.5	174.4
Equity-based compensation	158.3	143.0
Tax basis step up related to TRAF	131.1	131.1
Net operating loss carryforward	104.1	63.2
Operating lease liabilities	100.2	101.9
Accrued compensation expense	79.7	72.6
Disallowed interest	20.8	—
Deferred revenue	2.8	—
Business reorganization	1.1	1.0
Other	10.7	1.7
Total deferred tax assets	1,281.9	1,054.0
Less: Valuation allowance	(1,127.0)	(799.1)
Net deferred tax assets	$154.9	$254.9
Deferred tax liabilities:
Intangible amortization	$(338.1)	$(513.2)
Right-of-use assets	(76.3)	(75.7)
Deferred revenue	—	(5.0)
Total deferred tax liabilities	(414.4)	(593.9)
Net deferred tax liability(1)	$(259.5)	$(339.0)
(1) As of March 31, 2025, $0.1 is included in Deferred tax assets, included within Prepaid expenses and other on our Consolidated Balance Sheets, and $259.6 is included in Deferred tax liabilities, net. As of March 31, 2024, $1.9 is included in Deferred tax assets, included within Other asset on our Consolidated Balance Sheets, and $340.9 is included in Deferred tax liabilities, net.
    We assess the realizability of the deferred tax assets based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to our cumulative loss position, which provides significant negative evidence, we recognized a tax expense of $248.2 from an increase in our valuation allowance on U.S. and foreign deferred tax assets, as a result of a determination that it was more likely than not that such deferred tax assets would not be realized. The remaining net deferred tax liability is primarily related to a basis difference in intangibles as a result of the acquisition of Zynga in May 2022.
    At March 31, 2025, we had domestic net operating loss carryforwards totaling $548.9 of which $35.9 will expire from 2026 to 2029, $190.7 will expire from 2030 to 2040, $178.4 will expire from 2041 to 2044, and the remainder will be carried forward indefinitely. In addition, we had foreign net operating loss carryforwards of $286.4, of which $197.8 will expire from 2026 to 2032, $15.9 will expire from 2042 to 2044 and the remainder may be carried forward indefinitely.
    At March 31, 2025, we had domestic tax credit carryforwards totaling $436.4, of which $0.2 expire in 2026 to 2028, $104.5 expire from 2043 to 2046, and the remainder may be carried forward indefinitely. In addition, we had international tax credits of $12.0 which will expire from 2034 to 2042.
    The total amount of undistributed earnings of foreign subsidiaries was approximately $180.5 at March 31, 2025 and $492.5 at March 31, 2024. As of March 31, 2025, it is our intention to reinvest indefinitely undistributed earnings of our foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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

    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2025, 2024, and 2023, we recognized an increase of interest and penalties of $14.8, $13.5, and $8.9, respectively. The gross amount of interest and penalties accrued as of March 31, 2025 and 2024 was $48.4 and $33.6, respectively.
    As of March 31, 2025, we had gross unrecognized tax benefits, including interest and penalties, of $267.1, of which $109.5 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2025, gross unrecognized tax benefits decreased by $9.3.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2022 and state income tax returns for periods prior to the fiscal year ended March 31, 2020. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2018. Certain U.S. federal, state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2016 through March 31, 2023.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of $7.4 of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Balance, beginning of period	$242.8	$274.7	$164.8
Additions:
Current year tax positions	63.6	41.4	26.5
Prior year tax positions(1)	—	2.3	109.7
Reduction of prior year tax positions	(60.3)	—	(26.3)
Lapse of statute of limitations	(28.1)	(76.2)	—
Other	0.6	0.6	—
Balance, end of period	$218.6	$242.8	$274.7
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
16.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (as amended and restated, the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 25.7, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2025, there were approximately 8.3 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the "Board") and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZMC in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board, or any Committee appointed by the Board, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award.

Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of revenue	$9.4	$24.4	$(9.5)
Selling and marketing	92.4	95.3	95.2
General and administrative	123.2	111.5	115.5
Research and development	99.0	104.4	116.6
Stock-based compensation expense before income taxes	324.0	335.6	317.8
Provision for (benefit from) income taxes	(6.5)	(12.2)	(45.8)
Stock-based compensation expense, net of income tax benefit	317.5	323.4	272.0
Capitalized stock-based compensation expense	$81.4	$85.4	$74.4
    During the fiscal year ended March 31, 2025, the forfeiture of awards resulted in the reversal of expense of $8.3 and amounts capitalized as software development costs of $8.3. During the fiscal year ended March 31, 2024, the forfeiture of awards resulted in the reversal of expense of $2.4 and amounts capitalized as software development costs of $7.4. During the fiscal year ended March 31, 2023, the forfeiture of awards resulted in the reversal of expense of $49.5 and amounts capitalized as software development costs of $11.9.
    As of March 31, 2025, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $624.2 and will be either recognized as compensation expense over a weighted-average period of approximately 2.6 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2025, 2024, and 2023, the total fair values of restricted stock units that vested were $526.6, $309.3, and $321.8, respectively.
In connection with the Zynga acquisition (i) the outstanding and unexercised options to purchase Zynga common stock were assumed by the Company and automatically converted into options exercisable for shares of Take-Two common stock (the “Converted Options”), (ii) the issued and outstanding restricted stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted RSUs”), and (iii) the issued and outstanding performance stock unit awards with respect to Zynga common stock were assumed by the Company and automatically converted into a Take-Two restricted stock unit award with respect to shares of Take-Two common stock (the “Converted PSUs” and together with the Converted Options and the Converted RSUs, the “Converted Awards”). As a result, we issued replacement equity options and PSU/RSU awards of 1.5 and 4.2, respectively. The portion of the fair value related to pre-combination services of $151.7 was included in the purchase price, and $28.6 was recognized as day-one post-combination expense for acceleration of awards, while the remaining fair value will be recognized over the remaining service periods. As of March 31, 2025, the future expense for the Converted RSUs and Converted PSUs was approximately $34.6, which will be recognized over a weighted average service period of approximately 0.6 years.
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
ZMC Non-Employee Awards
    In connection with the 2022 Management Agreement and the 2017 Management Agreement, we granted restricted stock units (in thousands) to ZMC (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2025	2024
Time-based	102	97
Market-based(1)	311	295
Performance-based(1)	104	98
Total Restricted Stock Units	517	490
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2025 will vest on June 1, 2025, June 1, 2026, and June 1, 2027, and those granted in fiscal year 2024 partially vested on June 1, 2024 and will also vest in part on June 1, 2025, and June 1, 2026. Time-based restricted stock units granted in fiscal year 2023, partially vested on June 1, 2023, and June 1, 2024, and will also vest on June 1, 2025.
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
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2025 are eligible to vest on June 1, 2027, those granted in fiscal year 2024 are eligible to vest on June 1, 2026, and those granted in fiscal year 2023 are eligible to vest on June 1, 2025. The performance-based restricted stock units are tied to RCS (as defined in the relevant grant agreement) and are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of RCS measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC as of March 31, 2025 and 2024 were 1.4 and 1.3, respectively. During the fiscal year ended March 31, 2025, 0.5 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2025, 2024, and 2023 was $162.17, $138.25, and $118.17 per share, respectively.
    For the fiscal years ended March 31, 2025, 2024, and 2023, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZMC was $163.64, $137.59, and $128.90 per share, respectively.

    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2024	4.4	$129.33
Granted	1.8	162.26
Vested	(2.0)	132.92
Forfeited	(0.5)	126.61
Non-vested restricted stock units at March 31, 2025	3.7	$144.18
Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2025		2024		2023
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	4.7%	4.6%	4.0%	4.0%	2.6% - 2.8%	2.4% - 2.8%
Expected stock price volatility	34.1%	34.1%	36.6%	36.6%	35.9% - 37.6%	34.2% - 37.6%
Expected service period (years)	2.8	2.8	2.8	2.8	1.8 - 2.8	1.8 - 2.8
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2025, 2024, and 2023 was $241.52, $195.85, and $179.93 per share, respectively. For the fiscal years ended March 31, 2025, 2024, and 2023, the estimated value of the market-based restricted stock awards granted to ZMC was $232.00, $193.41, and $175.12 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2024	0.9	$172.66
Granted	0.5	237.79
Vested	(0.2)	197.59
Forfeited	—	197.29
Non-vested restricted stock units at March 31, 2025	1.2	$194.30
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2025, 2024, and 2023 was $201.82, $139.21, and $125.03, respectively. For the fiscal years ended March 31, 2025, 2024, and 2023, the estimated value of the performance-based restricted stock awards granted to ZMC was $150.40, $148.42, and $125.90 per share, respectively.
The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2024	3.9	$113.58
Granted	0.2	178.52
Vested	(0.1)	131.99
Forfeited	(0.1)	136.95
Non-vested restricted stock units at March 31, 2025	3.9	$115.40
Fair Value of Stock Options
All Converted Options generally vest over four to five years, with 20% to 25% vesting after one year and the remainder vesting monthly thereafter over 26 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.
The following table shows stock option activity for the fiscal year ended March 31, 2025:

	Shares (in millions)	Weighted Average Fair Value on Grant Date	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted Average Contractual Term (In Years)
Balance as of March 31, 2024	0.6	$50.50	$61.85	3.45
Granted	—	—
Vested	(0.6)	50.03
Forfeited	—	44.33
Balance as of March 31, 2025	—	$33.62	$0.04	4.69
As of March 31, 2025
Exercisable options	—	$33.62	$0.04	4.69
Vested and expected to vest	—	$—	$—	0
The aggregate intrinsic value of stock options exercised during the fiscal year ended March 31, 2025 was $93.3. For the fiscal year ended March 31, 2025, the amount of cash received from exercise of stock options was $31.3. The total fair value of options that vested during the fiscal year ended March 31, 2025 was $31.3. The total fair value of options that were exercised during the fiscal year ended March 31, 2025 was $124.6.
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9.0, and as of March 31, 2025, there were approximately 7.5 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
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

	Fiscal Year Ended March 31,
	2025	2024
Risk-free interest rate	4.42-5.43%	5.14-5.51%
Expected stock price volatility	23.6-25.1%	26.3%-39.1%
Expected service period (years)	0.5	0.5
Dividends	None	None

    For the fiscal year ended March 31, 2025, our employees purchased 0.4 shares for $46.8 with a weighted-average fair value of $117.53. For the fiscal year ended March 31, 2024, our employees purchased 0.4 shares for $37.9 with a weighted-average fair value of $102.19.
17.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2025	2024	2023
Interest income	$98.6	$62.3	$33.8
Interest expense	(167.3)	(140.6)	(129.6)
Foreign currency exchange gain (loss)	(22.6)	(28.6)	(31.8)
Other	(2.0)	3.3	(14.3)
Interest and other, net	$(93.3)	$(103.6)	$(141.9)
18.   ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following table provides the components of Accumulated other comprehensive loss:

	Foreign currency translation adjustments	Unrealized loss on available- for-sales securities	Total
Balance at March 31, 2023	$(111.7)	$(1.6)	$(113.3)
Other comprehensive income (loss) before reclassifications	6.7	1.5	8.2
Balance at March 31, 2024	$(105.0)	$(0.1)	$(105.1)
Other comprehensive income (loss) before reclassifications	8.2	—	8.2
Balance at March 31, 2025	$(96.8)	$(0.1)	$(96.9)
19.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
Fiscal Year Ended March 31, 2025
Valuation allowance for deferred income taxes	$799.1	330.5	(2.6)	$1,127.0
Fiscal Year Ended March 31, 2024
Valuation allowance for deferred income taxes	$338.2	488.0	(27.1)	$799.1
Fiscal Year Ended March 31, 2023
Valuation allowance for deferred income taxes	$121.9	218.5	(2.2)	$338.2
20.   ACQUISITIONS
On June 11, 2024, we completed the purchase of 100% of the issued and outstanding capital stock of The Gearbox Entertainment Company, Inc. ("Gearbox"), from Embracer Group AB, for an initial consideration of 2.8 shares of our common stock, as part of our ongoing strategy to strengthen our industry-leading creative talent and portfolio of owned intellectual property.

The acquisition-date fair value of the consideration totaled $410.4, which consisted of the following:

Fair value of purchase consideration
Common stock (2.8 shares)	448.6
Deferred payment	1.0
Settlement of pre-existing relationship	(14.6)
Transaction bonus	(24.6)
Total	$410.4

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

	Fair Value	Weighted average useful life
Cash acquired	$9.5	N/A
Other tangible assets	159.7	N/A
Other liabilities assumed	(155.7)	N/A
Intangible assets
Intellectual property	79.0	14
Developed game technology	72.0	2
Games in development	36.0	N/A
Game engine technology	9.0	2
Branding and trade names	8.0	7
Goodwill	192.9	N/A
Total	$410.4

Goodwill, which is not deductible for tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
The amounts of revenue and earnings of Gearbox included in our Consolidated Statements of Operations from the acquisition date are as follows:

Fiscal year ended March 31, 2025
Net revenue	$23.8
Net loss	(98.4)
Supplemental pro-forma financial information has not been provided as the historical results of Gearbox were not material to us.
Transaction costs of $30.4 for the fiscal year ended March 31, 2025 have been recorded within General and administrative expense in our Consolidated Statements of Operation.

21. BUSINESS REORGANIZATION
We have implemented a cost reduction program to identify efficiencies across our business (the "2024 Plan"), which includes eliminating several projects in development and streamlining our organizational structure. The 2024 Plan was largely completed as of March 31, 2025, and we do not anticipate any additional actions from this plan. Immaterial, additional costs relating to certain actions may be incurred during the fiscal year ending 2026.
We incurred business reorganization expenses of $106.5, $104.6, and $14.6 during the fiscal year ended March 31, 2025, 2024, and 2023, respectively.
In connection with the 2024 Plan, we incurred the following expenses:

	Fiscal Year Ended March 31,
	2025	2024
Employee-related costs	$51.5	$3.2
Title cancellations (1)	35.1	88.2
Loss on divestitures	11.4	—
Impairment loss of ROU asset (office closures)	3.9	—
Other	4.6	1.9
Total business reorganization expenses	$106.5	$93.3
(1) Refer to Note 7 - Software Development Costs and Licenses
Through March 31, 2025 and 2024, respectively, we paid $62.9 and $1.9, related to these reorganization activities and $11.2 and $13.1 remained accrued for in Accrued expenses and other current liabilities.
22. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are internally developed and developed by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis. Our CODM uses consolidated net income (loss) – supplemented by sales information by product category, major product title, and platform – for the purpose of evaluating performance and allocating resources. All significant expense categories are presented on our Consolidated Statements of Operations. Our other segment items include Goodwill impairment, Depreciation and amortization, Business reorganization, Interest and other, net, Loss on fair value adjustments, net, and (Benefit from) provision for income taxes. The measure of segment assets are reported on the Consolidated Balance Sheet as Total assets.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Net revenue recognized:
United States	$3,406.8	$3,279.2	$3,360.0
International	2,226.8	2,070.4	1,989.9
Total net revenue	$5,633.6	$5,349.6	$5,349.9

The following represents our fixed assets, net by location:

	March 31,
	2025	2024
Fixed assets, net:
United States	$263.5	$242.6
International	180.3	168.5
Fixed assets, net	$443.8	$411.1
23. SUBSEQUENT EVENTS
Retirement of Senior Notes
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0, with proceeds from the New Notes.
Amendment to 2022 Credit Agreement
On May 19, 2025, we entered into Amendment No. 3 (the "Amendment") to our 2022 Credit Agreement (as amended, the "Amended 2022 Credit Agreement"), which increases the commitments to the revolving credit facility under the existing 2022 Credit Agreement (the “Revolving Credit Facility”) to $1,000, (up from $750 under the existing 2022 Credit Agreement), with sublimits for (a) the issuance of letters of credit in an aggregate face amount of up to $100 and (b) borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate face amount of up to $200. The Amended 2022 Credit Agreement will continue to provide uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250 and 35% of the Company’s Consolidated Adjusted EBITDA (as defined in the Amended 2022 Credit Agreement).
Under the Amendment, the maturity date was extended to May 19, 2030, but retains the extension option permitting the Company, subject to certain requirements, to arrange to extend the Revolving Credit Facility for an additional one-year term which may be exercised no more than two times under the Amended 2022 Credit Agreement.
The Revolving Credit Facility continues to bear interest at the election of the company at a margin of (a) 0.000% to 0.625% above an alternate base rate (defined on the basis of prime rate) or (b) 1.000% to 1.625% above the SOFR Rate, which margins are determined by reference to the Company’s credit rating.
Accounts receivable sale program
On May 19, 2025, we entered into arrangements to sell designated pools of high credit quality accounts receivable under an uncommitted accounts receivable sale programs to an unaffiliated financial institution on a true sale basis. As these accounts receivable are sold without recourse, we do not retain the associated risks of lack of payment due to insolvency of the account debtors following the transfer of such accounts receivable to such financial institution. We will derecognize the carrying value of the financial assets transferred and recognize a net gain or loss on the sale. The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 20, 2025
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 20, 2025
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 20, 2025
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Lead Independent Director	May 20, 2025
/s/ MICHAEL DORNEMANN
Michael Dornemann	Director	May 20, 2025
/s/ WILLIAM "BING" GORDON
William "Bing" Gordon	Director	May 20, 2025
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 20, 2025
/s/ J MOSES
J Moses	Director	May 20, 2025
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 20, 2025
/s/ ELLEN SIMINOFF
Ellen Siminoff	Director	May 20, 2025
/s/ SUSAN TOLSON
Susan Tolson	Director	May 20, 2025
/s/ PAUL VIERA
Paul Viera	Director	May 20, 2025