Form 10-Q
period 2025-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2025-08-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 28, 2025, there were 184,470,212 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,025.0	$1,456.1
Short-term investments	10.1	9.4
Restricted cash and cash equivalents	14.5	14.9
Accounts receivable, net of allowances of $2.0 and $1.6 at June 30, 2025 and March 31, 2025, respectively	657.7	771.1
Software development costs and licenses	61.1	80.8
Contract assets	84.2	80.8
Prepaid expenses and other	427.6	402.8
Total current assets	3,280.2	2,815.9
Fixed assets, net	436.7	443.8
Right-of-use assets	327.4	326.1
Software development costs and licenses, net of current portion	2,084.6	1,892.6
Goodwill	1,065.6	1,057.3
Other intangibles, net	2,167.1	2,336.0
Long-term restricted cash and cash equivalents	76.7	88.2
Other assets	245.9	220.8
Total assets	$9,684.2	$9,180.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$193.4	$194.7
Accrued expenses and other current liabilities	994.3	1,127.6
Deferred revenue	1,018.1	1,083.5
Lease liabilities	61.3	61.5
Short-term debt, net	549.0	1,148.5
Total current liabilities	2,816.1	3,615.8
Long-term debt, net	2,516.1	2,512.6
Non-current deferred revenue	21.6	25.4
Non-current lease liabilities	380.5	383.3
Non-current software development royalties	80.7	93.6
Deferred tax liabilities, net	258.3	259.6
Other long-term liabilities	130.0	152.7
Total liabilities	$6,203.3	$7,043.0
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 208.1 and 200.8 shares issued and 184.4 and 177.1 outstanding at June 30, 2025 and March 31, 2025, respectively	2.1	2.0
Additional paid-in capital	11,584.1	10,312.0
Treasury stock, at cost; 23.7 and 23.7 common shares at June 30, 2025 and March 31, 2025, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(7,070.7)	(7,058.8)
Accumulated other comprehensive loss	(14.0)	(96.9)
Total stockholders' equity	$3,480.9	$2,137.7
Total liabilities and stockholders' equity	$9,684.2	$9,180.7
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,
	2025	2024
Net revenue:
Game	$1,382.5	$1,216.7
Advertising	121.3	121.5
Total net revenue	1,503.8	1,338.2
Cost of revenue	558.8	567.1
Gross profit	945.0	771.1
Selling and marketing	408.8	431.4
Research and development	261.4	219.8
General and administrative	207.0	210.5
Depreciation and amortization	50.4	44.8
Business reorganization	(4.2)	49.5
Total operating expenses	923.4	956.0
Income (loss) from operations	21.6	(184.9)
Interest and other, net	(35.4)	(27.3)
Loss before income taxes	(13.8)	(212.2)
(Benefit from) provision for income taxes	(1.9)	49.8
Net loss	$(11.9)	$(262.0)
Loss per share:
Basic and diluted loss per share	$(0.07)	$(1.52)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,
	2025	2024
Net loss	$(11.9)	$(262.0)
Other comprehensive income (loss):
Foreign currency translation adjustment	82.9	(5.4)
Change in fair value of available for sale securities	—	—
Other comprehensive income (loss)	82.9	(5.4)
Comprehensive income (loss)	$71.0	$(267.4)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(11.9)	$(262.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	46.1	85.9
Stock-based compensation	40.7	75.3
Noncash lease expense	13.1	16.1
Amortization and impairment of intangibles	174.8	182.0
Depreciation	42.1	35.9
Interest expense	38.9	37.1
Other, net	16.9	5.5
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	114.8	91.6
Software development costs and licenses	(164.6)	(197.9)
Prepaid expenses and other current and other non-current assets	(43.5)	49.0
Deferred revenue	(72.3)	(118.3)
Accounts payable, accrued expenses and other liabilities	(239.8)	(191.2)
Net cash used in operating activities	(44.7)	(191.0)
Investing activities:
Change in bank time deposits	(0.7)	6.6
Purchases of fixed assets	(25.1)	(35.1)
Purchases of long-term investments	(6.6)	(11.1)
Business acquisitions	—	9.6
Other	(4.4)	(4.7)
Net cash used in investing activities	(36.8)	(34.7)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(1.3)	—
Issuance of common stock	1,219.6	23.3
Payment for settlement of convertible notes	—	(8.3)
Proceeds from issuance of debt	—	598.9
Cost of debt	—	(5.4)
Repayment of debt	(600.0)	—
Payment of contingent earn-out consideration	—	(12.0)
Net cash provided by financing activities	618.3	596.5
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	20.2	(0.9)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	557.0	369.9
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,559.2	1,102.0
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$2,116.2	$1,471.9
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2025	200.8	$2.0	$10,312.0	(23.7)	$(1,020.6)	$(7,058.8)	$(96.9)	$2,137.7
Net loss	—	—	—	—	—	(11.9)	—	(11.9)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	82.9	82.9
Stock-based compensation	—	—	54.3	—	—	—	—	54.3
Issuance of restricted stock, net of forfeitures and cancellations	1.6	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(1.3)	—	—	—	—	(1.3)
Employee share purchase plan settlement	0.2	—	26.8	—	—	—	—	26.8
Issuance of common stock	5.5	0.1	1,192.7	—	—	—	—	1,192.8
Other changes, net	—	—	(0.4)	—	—	—	—	(0.4)
Balance, June 30, 2025	208.1	$2.1	$11,584.1	(23.7)	$(1,020.6)	$(7,070.7)	$(14.0)	$3,480.9

	Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2024	194.5	$1.9	$9,371.6	(23.7)	$(1,020.6)	$(2,579.9)	$(105.1)	$5,667.9
Net loss	—	—	—	—	—	(262.0)	—	(262.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(5.4)	(5.4)
Stock-based compensation	—	—	97.2	—	—	—	—	97.2
Issuance of restricted stock, net of forfeitures and cancellations	1.2	—	—	—	—	—	—	—
Exercise of stock options	—	—	0.3	—	—	—	—	0.3
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	454.3	—	—	—	—	454.3
Employee share purchase plan settlement	0.2	—	23.0	—	—	—	—	23.0
Other changes, net	—	0.1	0.1	—	—	—	—	0.2
Balance, June 30, 2024	198.8	$2.0	$9,962.5	(23.7)	$(1,020.6)	$(2,841.9)	$(110.5)	$5,991.5

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (April 1, 2025 for the Company). The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.

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
Net revenue by timing of recognition was as follows:

	Three Months Ended June 30,
	2025	2024
Net revenue recognized:
Over time	$1,262.9	$1,127.6
Point in time	240.9	210.6
Total net revenue	$1,503.8	$1,338.2
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended June 30,
	2025	2024
Net revenue recognized:
Recurrent consumer spending	$1,256.1	$1,097.7
Full game and other	247.7	240.5
Total net revenue	$1,503.8	$1,338.2

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2025	2024
Net revenue recognized:
Mobile	$801.7	$722.5
Console	550.6	508.9
PC and other	151.5	106.8
Total net revenue	$1,503.8	$1,338.2
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2025	2024
Net revenue recognized:
Digital online	$1,476.6	$1,295.5
Physical retail and other	27.2	42.7
Total net revenue	$1,503.8	$1,338.2
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of June 30, 2025 and March 31, 2025 were $1,039.7 and $1,108.9, respectively. For the three months ended June 30, 2025, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2025 and 2024, $533.2 and $523.9, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period.
As of June 30, 2025, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,186.1, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,119.9 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2025 and March 31, 2025, our contract asset balances were $84.2 and $80.8, respectively.
Accounts Receivable sale program
On May 19, 2025, we entered into an arrangement to sell designated pools of high credit quality accounts receivable under an uncommitted accounts receivables purchase facility in an initial aggregate amount of up to $215.0 to an unaffiliated financial institution on a true sale basis. As these accounts receivable are sold without recourse, we do not retain the associated risks of lack of payment due to insolvency of the account debtors following the transfer of such accounts receivable to such financial institution. We will continue to collect cash from our account debtors and remit to the financial institution. We will derecognize the carrying value of the financial assets transferred and recognize a net gain or loss on the sale under Interest and other, net on our Consolidated Statements of Operations. The proceeds from these arrangements will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.

No receivables were sold under this facility during the three months ended June 30, 2025. We may utilize this facility in future periods depending on cash flow needs and market conditions.

3. MANAGEMENT AGREEMENT
In May 2022, we entered into a management agreement (the "2022 Management Agreement") with ZelnickMedia that replaced the 2017 Management Agreement and pursuant to which ZelnickMedia will continue to provide financial and management consulting services to the Company through March 31, 2029. The 2022 Management Agreement became effective May 23, 2022, when our acquisition of Zynga closed. On May 21, 2022, ZelnickMedia assigned substantially all of its rights and obligations and other liabilities under the 2022 Management Agreement to ZMC Advisors, L.P. ("ZMC Advisors"). References to "ZMC" herein shall mean either ZelnickMedia or ZMC Advisors, as appropriate. As part of the 2022 Management Agreement, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 over the term of the agreement and a maximum annual bonus opportunity of $13.2 over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have and expect to grant time-based and performance-based restricted units to ZMC.
In consideration for ZMC's services, we recorded consulting expense in General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.6 and $2.6 during the three months ended June 30, 2025 and 2024, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $14.7 and $12.4 during the three months ended June 30, 2025 and 2024, respectively.
In connection with the 2022 Management Agreement, we granted restricted stock units (in thousands) to ZMC as follows:

	Three Months Ended June 30,
	2025	2024
Time-based	74	102
Market-based(1)	224	311
Performance-based(1)	75	104
Total Restricted Stock Units	373	517
(1) Represents the maximum of shares eligible to vest
Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2026 will vest on June 1, 2026, June 1, 2027, and June 1, 2028, and those granted in fiscal year 2025, partially vested on June 1, 2025 and will also vest in part on June 1, 2026 and June 1, 2027. Time-based restricted stock units granted in fiscal year 2024, partially vested on June 1, 2024 and June 1, 2025 and will also vest in part on June 1, 2026.
Market-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2026 are eligible to vest on June 1, 2028, those granted in fiscal year 2025 are eligible to vest on June 1, 2027, and those granted in fiscal year 2024 are eligible to vest on June 1, 2026. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2026 are eligible to vest on June 1, 2028, those granted in fiscal year 2025 are eligible to vest on June 1, 2027, and those granted in fiscal year 2024 are eligible to vest on June 1, 2026. The performance-based restricted stock units are tied to "RCS" (as defined in the relevant grant agreement) and are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of "RCS" measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.3 and 1.4 as of June 30, 2025 and March 31, 2025, respectively. During the three months ended June 30, 2025, 0.5 restricted stock units previously granted to ZMC vested, and 0.0 restricted stock units were forfeited by ZMC.

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

	June 30, 2025
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,506.8	$—	$—	$1,506.8
Bank-time deposits	251.1	—	—	251.1
Short-term investments:
Bank-time deposits	10.1	—	—	10.1
Restricted cash and cash equivalents:
Money market funds	11.9	—	—	11.9
Bank-time deposits	1.6	—	—	1.6
Restricted cash and cash equivalents, long term:
Money market funds	76.7	—	—	76.7
Other assets:
Private equity	—	—	25.6	25.6
Equity securities	5.7	—	—	5.7
Foreign currency forward contracts	—	0.1	—	0.1
Total financial assets	$1,863.9	$0.1	$25.6	$1,889.6

Liabilities:
Long-term debt, net:
Convertible notes	—	31.1	—	31.1
Total financial liabilities	$—	$31.1	$—	$31.1

	March 31, 2025
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$842.6	$—	$—	$842.6
Bank-time deposits	296.4	—	—	296.4
Short-term investments:
Bank-time deposits	9.4	—	—	9.4
Restricted cash and cash equivalents:
Money market funds	12.0	—	—	12.0
Bank-time deposits	1.9	—	—	1.9
Restricted cash and cash equivalents, long term:
Money market funds	88.2	—	—	88.2
Other assets:
Equity securities	7.3	—	—	7.3
Private equity	—	—	24.3	24.3
Total financial assets	$1,257.8	$—	$24.3	$1,282.1

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Long-term debt, net:
Convertible notes	—	28.5	—	28.5
Total financial liabilities	$—	$28.6	$—	$28.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2025.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2025, and March 31, 2025, we held $8.0 and $8.0, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2025
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$10.1	$—	$—	$10.1
Total Short-term investments	$10.1	$—	$—	$10.1

	March 31, 2025
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$9.4	$—	$—	$9.4
Total Short-term investments	$9.4	$—	$—	$9.4
The following table summarizes the contracted maturities of our short-term investments at June 30, 2025:

	June 30, 2025
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$10.1	$10.1
Total Short-term investments	$10.1	$10.1

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2025	March 31, 2025
Forward contracts to sell foreign currencies	$276.7	$299.8
Forward contracts to purchase foreign currencies	134.8	97.0
For the three months ended June 30, 2025 and 2024, we recorded a loss of $12.4 and a gain of $3.5, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2025		March 31, 2025
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$37.4	$2,039.5	$62.9	$1,845.6
Software development costs, externally developed	11.3	41.2	0.5	39.7
Licenses	12.4	3.9	17.4	7.3
Software development costs and licenses	$61.1	$2,084.6	$80.8	$1,892.6
During the three months ended June 30, 2025 and 2024, we recorded $(4.6) and $23.3, respectively, of software development impairment charges (within Business reorganization). The impairment charges recorded during the three months ended June 30, 2025 are primarily due to the recovery of previously incurred costs related to the termination of development of one of our titles in connection with the 2024 Plan (our cost reduction program in Fiscal 2025). The impairment charges recorded during the three months ended June 30, 2024 related to the 2024 Plan.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
Software development royalties	$444.4	$419.8
Compensation and benefits	184.6	268.3
Licenses	78.0	91.4
Marketing and promotions	70.4	77.0
Deferred acquisition payments	37.8	35.9
Interest payable	27.3	39.2
Refund liability	25.2	32.8
Tax payable	13.7	41.5
Other	112.9	121.7
Accrued expenses and other current liabilities	$994.3	$1,127.6

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2025	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	600.0	595.1
2028 Notes	4.95%	March 28, 2028	800.0	813.3
2029 Notes	5.40%	June 12, 2029	300.0	309.9
2032 Notes	4.00%	April 14, 2032	500.0	475.6
2034 Notes	5.60%	June 12, 2034	300.0	311.9
2026 Convertible Notes	0.00%	December 15, 2026	31.1	31.1
Total			$2,531.1	$2,536.9
Unamortized discount and issuance costs			(15.0)
Long-term debt, net			$2,516.1

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	600.0	590.8
2028 Notes	4.95%	March 28, 2028	800.0	808.5
2029 Notes	5.40%	June 12, 2029	300.0	308.3
2032 Notes	4.00%	April 14, 2032	500.0	468.6
2034 Notes	5.60%	June 12, 2034	300.0	308.9
2026 Convertible Notes	0.00%	December 15, 2026	28.5	28.5
Total			$2,528.5	$2,513.6
Unamortized discount and issuance costs			(15.9)
Long-term debt, net			$2,512.6
The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2025	Fair Value (Level 2)
2026 Notes	5.00%	March 28, 2026	$550.0	$552.0
Total			$550.0	$552.0
Unamortized discount and issuance costs			(1.0)
Short-term debt, net			$549.0

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$599.9
2026 Notes	5.00%	March 28, 2026	550.0	552.7
Total			$1,150.0	$1,152.6
Unamortized discount and issuance costs			(1.5)
Short-term debt, net			$1,148.5
The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, respectively, and was as follows:

	Three Months Ended June 30,
	2025	2024
2025 Notes	0.8	5.3
2026 Notes	6.9	6.9
2027 Notes	5.6	5.6
2028 Notes	9.9	9.9
2029 Notes	4.1	0.8
2032 Notes	5.0	5.0
2034 Notes	4.2	0.8
Total	$36.5	$34.3
The following table outlines the aggregate amount of maturities of our borrowings, as of June 30, 2025:

Fiscal Year Ending March 31,	Maturities
2026 (remaining)	$550.0
2027	29.4
2028	1,400.0
2029	—
2030	300.0
Thereafter	800.0
Total	3,079.4
Fair value adjustments	1.7
Total face value	$3,081.1

Senior Notes
On June 12, 2024, we completed our offering and sale of $600.0 aggregate principal amount of our senior notes, consisting of $300.0 principal amount of our 5.400% Senior Notes due 2029 (the "2029 Notes") and $300.0 principal amount of our 5.600% Senior Notes due 2034 (the "2034 Notes"). The 2029 Notes and 2034 Notes (the "New Notes") were issued as additional notes under the existing Indenture. Debt issuance costs of $5.4 and original issuance discount of $1.1 were incurred in connection with the 2029 and 2034 Senior Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Condensed Consolidated Balance Sheet and will be amortized into Interest and other, net in our Condensed Consolidated Statements of Operations over the contractual term of the Senior Notes.
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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the three months ended June 30, 2025, we made interest payments of $48.3. The proceeds from the issuances of the Senior Notes in April 2022 were used to finance a portion of our acquisition of Zynga, and the proceeds from the subsequent issuance of Senior Notes were used, or are expected to be used, to repay certain of our debt or for general corporate purposes.
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
During the three months ended June 30, 2025 and 2024, we recognized $1.3 and 1.4, respectively, of amortization of debt issuance costs and $0.1 and 0.1, respectively, of amortization of the original issuance discount.

Retirement of Senior Notes
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0, with proceeds from the New Notes.
Credit Agreement
On May 19, 2025, we entered into an Amendment No. 3 (the "Amendment") to our credit agreement, dated as of May 23, 2022, (as amended, the "2022 Credit Agreement"), which increased the commitments to the unsecured five-year revolving credit facility (the “Revolving Credit Facility”) from $750.0 to $1,000, with sublimits for borrowings and letters of credit denominated in Pounds Sterling, Euros and Canadian Dollars in an aggregate face amount of up to $200. The 2022 Credit Agreement will continue to provide uncommitted incremental capacity permitting the incurrence of up to an additional amount not to exceed the greater of $250.0 and 35.0% of the Company's Consolidated Adjusted EBITDA (as defined in the 2022 Credit Agreement).
Under the Amendment, the maturity date was extended to May 19, 2030 but retains the extension option permitting us, subject to certain requirements, to arrange to extend the Revolving Credit Facility for an additional one-year term which may be exercised no more than two times under the 2022 Credit Agreement.
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at June 30, 2025) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 4.33% at June 30, 2025, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $4.9 of debt issuance costs that were capitalized within Other assets on our Consolidated Balance Sheet and will be amortized on a straight-line basis over the term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, we amortized $0.2 and $0.2, respectively of these debt issuance costs.
As of June 30, 2025, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.8 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	June 30, 2025	March 31, 2025
Available borrowings	$997.8	$747.8
Outstanding letters of credit	2.2	2.2
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, and after giving effect to the maturity of the 2024 Convertible Notes described below, no 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at June 30, 2025.
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
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of June 30, 2025, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
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
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2025. We recorded $31.1 as the fair value of the remaining outstanding 2026 Convertible Notes, within Long-term debt, net, in our Condensed Consolidated Balance Sheet as of June 30, 2025. During the three months ended June 30, 2025 and 2024, we recognized a loss of $2.6 and a gain of $0.4, respectively.
10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2025	2024
Computation of Basic and diluted loss per share:
Net loss	$(11.9)	$(262.0)
Weighted average shares outstanding—basic	180.8	172.3
Basic and diluted loss per share	$(0.07)	$(1.52)
We incurred a net loss for the three months ended June 30, 2025 and 2024; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive. For the three months ended June 30, 2025, we had 2.3 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the three months ended June 30, 2025, 1.6 restricted stock awards vested, we granted 2.7 unvested restricted stock awards, and 0.7 unvested restricted stock awards were forfeited. The forfeiture of awards resulted in the reversal of expense of $44.7 and amounts capitalized as software development costs of $11.9.
On May 22, 2025, we issued 5.5 shares of our common stock, at a price to the public of $225.00 per share, resulting in $1,192.8 of proceeds net of underwriting fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes, which may include the repayment of outstanding debt and future acquisitions.
11. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we did not have any significant changes to our commitments since March 31, 2025.
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
12. INCOME TAXES
The benefit from income taxes for the three months ended June 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $1.9 for the three months ended June 30, 2025, as compared to the provision for income taxes of $49.8 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 13.8% for the three months ended June 30, 2025 was primarily due to tax expense of $5.6 related to an increase in the U.S. and international valuation allowances and $2.9 by geographic mix of earnings and changes in reserves, offset by tax benefits of $4.9 from stock-based compensation, tax benefits of $2.6 from tax credits.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, accelerated deductions for domestic research expenditures and modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in fiscal year ending March 31, 2026 and others implemented in future periods. We are currently assessing its impact on our Consolidated Financial Statements.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended June 30, 2025. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
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
The acquisition-date fair value of the consideration totaled $411.4, which consisted of the following:

Fair value of purchase consideration
Common stock (2.8 shares)	$448.6
Deferred payment	2.0
Settlement of pre-existing relationship	(14.6)
Transaction bonus	(24.6)
Total	$411.4

We used the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Gearbox:

	Fair Value	Weighted average useful life
Cash acquired	$9.5	N/A
Other tangible assets	159.7	N/A
Other liabilities assumed	(151.2)	N/A
Intangible assets
Intellectual property	79.0	14
Developed game technology	72.0	2
Games in development	36.0	N/A
Game engine technology	9.0	2
Branding and trade names	8.0	7
Goodwill	189.4	N/A
Total	$411.4

Goodwill, which is not deductible for tax purposes, is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.
14. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally and by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis. Our CODM uses consolidated net income (loss) – supplemented by sales information by product category, major product title, and platform – for the purpose of evaluating performance and allocating resources. All significant expense categories are presented on our Condensed Consolidated Statements of Operations. Our other segment items include Depreciation and amortization, Business reorganization, Interest and other, net, and (Benefit from) provision for income taxes. The measure of segment assets are reported on the Condensed Consolidated Balance Sheet as Total assets. The CODM does not review segment assets at a level other than that presented on the Condensed Consolidated Balance Sheet.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2025	2024
Net revenue recognized:
United States	$900.4	$820.5
International	603.4	517.7
Total net revenue	$1,503.8	$1,338.2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to the timely release and significant market acceptance of our games; the risks of conducting business internationally, including as a result of unforeseen geopolitical events; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; and the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. All figures are in millions, except per share amounts or as otherwise noted.
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
Our strategy is to create hit entertainment experiences, delivered on every platform relevant to our audience through a variety of sound business models. Our pillars - creativity, innovation, and efficiency - guide us as we strive to create the highest quality, most captivating experiences for our consumers. We believe that our player-first approach and commitment to creativity and innovation are distinguishing strengths, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling gameplay that provide unique, deeply engaging experiences.
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
We derive substantially all of our revenue from the sale of our interactive entertainment content, which includes the sale of internally developed software titles and software titles developed by third parties, the sale of in-game virtual items and advertising, and live services on console, mobile, and PC. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom ("U.K."), and the United States ("U.S.").

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, L.A. Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 450 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 215 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar Games titles. Rockstar Games continues to invest in the franchise and announced that Grand Theft Auto VI is planned for release on May 26, 2026, during our fiscal year 2027. The label released its first trailer for the title in December 2023 and the second in May 2025, and will share more details in the future. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 75 million units worldwide to date. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
2K.    Our 2K label publishes a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization, and XCOM franchises, as well as the Borderlands and Tiny Tina's Wonderlands franchises, which we now own following our June 2024 acquisition of Gearbox Entertainment. 2K's realistic sports simulation titles include our flagship NBA 2K series, which continues to be the top-ranked NBA basketball video game, the WWE 2K professional wrestling series, PGA TOUR 2K, and TopSpin 2K. 2K also publishes mobile titles, including WWE SuperCard and NBA 2K All-Stars.
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and in-game advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft and worldwide launch based on the achievement of various milestones and key performance indicator (KPI) thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than six billion times, including CSR Racing, Dragon City, Empires & Puzzles, FarmVille, Game of Thrones: Legends, Golf Rival, Harry Potter: Puzzles & Spells, Match Factory!, Merge Dragons!, Merge Magic!, Monster Legends, Toon Blast, Top Eleven, Toy Blast, Two Dots, Words With Friends, Zynga Poker, and a high volume of hyper-and hybrid-casual mobile titles, including Color Block Jam, Fill the Fridge!, Power Slap, Pull the Pin, Screw Jam, and Twisted Tangle.
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases. Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 14.7% of our net revenue for the three months ended June 30, 2025. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis. Rockstar plans to release Grand Theft Auto VI on May 26, 2026.
To date we have announced that, during the remainder of fiscal year 2026, 2K plans to release Mafia: The Old Country, NBA 2K26, Borderlands 4, and WWE 2K26.
Economic Environment and Retailer Performance.    We continue to monitor various macroeconomic and geopolitical factors, such as global tariff policies, that may affect our business in several areas, including consumer demand, inflation, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Actions we have taken to date and other potential actions we may take in the future in response to these factors could result in negative impacts in future periods.
The economic environment has affected our customers in the past and may do so in the future. There has been increased consolidation in our industry, which is extremely competitive, and larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through periods of financial volatility. Also, bankruptcies or consolidations of our large retail customers could hurt our business, due to uncollectible accounts receivable and the concentration of purchasing power among the remaining large retailers.
Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 36.6% of our net revenue for the three months ended June 30, 2025. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms, which could be impacted by global economic factors, including global tariff policies. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability of these new consoles, which may also affect demand for our products. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, in-game purchases, and in-game advertising, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 98.2% of our net revenue for the three months ended June 30, 2025. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
Player acquisition costs.    Principally for our mobile titles, we use advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures, which are recorded within Selling and marketing in our Condensed Consolidated Statements of Operations, generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, the effectiveness or cost of these acquisition and retention-related programs may change, affecting our operating results.
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition, capitalization and recognition of software development costs and licenses, fair value estimates including valuation of goodwill and intangible assets, valuation and recognition of stock-based compensation, and income taxes. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, strategy guides, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2025	2024	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,423.1	$1,218.1	$205.0	16.8%

For the three months ended June 30, 2025, Net Bookings increased as compared to the prior year period. The increase was primarily due to an increase in Net Bookings from our NBA 2K franchise and Color Block Jam, which released in November 2024.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
	2025		2024
Total net revenue	$1,503.8	100.0%	$1,338.2	100.0%
Cost of revenue	558.8	37.1%	567.1	42.4%
Gross profit	945.0	62.9%	771.1	57.6%
Selling and marketing	408.8	27.2%	431.4	32.2%
Research and development	261.4	17.4%	219.8	16.4%
General and administrative	207.0	13.8%	210.5	15.7%
Depreciation and amortization	50.4	3.4%	44.8	3.3%
Business reorganization	(4.2)	(0.3)%	49.5	3.7%
Total operating expenses	923.4	61.5%	956.0	71.3%
Income (loss) from operations	21.6	1.4%	(184.9)	(13.7)%
Interest and other, net	(35.4)	(2.4)%	(27.3)	(2.0)%
Loss before income taxes	(13.8)	(1.0)%	(212.2)	(15.7)%
(Benefit from) provision for income taxes	(1.9)	(0.1)%	49.8	3.7%
Net loss	$(11.9)	(0.9)%	$(262.0)	(19.4)%

	Three Months Ended June 30,
	2025		2024
Net revenue by platform:
Mobile	$801.7	53.3%	$722.5	54.0%
Console	550.6	36.6%	508.9	38.0%
PC and other	151.5	10.1%	106.8	8.0%
Net revenue by distribution channel:
Digital online	$1,476.6	98.2%	$1,295.5	96.8%
Physical retail and other	27.2	1.8%	42.7	3.2%
Net revenue by content:
Recurrent consumer spending	$1,256.1	83.5%	$1,097.7	82.0%
Full game and other	247.7	16.5%	240.5	18.0%

Three Months Ended June 30, 2025 Compared to June 30, 2024

	2025	%	2024	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,503.8	100.0%	$1,338.2	100.0%	$165.6	12.4%
Product costs	210.4	14.0%	203.3	15.2%	7.1	3.5%
Game intangibles	158.5	10.5%	163.5	12.2%	(5.0)	(3.1)%
Internal royalties	88.9	5.9%	69.0	5.2%	19.9	28.8%
Licenses	70.9	4.7%	55.1	4.1%	15.8	28.7%
Software development costs and royalties (1)	30.1	2.0%	76.2	5.7%	(46.1)	(60.5)%
Cost of revenue	558.8	37.1%	567.1	42.4%	(8.3)	(1.5)%
Gross profit	$945.0	62.9%	$771.1	57.6%	$173.9	22.6%
(1) Includes $(41.0) and $2.9 of stock-based compensation expense in 2025 and 2024, respectively, in software development costs and royalties.
For the three months ended June 30, 2025, net revenue increased by $165.6 as compared to the prior year period. The increase was primarily due to increases in net revenue of $76.0 from Color Block Jam, which released in November 2024 and $72.8 from our NBA 2K franchise.
Net revenue from mobile increased by $79.2 and accounted for 53.3% of our total net revenue for the three months ended June 30, 2025, as compared to 54.0% for the prior year period. The increase was primarily due to an increase in net revenue from Color Block Jam. Net revenue from console games increased by $41.7 and accounted for 36.6% of our total net revenue for the three months ended June 30, 2025, as compared to 38.0% for the prior year period. The increase in net revenue from console games was primarily due to an increase in net revenue from our NBA 2K franchise. Net revenue from PC and other increased by $44.7 and accounted for 10.1% of our total net revenue for the three months ended June 30, 2025, as compared to 8.0% for the prior year period. The increase in net revenue from PC and other was primarily due to an increase in net revenue from our Grand Theft Auto and NBA 2K franchises.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $158.4 and accounted for 83.5% of net revenue for the three months ended June 30, 2025, as compared to 82.0% of net revenue for the prior year period. The increase in net revenue from RCS was primarily due to an increase in net revenue from Color Block Jam and our NBA 2K franchise. Net revenue from full game and other increased by $7.2 and accounted for 16.5% of net revenue for the three months ended June 30, 2025 as compared to 18.0% of net revenue for the prior year period. The increase in net revenue from full game and other was primarily due to an increase in net revenue from our Grand Theft Auto franchise. The increase was partially offset by a decrease in net revenue from TopSpin 2K25, which released in April 2024,.
Net revenue from digital online channels increased by $181.1 and accounted for 98.2% of our total net revenue for the three months ended June 30, 2025, as compared to 96.8% for the prior year period. The increase was primarily due to an increase in net revenue from our NBA 2K franchise and Color Block Jam. Net revenue from physical retail and other channels decreased by $15.5 and accounted for 1.8% of our total net revenue for the three months ended June 30, 2025, as compared to 3.2% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was primarily due to a decrease in net revenue from TopSpin 2K25; and our NBA 2K and WWE 2K franchises.
Gross profit as a percentage of net revenue for the three months ended June 30, 2025 was 62.9% as compared to 57.6% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily due to (i) the reversal of expense related to the forfeiture of awards (refer to Note 10 - Loss Per Share) and (ii) lower amortization of intangibles assets primarily due to divestitures and impairments in the prior year, partially offset by the acquisition of Gearbox (refer to Note 13 - Acquisitions).
Changes in foreign currency exchange rates increased net revenue by $1.8 and increased gross profit by $10.9 for the three months ended June 30, 2025 as compared to the prior year period.

Operating Expenses

	2025	% of net revenue	2024	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$408.8	27.2%	$431.4	32.2%	$(22.6)	(5.2)%
Research and development	261.4	17.4%	219.8	16.4%	41.6	18.9%
General and administrative	207.0	13.8%	210.5	15.7%	(3.5)	(1.7)%
Depreciation and amortization	50.4	3.4%	44.8	3.3%	5.6	12.5%
Business reorganization	(4.2)	(0.3)%	49.5	3.7%	(53.7)	(108.5)%
Total operating expenses(1)	$923.4	61.5%	$956.0	71.3%	$(32.6)	(3.4)%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2025	2024
Selling and marketing	$24.4	$21.2
Research and development	21.1	23.2
General and administrative	36.2	28.0
Changes in foreign currency exchange rates increased total operating expenses by $12.0 for the three months ended June 30, 2025, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $22.6 for the three months ended June 30, 2025, as compared to the prior year period, primarily due to lower overall marketing expenses for Match Factory!, Screw Jam, Star Wars: Hunters, and Twisted Tangle, partially offset by (i) higher marketing expenses for Color Block Jam, with no corresponding expense in the prior year, and (ii) higher personnel expense due to increased headcount.
Research and development
Research and development expenses increased by $41.6 for the three months ended June 30, 2025, as compared to the prior year period, primarily due to increases due to (i) the timing of tax related credits related to certain titles and (ii) higher personnel expense due to the acquisition of Gearbox in June 2024 (refer to Note 13 - Acquisitions).
General and administrative
General and administrative expenses decreased by $3.5 for the three months ended June 30, 2025, as compared to the prior year period, primarily due to decreases in transaction costs related to our Gearbox acquisition (refer to Note 13 - Acquisitions) and legal and settlement fees related to the IBM case against Zynga in the prior year, partially offset by higher personnel expense.
Depreciation and amortization
Depreciation and amortization expenses increased by $5.6 for the three months ended June 30, 2025, as compared to the prior year period, primarily due to increases in IT infrastructure expense and leasehold improvements for office buildouts.
Business reorganization
Business reorganization decreased by $53.7 for the three months ended June 30, 2025, as compared to the prior year period, primarily due to the completion of the 2024 Plan. Business reorganization was $(4.2) for the three months ended June 30, 2025, primarily due to the recovery of previously incurred costs related to the termination of development of one of our titles in connection with the 2024 Plan.
Interest and other, net
Interest and other, net was expense of $35.4 for the three months ended June 30, 2025, as compared to expense of $27.3 for the prior year period. The net increase in expense was primarily due to an increase in foreign currency losses.
Benefit from income taxes
The benefit from income taxes for the three months ended June 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $1.9 for the three months ended June 30, 2025, as compared to the provision for income taxes of $49.8 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 13.8% for the three months ended June 30, 2025 was primarily due to tax expense of $5.6 related to an increase in the U.S. and international valuation allowances and $2.9 by geographic mix of earnings and changes in reserves, offset by tax benefits of $4.9 from employee stock-based compensation, tax benefits of $2.6 from tax credits.
In the prior year period, when compared to the statutory rate of 21.0%, the effective tax rate of (23.5)% for the three months ended June 30, 2024 was primarily due to a tax expense of $96.8 related to an increase in valuation allowance and tax expense of $8.2 related to geographic mix of earnings offset by benefits of $17.7 from tax credits.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is primarily due to increased tax benefits from employee stock-based compensation, decreased tax benefits from tax credits, decreased tax expense from changes in the U.S. and international valuation allowance, and decreased tax expense from geographic mix of earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, accelerated deductions for domestic research expenditures and modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in fiscal year ending March 31, 2026 and others implemented in future periods. We are currently assessing its impact on our Consolidated Financial Statements
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Condensed Consolidated Financial Statements for the three months ended June 30, 2025. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended June 30, 2025. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
Net loss and Loss per share
For the three months ended June 30, 2025, net loss was $11.9, as compared to a net loss of $262.0 in the prior year period. Basic and diluted loss per share for the three months ended June 30, 2025 was $0.07, as compared to basic and diluted loss per share of $1.52 in the prior year period. Basic weighted average shares of 180.8 were 8.5 shares higher as compared to the prior year period basic weighted average shares, primarily due to our equity issuance, as well as normal stock compensation activity, including vests, grants, and forfeitures in the prior year being fully outstanding in the current year. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.

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
Accounts Receivable sale program
On May 19, 2025, we entered into an arrangement to sell designated pools of high credit quality accounts receivable under an uncommitted accounts receivables purchase facility in an initial aggregate amount of up to $215.0 to an unaffiliated financial institution on a true sale basis. As these accounts receivable are sold without recourse, we do not retain the associated risks of lack of payment due to insolvency of the account debtors following the transfer of such accounts receivable to such financial institution. We will continue to collect cash from our account debtors and remit to the financial institution. We will derecognize the carrying value of the financial assets transferred and recognize a net gain or loss on the sale under Interest and other, net on our Consolidated Statements of Operations. The proceeds from these arrangements will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.
No receivables were sold under this facility during the three months ended June 30, 2025. We may utilize this facility in future periods depending on cash flow needs and market conditions.
Short-term investments
As of June 30, 2025, we had $10.1 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of June 30, 2025, we had $3,050.0 of Senior Notes outstanding.
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0.
Credit Agreement
As of June 30, 2025, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.8 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2025.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 83.5% and 83.1% of net revenue during the three months ended June 30, 2025 and 2024, respectively. We had four customers who accounted for 25%, 23%, 17%, and 13% of our net revenue as of June 30, 2025, and four customers who accounted for 25%, 24%, 19%, and 11% of our net revenue as of March 31, 2025. As of June 30, 2025 and March 31, 2025, five customers accounted for 75.2% and 72.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 61.0% and 61.0% of such balances at June 30, 2025 and March 31, 2025, respectively. We had three customers who accounted for 25.6%, 22.8%, and 12.6% of our gross accounts receivable as of June 30, 2025, and three customers who accounted for 24.0%, 21.3%, and 15.7% of our gross accounts receivable as of March 31, 2025. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2025, and March 31, 2025. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of June 30, 2025, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1,056.1. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended June 30, 2025, we did not repurchase shares of our common stock in the open market, as part of the program. We have repurchased a total of 11.7 shares of our common stock under the program, and as of June 30, 2025, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(millions of dollars)	2025	2024
Net cash used in operating activities	$(44.7)	$(191.0)
Net cash used in investing activities	(36.8)	(34.7)
Net cash provided by financing activities	618.3	596.5
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	20.2	(0.9)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$557.0	$369.9
At June 30, 2025, we had $2,116.2 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,559.2 at March 31, 2025. The increase was primarily due to Net cash provided by financing activities, primarily related to proceeds from our equity issuance of our common stock (refer to Note 10 - Loss Per Share), partially offset by the repayment of our 2025 Notes (refer to Note 9 - Debt). This net increase was partially offset by the decrease in (i) Net cash used in operating activities, which was primarily due to investments in software development and licenses, partially offset by sales of our products and (ii) Net cash used in investing activities which was primarily due to the purchase of fixed assets.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2026, we anticipate capital expenditures to be approximately $140.0. During the three months ended June 30, 2025, capital expenditures were $25.1.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2025 and 2024, 40.1% and 38.7%, respectively, of our net revenue was earned outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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
As of June 30, 2025, we had $10.1 of short-term investments. We also had $2,025.0 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2025.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.50% at June 30, 2025) or (b) 1.000% to 1.625% above SOFR, approximately 4.33% at June 30, 2025, which rates are determined by the Company's credit rating. At June 30, 2025, there were no borrowings under our 2022 Credit Agreement.
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
For the three months ended June 30, 2025 and 2024, our foreign currency translation adjustment was a gain of $82.9 and a loss of $5.4, respectively. The change is primarily due to the weakening of the U.S. dollar against the British Pound. For the three months ended June 30, 2025 and 2024, we recognized a foreign currency exchange transaction loss of $8.5 and a loss of $2.8, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
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
At June 30, 2025, we had $276.7 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $134.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2025, we had $299.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $97.0 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended June 30, 2025 and 2024, we recorded a loss of $12.4 and a gain of $3.5, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of June 30, 2025 and March 31, 2025, the fair value of these outstanding forward contracts were immaterial, and were included in Accrued expenses and other current liabilities when in a loss position, or in Prepaid expenses and other when in a gain position. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2025, 40.1% of our revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
During the three months ended June 30, 2025, we did not repurchase any shares of our common stock in the open market, as part of the program. As of June 30, 2025, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2025:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2025	—	$—	—	10.0
May 1-31, 2025	—	$—	—	10.0
June 1-30, 2025	—	$—	—	10.0
Item 5. Other Information
The share numbers in this Item 5 represent the actual number of shares (not in millions).
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2025, the following Section 16 officers and directors, as defined in Rule 16a1(f), adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On May 22, 2025, Karl Slatoff, our President, adopted a new written trading plan. The plan’s maximum duration is until August 29, 2025 and the first trade will not occur until August 21, 2025, at the earliest. The trading plan is intended to permit Mr. Slatoff to sell up to an aggregate of 48,995 shares of our common stock.

•On May 22, 2025, Daniel Emerson, our Executive Vice President and Chief Legal Officer, adopted a new written trading plan. The plan’s maximum duration is until September 5, 2025 and the first trade will not occur until August 21, 2025, at the earliest. The trading plan is intended to permit Mr. Emerson to sell up to an aggregate of 24,465 shares of our common stock.

•On May 22, 2025, LaVerne Srinivasan, a member of our Board of Directors, adopted a new written trading plan. The plan’s maximum duration is until September 30, 2025 and the first trade will not occur until August 21, 2025, at the earliest. The trading plan is intended to permit Ms. Srinivasan to sell up to an aggregate of 2,325 shares of our common stock.

•On May 27, 2025, Strauss Zelnick, our Executive Chairman and Chief Executive Officer, in his role as trustee of each of the Zelnick Belzberg Living Trust and Zelnick Belzberg Charitable Trust, adopted a new written trading plan.

◦With respect to the Zelnick Belzberg Living Trust, the plan’s maximum duration is until September 19, 2025 and the first transaction will not occur until August 26, 2025, at the earliest. The trading plan is intended to permit the Zelnick Belzberg Living Trust to (i) sell up to an aggregate of 45,000 shares of our common stock, and (ii) donate up to an aggregate of 20,000 shares of our common stock to the Zelnick Belzberg Charitable Trust.

◦With respect to the Zelnick Belzberg Charitable Trust, the plan’s maximum duration is until September 19, 2025 and the first trade will not occur until August 26, 2025, at the earliest. The trading plan is intended to permit Zelnick Belzberg Charitable Trust to sell up to an aggregate of 20,000 shares of our common stock if it has previously received such shares from the Zelnick Belzberg Living Trust as described above.

•On May 29, 2025, Lainie Goldstein, our Chief Financial Officer, adopted a new written trading plan. The plan’s maximum duration is until July 31, 2026 and the first trade will not occur until August 28, 2025, at the earliest. The trading plan is intended to permit Ms. Goldstein to sell up to an aggregate of 40,000 shares of our common stock.

No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

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
10.1
Amendment No. 3 to Credit Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2025).

10.2
Receivables Purchase Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc., Zynga Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2025).*

10.3
Restricted Unit Agreement, dated as of June 2, 2025, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 ASR filed with the Securities and Exchange Commission on June 2, 2025).+

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
________________________________________________________________________________________________________________________________
*    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)
+    Represents a management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 (Unaudited) and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three months ended June 30, 2025 and 2024 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 7, 2025	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)