Form 10-K
period 2026-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2026-05-22
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2026
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number 001-34003
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware		51-0350842
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
110 West 44th Street		10036
New York,	New York	(Zip Code)
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (646) 536-2842
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	TTWO	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $47,087,317,833.
As of May 11, 2026, there were 185,666,663 shares of the Registrant's Common Stock outstanding, net of treasury stock.
Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I
Item 1.    Business
General
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, mobile, including smartphones and tablets, and personal computer ("PC"). We deliver our products through physical retail, digital download, online platforms, and cloud streaming services.
Our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Investors—Financial Information—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov.
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

    Attract and Retain the Best Talent in the Business.    Our headcount includes 12,909 full-time employees as of March 31, 2026, including 9,998 in development studios. We are proud of the culture we have established and believe that it enables us to attract and retain some of the most talented individuals in our industry and consistently set new benchmarks for excellence. By empowering our colleagues to embrace an entrepreneurial mindset and to take calculated risks, we believe that we have created an environment where our people can thrive. We believe that we deploy best-in-class recruiting practices to attract new talent and encourage our people to pursue satisfying, long-term career opportunities with us by providing competitive compensation plans that align our people with our shareholders, extensive employee benefits and well-being programs, and numerous learning and development programs to encourage career growth and progression.
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
Identify and Lead New Paradigms and Market Trends.    Our teams aspire to be at the forefront of innovation in our industry. We are constantly evaluating and investing selectively in emerging platforms, technologies, business models, and geographies that we believe will help us grow and strengthen our business. In particular, we believe that there are meaningful opportunities to expand our presence in Asia, the Middle East, and Latin America. Within these regions, China is our most established market, where we offer NBA 2K Online through our partnership with Tencent. Our NBA 2K Online business is the top online PC sports game in China.
We also direct our teams to anticipate and actively address changes in consumer behavior and technology so that we can evolve our business as new dynamics develop.
Our Businesses
    We derive substantially all of our revenue from the sale of our interactive entertainment content, which includes internally developed software titles and software titles developed by third parties, in-game virtual items and advertising, and live services on console, mobile, and PC. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development and marketing costs. We have internal development studios located in Australia, Canada, China, Czech Republic, Finland, Germany, Hungary, India, Serbia, South Korea, Spain, Turkey, the United Kingdom ("U.K."), and the United States ("U.S."). As of March 31, 2026, we had a research and development staff of 9,998 full-time employees with the technical capabilities to develop software titles for all major consoles, PCs, and mobile platforms in multiple languages and territories.

    We engage in evolving business models such as online gaming, virtual currency, add-on content, and in-game purchases, and we expect to continue to generate incremental revenue from these opportunities. We also generate revenue from advertising primarily within our mobile software products.
    Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases across all key platforms. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, L.A. Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular franchises, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 465 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 225 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar Games titles. Rockstar Games continues to invest in the franchise and announced that Grand Theft Auto VI is planned for release on November 19, 2026, during our fiscal year 2027. The label released its first trailer for the title in December 2023 and the second in May 2025, and will share more details this summer. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 80 million units worldwide. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
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
    Zynga.   Our Zynga label publishes popular free-to-play mobile games that deliver high quality, deeply engaging entertainment experiences and generates revenue from in-game sales and advertising. Zynga's strategy is to have numerous games in concept development and to determine which titles are best suited for soft and worldwide launch based on the achievement of various milestones and key performance indicator (KPI) thresholds. Zynga's diverse portfolio of popular game franchises has been downloaded more than 10 billion times, including Color Block Jam, CSR2, Empires & Puzzles, Game of Thrones: Legends, Game of Thrones Slots Casino, Golf Rival, Harry Potter: Puzzles & Spells, Hit it Rich! Casino, Match Factory!, Merge Dragons!, Toon Blast, Toy Blast, Wizard of Oz Slots Casino, Words With Friends, and Zynga Poker.
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
    The term of the agreement, as amended, expires on March 31, 2027, with automatic one-year renewal terms thereafter (unless one party gives the other notice of termination). Sony may terminate the agreement for any or no reason upon 30 days’ notice. The agreement may also be terminated by Sony immediately in the event of a breach by us or our bankruptcy or insolvency. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.
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
    Effective as of November 17, 2005, we entered into an Xbox 360 Publisher License Agreement with Microsoft for the Xbox 360 console (the “Xbox 360 Agreement”). Effective as of July 1, 2020, we entered into an Xbox Console Publisher License Agreement with Microsoft for the Xbox Series X|S and Xbox One consoles (the “Xbox Next Gen Agreement” and, together with the Xbox 360 Agreement, the “Xbox Agreements”). The terms of both Xbox Agreements expire on March 31, 2027, each with automatic one-year renewal terms thereafter (unless one party gives the other advance notice of non-renewal). These Xbox Agreements may be terminated by Microsoft immediately in the event of a breach by us, and the Xbox Next Gen Agreement may also be terminated by Microsoft immediately in the event of our bankruptcy or insolvency. Upon expiration or termination of each of the Xbox Agreements, we have certain rights to sell off existing inventories.
Sales
    We sell software titles both digitally and physically through direct relationships with digital storefronts and platform partners, large retail customers, and third-party distributors. We sell our products globally and have sales operations in Australia, Canada, Chili, France, Germany, Japan, Singapore, South Korea, Taiwan, United Arab Emirates, the U.K., and the U.S. We manage a direct-to-consumer platform, primarily for our mobile business, to drive purchases directly with our consumer base. By leveraging our direct-to-consumer platform, we are able to build closer relationships with our players, understand their behaviors and preferences more accurately, and provide value with various offers and event types.
We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2026, accounted for 80.6% of our net revenue, with Apple, Sony, Google, and Microsoft each accounting for more than 10.0% of our net revenue.
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
•We have been able to build a large community of players, particularly for mobile titles, through players discovering our games in platform storefronts, the viral and social features built into the network effects of our games, as well as the cross-promotion of our games to our existing audience. However, we also acquire our players through paid advertising channels. We advertise our mobile games primarily within other mobile applications and on social networks, often through in-app and other advertising partners such as Facebook and Google.
    As of March 31, 2026, we had a sales and marketing staff of 1,456 full-time employees.
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
    In our business, we compete with:
•Other interactive entertainment companies that range in size and cost structure from very small with limited resources to very large with greater financial, marketing, technical, and other resources than ours. Examples of our competitors include Electronic Arts, Embracer Group, Epic Games, Playrix, Playtika, Roblox, Savvy Games, Tencent, and Ubisoft. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.
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

International Operations
    International sales are a significant part of our business. For the fiscal years ended March 31, 2026, 2025, and 2024, we earned 40.8%, 39.5% and 38.7%, respectively, of our net revenue outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
In particular, as a global company operating in many jurisdictions, we are subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to gaming, user privacy, data collection and retention, consumer protection, protection of minors, online safety, content, advertising, localization, information security, intellectual property, competition, sanctions, addressing climate change, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. The growth and development of electronic commerce, virtual items, and virtual currency have prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. For more information on risks associated with complying with applicable laws, please see "Risk Factors"—Risks related to legal or regulatory compliance.
Segment and Geographic Information
    We have one operating and reportable segment. See Note 21 to our Consolidated Financial Statements.
Human Capital
    Human Capital Management. Our headcount includes 12,909 full-time employees as of March 31, 2026. We are proud of our established culture, and our reputation for creativity, innovation, and efficiency enables us to attract some of the most talented individuals in our industry and consistently set new benchmarks for excellence. We are constantly focused on our teams – their success, their structure, and how best to support them given their particular needs and projects. 48.3% of our full-time employees are located in North America, 29.8% in Europe, and 17.7% in the Asia-Pacific region, and 4.2% in the Middle East; 9,998 of our full-time employees are focused on product development.
We allow our creative teams to identify the work arrangements that are most effective, productive, and efficient for them. We also continue to support our workforce through ongoing and new initiatives, including enhanced manager training to strengthen team cohesion across various work models, encouragement of healthy work habits, active engagement with employee feedback, and a continued focus on mental health awareness.
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
Sustainability. We recognize the synergies between corporate citizenship and smart business and are committed to focusing on, and measuring the impact of, our sustainability activities, which are rooted in our core tenets of creativity, innovation, and efficiency. We believe sustainability creates value for all stakeholders, including employees and customers, while also helping to mitigate risks, reduce costs, protect brand value, and identify market opportunities. We have an organization-wide Sustainability Committee, overseen by our Board of Directors (the "Board"), to lead our sustainability efforts. Through this committee, we developed a comprehensive, Sustainability Framework that reflects our top priority issues and stakeholder needs.
Community & Engagement. We firmly believe that diversity of thought drives the innovation that is integral to our success. We strive to provide an inclusive workplace in which everyone feels respected, heard, and safe. Our culture, grounded in compassion, collaboration, and a commitment to excellence, supports an inclusive and welcoming environment for our employees, prospective employees and the broader community.
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
Beyond formal performance management, we stay connected with our teams throughout the year with global town hall meetings and engagement and "pulse" surveys. The feedback generated through these tools helps to ensure we are providing a supportive, dynamic, and stimulating work environment for all of our employees. These efforts and more contributed to Take-Two being named one of Forbes' Best Mid-Size Employers list for five of the last six years and certified as a Great Place to Work by Fortune every year from 2020 through 2026 (including in the U.K. in 2025 and 2026).
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
Summary of Risk Factors
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to:
Risks relating to our business and industry
•Our industry is highly competitive
•Uncertainty of achieving market acceptance, delays or disruptions for our products may have an adverse effect
•We face development risks and must adapt to changes in software technologies
•We are dependent on the timing of our product releases
•We are dependent on the future success of our Grand Theft Auto products and other hit titles
•The development, use, and incorporation of artificial intelligence ("AI") into our products and within our industry may present operational, reputational, financial, and competition risks
•Our ability to develop successful products for current video game platforms
•We require approval of hardware licensors to publish titles
•Reliance on complex information technology systems and networks and potential adverse impact of security breaches
•Potential adverse impact of inadequate consumer data protection
•Dependence on key management and product development personnel
•Attracting, managing, and retaining our talent is critical to our success
•Offensive consumer-created content can harm our results of operations or reputation
•We rely on software development arrangements with third parties
•The risk of distributors, development, and licensing partners or other third parties being unable to honor their commitments or otherwise putting our brand at risk
•Increasing importance of digital sales and free-to-play games exposes us to the risks of that business model

•We must compete for advertisements and offers that are incorporated into our free-to-play games
•Our acquisitions and investments may not have the anticipated results
•International operations risks
•The loss of server capacity, lack of sufficient bandwidth, or connectivity issues could cause our business to suffer
•Use of open-source software exposes us to risks
•Our software is susceptible to errors
•The continued ability to acquire and maintain licenses to intellectual property is key
•We may experience declines or fluctuations in the recurring portion of our business
•Adverse effects of price protection and returns
•Increased competition for retailer support could increase expenses
•A limited number of customers account for a significant portion of our sales
•Content policies could negatively affect sales
•ESRB ratings for our products could negatively affect our ability to distribute and sell
•The competitive position and value of our products could be adversely affected by unprotected intellectual property
•The value of our virtual items is highly dependent on how we manage the economies in our games
•There is potential for unauthorized or fraudulent transactions of accounts and virtual items outside of our games
Risks related to legal or regulatory compliance
•Government regulation of the Internet can affect our business
•Legislation could subject us to claims or otherwise harm our business
•Failure to comply with laws and regulations, including data privacy, could harm our business
•Adverse effect of alleged or actual infringement on the intellectual property rights of third parties
Risks related to financial and economic condition
•We have a significant amount of outstanding debt
•Provisions in our charter documents and debt agreements may impede or discourage a takeover
•Adverse effects of changes in tax rates and additional tax liabilities
•Our ability to use net operating losses and tax credit carryforwards may be limited by an ownership change
•We are subject to risks and uncertainties of international trade, including foreign currency fluctuations
•Potential adverse effects of existing or future accounting standards
•Adverse effects of declines in consumer spending and changes in the economy
General Risk Factors
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
    We compete for both licenses to properties and the sale of interactive entertainment software with Sony and Microsoft, each of which is a large developer and marketer of software for its own platforms. We also compete with game publishers, such as Electronic Arts, Embracer Group, Epic Games, Microsoft, Nintendo, Playrix, Playtika, Roblox, Savvy Games, Sony, Tencent, and Ubisoft. We also face competition from online game developers and distributors who have primarily focused on specific international markets and with high-profile companies with significant online presences with new and expanded mobile gaming offerings, such as Apple, Google, and Microsoft. In addition, the gaming, technology/Internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel, and other resources than we do and are able to finance larger budgets for development and marketing, make higher offers to licensors and developers for commercially desirable properties, adopt more aggressive pricing policies to develop more commercially successful video game products than we do, recruit our key creative and technical talent or otherwise disrupt our operations. Internationally, local competitors may have a greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer. Additionally, competitors may develop content that imitates or competes with our best-selling games, including by using AI to do so, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Our titles also compete with other forms of entertainment, such as social media, in addition to motion pictures, television, short-form video, and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.
A number of software publishers who compete with us have developed and commercialized or are currently developing online and mobile games. Technological advances, including advances in AI technology, that significantly increase the availability of online and mobile games could result in a decline in our platform-based software sales and negatively affect sales of such products. Other large companies that to date have not actively focused on mobile and social games may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.
As there are relatively low barriers to entry to develop a mobile or online game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources, including AI resources, and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.
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
Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development, such as cloud-based game streaming and AI technologies, and evolving business models, such as free-to-play and subscription-based access to a portfolio of interactive content. Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, technologies, distribution methods, products, and services. However, forecasting the financial impact of any such strategic investment is inherently uncertain and volatile. Supporting a new technology or business model, for example, may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. There can be no assurance that these strategic investments will achieve expected returns. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production or development costs and more strenuous competition.
We also may miss opportunities or fail to respond quickly enough to adopt technology or distribution methods or develop products, services, or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results. In either case, our products and services may be technologically inferior to those of our competitors, more expensive to create, less appealing to consumers, or all of the above.
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
We are dependent on the future success of our Grand Theft Auto products and other hit titles, and we must continue to publish hit titles or sequels to such hit titles in order to compete successfully in our industry.
Grand Theft Auto and certain of our other titles, such as NBA 2K, are hit products and have historically accounted for a substantial portion of our revenue. Grand Theft Auto products contributed 12.4% of our net revenue for the fiscal year ended March 31, 2026, and the five best-selling franchises (including Grand Theft Auto), which may change year over year, in the aggregate accounted for 54.3% of our net revenue for the fiscal year ended March 31, 2026. If we fail to continue to develop and sell new commercially successful hit titles or sequels to such hit titles or experience any delays in product releases or disruptions following the commercial release of our hit titles or their sequels, our revenue and profits may decrease substantially, and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in and/or new business or payment models in online or mobile game offerings could negatively affect our sales of console and traditional PC products.
The development, use, and incorporation of artificial intelligence (“AI”) into our products and within our industry may present operational, reputational, financial, and competition risks.
The growth of AI technologies in our industry has influenced game production for developers and gaming experience for players. The use and incorporation of these technologies are in the early stages of wider-spread commercial use in our industry; this presents social and ethical issues that may result in legal and reputational harm and liability. Any integration of any AI technologies into our products or services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.
The AI regulatory landscape is evolving, and we may be required to dedicate additional operational and financial resources to ensure compliance with new legal requirements. For instance, the European Union ("E.U.") Artificial Intelligence Act entered into force in August 2024, with some provisions becoming enforceable between February 2025 and August 2027, subject to a likely delay of the Act's high-risk enforcement until December 2027. In the U.S., some states have enacted general purpose AI laws, while others have enacted use-case specific AI laws; other states may enact similar laws in the future, which will add complexity to our compliance efforts. This uncertainty may require additional investments in oversight and the development of protections and safeguards to ensure compliance, including to the extent any personal information is processed by such technologies.
However, even with safeguards and oversight in place, the development and deployment of AI technologies may nevertheless pose risks. For example, our employees, contractors, vendors, or other partners may use AI tools in ways that are inconsistent with our policies or expectations, including by entering confidential, proprietary, personal, or regulated information into third-party AI services, and some AI providers may have limited operating histories or governance processes, any of which could compromise our information, expose us to legal or regulatory claims, or harm our reputation. Additionally, the data sets used to train the underlying models may be flawed, the AI tools may function in an unexpected manner, or generate biased, incorrect, or inappropriate content, which could negatively impact the performance or perception of our products and brand, incur regulatory scrutiny, or impose legal liability. Further, intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement, other intellectual property misappropriation, or uncertainty regarding copyright ownership of AI-generated assets.
While the impact of AI on our industry is still emerging and uncertain, to the extent our competitors successfully implement AI technologies into their products or services more effectively or efficiently than we do, are able to imitate or compete more easily with our products, or if we fail to anticipate and respond to changing industry standards or consumer demand, or experience delays in integrating these technologies into our operations, we may face significant risks to our competitive position, financial performance, and long-term growth prospects.
Our business is subject to our ability to develop commercially successful products for the current video game platforms.
    We derive a significant portion of our revenue from the sale of products made for video game platforms manufactured by third parties, such as Sony's PlayStation consoles and Microsoft's Xbox consoles, which comprised 39.0% of our net revenue by product platform for the fiscal year ended March 31, 2026. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game consoles (which sometimes has been negatively affected by supply chain issues, and which has been and could be affected by an increase in tariffs or trade restrictions on component parts) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. Increased prices of these video game consoles could also lead to lower consumer demand. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, or consumer demand for such products decreases, we may not be able to recover our development costs, which could be significant and may further incur expense to adjust our products and development efforts in response to changing consumer preferences.
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
Additionally, we derive a significant portion of our revenue from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fiscal year ended March 31, 2026, we derived 91.0% of our mobile revenue on Apple and Google platforms. We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. These requirements are known as Apple's AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Additionally, in February 2022, Google announced plans to make privacy-focused changes to its Android advertising identifiers after a two-year process, taking into account feedback from developers, regulators and other interested parties. Also, beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or E.U. to use a Google certified consent management platform. We continue to evaluate how these rules or changes may affect our business, operations and financial results.
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
The changes to the terms of use with third-party platforms described above may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue and bookings we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such platforms. Any such changes could adversely affect our business, financial condition or results of operations.
Moreover, if we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform. A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor. Any limit or discontinuation of our access to any platform could adversely affect our business, financial condition or results of operations. Furthermore, obtaining and maintaining high ratings of our games on the third-party platforms on which we operate is important as they help drive players to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of players and revenues, additional advertising and marketing costs, and reputational harm.
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
We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors and, in some cases, the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. Because of the significant use of our games on mobile devices, our application must remain interoperable with these and other popular mobile app stores and platforms, and related hardware. We are subject to the standard policies and terms of service of these platforms. These policies and terms of service govern the availability, promotion, distribution, content, and operation of applications and experiences on such platforms. Each provider of these platforms has broad discretion to change and interpret its terms of service and policies with respect to our games and those changes may be unfavorable to us. If these platforms deny access to our games, or modify their current discovery mechanisms, communication channels available to developers, operating systems, or other policies and terms of service (including fees), our business could be negatively impacted. For example, at any time, the platform providers can change their policies on how we operate on their operating system or in their application stores by applying content moderation for applications and advertising or imposing technical or code requirements. In addition, certain requirements related to content classification, age-rating and age-based access or restrictions to our games or certain features in our games, imposed by major third-party platforms, reflect how platforms are responding to evolving children's protection and online safety regulations globally. Such requirements may affect how our games are classified, distributed, accessed or presented on these platforms. These actions by the platform providers may affect our ability to collect, process, and use data as desired and could negatively impact our ability to leverage data about the experiences our games provide to players, which in turn could impact our resource planning and feature development planning for our products. These platform providers or their services may be unavailable, may not function as intended, or may experience issues with their in‑app purchasing functionality.
Some of these platforms have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections), and their ability to set or influence commission rates and service fees may increase our costs, which could negatively affect our operating margins. Additionally, to the extent we process payments directly or through third-party payment processors outside these platform billing systems, interruptions, fraud, chargebacks, card-network requirements, processor security incidents, additional authentication requirements, or termination of payment-processing services could impair our ability to complete transactions, increase costs, reduce approval rates, harm player trust, and adversely affect our financial results. Further, if we are unable to distribute our content in a cost-effective or profitable manner through such distribution channels, it could adversely affect our business, financial condition, and operating results. There is no guarantee that new devices, platforms, systems and software application stores will continue to support our games or that we will be able to maintain the same level of service on these new systems. If it becomes more difficult for our players to access and engage with our games, our business and player retention, growth, and engagement could be significantly harmed.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption or cyberattack could have a negative impact on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Take-Two and some of which are managed or hosted by third-party providers. The supply chain of hardware needed to maintain this technological infrastructure has been disrupted in the past, and geopolitical events, including the Russia-Ukraine war and the war in the Middle East, and any indirect effects of such events may further complicate existing supply chain constraints. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyberattacks, computer viruses, malicious software, security breaches, insider threats, energy blackouts, natural disasters, terrorism, war, and telecommunication or other critical infrastructure failures. We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic, or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage to or piracy of our software. In addition, certain parties with whom we do business are given access to our sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the war in the Middle East. If we or these third parties are subject to data security breaches, we may suffer a loss in sales or incur increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition, and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information because of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.
We have faced, and in the future could face, sophisticated attacks, including attacks referred to as advanced persistent threats-i.e., cyberattacks aimed at compromising our intellectual property and other commercially sensitive information, such as the source code and game assets for our software or confidential customer or employee information-which may remain undetected for prolonged periods of time. For example, in September 2022, we experienced a network intrusion in which an unauthorized third party illegally accessed and downloaded confidential information from Rockstar Games’ systems, including early development footage for the next Grand Theft Auto. Subsequently, also in September 2022, an unauthorized third party illegally accessed credentials for a vendor platform that 2K Games uses to provide help desk support to its customers. The unauthorized third party sent a communication to certain players containing a malicious link. 2K Games immediately notified all affected users and took steps to restrict further unauthorized activity until service was restored. We have incurred certain immaterial, incremental and one-time costs associated with these cybersecurity incidents related to consultants, experts and data recovery efforts, and we expect to incur additional costs related to cybersecurity protections in the future. We have implemented and will continue to implement a variety of measures to maintain and enhance our cybersecurity protections. Our software supply chain may also be subject to attacks, which may result in future security incidents and breaches.
Our vendors, service providers, business partners, and software supply chain may also experience disruptions, be subject to attacks, or have compromised security, which may result in future security incidents and breaches, and otherwise adversely impact our ability to provide our products and services.
Information technology system disruptions, network failures, or security breaches (including cybersecurity incidents impacting us or our vendors, service providers, business partners, or software supply chain) have negatively affected, and in the future could negatively affect our business continuity, operations, financial results, and the reliability and stability of our products and services. These risks extend to the networks and e-commerce sites of console, PC, and mobile platform providers and other partners who sell or host our content online. The risk of such threats is heightened by events outside of our control, such as the extended period of remote work arrangements, the Russia-Ukraine war and the war in the Middle East. The risk could also be affected by events substantially within our control, such as the migration of data among data centers and to third-party hosted environments, and the performance of upgrades and maintenance on our systems. Along with our partners, we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes, and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and may not be detected for long periods of time. For instance, as artificial intelligence capabilities develop rapidly, individuals or groups of hackers and sophisticated organizations may use these technologies to create new attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against.

Our systems, processes and technologies, and the systems, processes and technologies of our business partners or our third-party service providers, have not been and in the future may not be adequate to protect against all eventualities. We do not have redundancy for all our systems and our disaster recovery planning may not account for all outcomes. As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our players. It is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impacting our business. In addition, the costs to respond to, mitigate, or notify affected parties of cyberattacks and other security vulnerabilities are significant. Failures to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, our having to incur significant remediation and notification costs, a degradation of the user experience, causing consumers to lose confidence in our products and services, and thereby harming our reputation, prompting regulatory inquiries and significant legal and financial costs. Additionally, applicable insurance policies may be insufficient to reimburse us for all such losses, and it is uncertain whether we will be able to maintain the current level of insurance coverage in the future on commercially reasonable terms or at all.
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
    We collect and store consumer information, including personal information. We implement and maintain measures designed to comply with applicable law to protect the consumer information we hold from unauthorized access or disclosure. It is possible that our security controls over consumer information, or the security controls of our business partners, vendors, or service providers, may not prevent the improper access to, use of, or disclosure of personal information. In addition, due to the high-profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security incident that leads to disclosure of consumer information (including personal information) has and could compel us to comply with disparate breach notification laws in various locations and otherwise subject us to liability under laws that protect personal information, any of which could result in increased costs or loss of revenue and reputational harm. A resulting perception that our products or services do not adequately protect personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners, vendors, or service providers (or their vendors that support services ultimately provided to us) experience a security incident that leads to the disclosure of our consumers' information, our reputation could be harmed, resulting in loss of revenue.
    In addition, certain of our products include online functionality. The ability of our products to enable this functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the related security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our consumers' information or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Compounding these risks, as artificial intelligence capabilities develop rapidly, individuals or groups of hackers and sophisticated organizations may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against. Further, the risk of such a breach may be heightened by world events, such as the Russia-Ukraine war and the war in the Middle East. If an actual or perceived breach of our safeguards occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such an event.
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
We derive revenue from advertisements and offers we serve to players. We need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. For our advertising business to continue to succeed, we need to continue to demonstrate the reach of our player network and success of our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term. Alternatively, if our advertising inventory is unavailable and demand exceeds supply, our ability to generate further revenues from advertising would be limited, particularly during peak hours and in key geographies. This could have an adverse effect on our reputation and our business, financial condition, and results of operations. Further, the U.S. federal Video Privacy Protection Act ("VPPA") and some U.S. states' wiretapping type laws may pose litigation risk for online businesses like ours. For instance, in recent years, plaintiffs' lawyers have asserted claims under the VPPA or the California Invasion of Privacy Act ("CIPA"), alleging that certain online activities and data collection via cookies and similar tracking technologies violate the law. Some courts have found that such practices, without proper opt-in consent, constitute illegal eavesdropping. We have defended our practices in response to these types of claims and may be required to respond to or defend against similar claims, which may divert resources, increase compliance costs, and negatively impact our financial condition. In addition, if we include advertising in our games that players view as excessive, such advertising may materially detract from players’ gaming experiences, thereby creating player dissatisfaction, which may cause us to lose players and revenues, and may negatively affect the in-game experience for players making purchases of virtual items in our games.
Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of targeted advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications, and state or federal regulators may mandate more user settings to limit or prohibit targeted advertising, analytics, or other data sharing with third parties for users of all or certain ages. For example, Apple previously created a proprietary identifier-for-advertisers, which simplifies the process for Apple users to opt out of certain types of advertising. In April 2021, Apple began requiring developers to get explicit permission from users, on an app-by-app basis, to use the identifier-for-advertisers, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising, campaigns and target users through user acquisition, and deliver targeted ads. These requirements are known as Apple’s AppTracking Transparency framework and have been maintained in subsequent versions of Apple iOS. Beginning January 2024, Google began requiring publishers and developers using certain Google advertising products to serve ads in the U.K. or E.U. to use a Google-certified consent management platform. There has also been a significant increase of litigation related to data sharing with third parties, including advertising partners. This has driven a need for more specific consent from users for sharing of their personal information, user interaction, and video viewing information with third parties, and it could lead to additional changes from our third party advertising and analytics partners. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.
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
•significant accounting charges resulting from the completion and integration of a sizable acquisition and increased capital expenditures, including potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of an acquisition, such as the Goodwill impairment charge of approximately $3,500 we recognized during the fiscal year ended March 31, 2025;
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
    Future acquisitions and investments could result in the issuance of equity or equity-linked securities, which may potentially dilute our existing stockholders, or the incurrence of additional debt. They may also expose us to contingent liabilities or other obligations. In addition, acquisitions and investments may lead to increased expenses, including amortization of acquired intangibles assets, stock-based compensation, or potential write-offs of goodwill, intangible assets of acquired in-process technology. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.
In addition to acquisitions, we have divested and may in the future make additional divestments of certain products and services, including by shutting down studios, that no longer fit our long-term strategies. Divestitures may adversely impact our business, operating results, and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. In connection with these divestitures and other cost-optimization efforts, we have experienced several rounds of layoffs in the past, which could negatively affect our reputation and our ability to recruit new employees in the future. Any future layoffs could similarly harm our reputation and hinder our recruitment efforts.
We face risks from our international operations.
    We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America, and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. In either the U.S. or other countries, trade legislation, such as a change in or volatility around the current tariff structures, import/export compliance laws, a change in the relationship between either us or the U.S. and any country in which we have significant operations or sales, or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. In particular, on February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Economic Emergency Powers Act were unconstitutional. Following the U.S. Supreme Court's decision, on February 24, 2026, the U.S., via an Executive Order signed by the President, implemented a global 10% tariff on all countries for a period of 150 days. However, on May 7, 2026, a panel of federal judges on the Court of International Trade voted that such 10% tariffs on most U.S. imports are illegal. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
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
    Our business may also be affected directly or indirectly by major world events, such as the Russia-Ukraine war and the war in the Middle East. Such events could decrease the demand for our products and services, make it difficult or impossible for us to deliver products and services to certain of our customers, or result in restrictions in trade, all of which could negatively affect our business.
Further, the enforcement of regulations relating to mobile and other games with an online element in China remains uncertain, and further changes, either in the regulation or their enforcement could have a negative impact on our business in China. In order to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business. China has also enacted a privacy law that may affect how we structure our business and process of personal information.
    We are subject to a variety of laws and executive orders in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, online gaming, export, and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. We incur legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the U.S.
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
    We rely upon third-party digital delivery platforms, such as Microsoft's Xbox Live, PlayStation Network, Steam, and other third-party service providers, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. Given the increasing global usage of online platforms, the risks of connectivity issues may be heightened. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide game-related services and could have a material adverse effect on our business, financial condition, and operating results.
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
Increased competition for limited promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.
    While digital sales are increasingly important to our business, for physical sales, retailers have limited promotional resources. Competition is intense among newly introduced interactive entertainment software titles for adequate levels of promotional support. We cannot be certain that our new products will consistently achieve bestseller status. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support. Similarly, as digital sales increase in importance to our business, there is increasing competition for premium placements of products on websites.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer or other significant business relationship could seriously hurt our business.
    A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2026 accounted for 80.6% of our net revenue, with Apple, Sony, Google, and Microsoft each accounting for more than 10.0%. Our sales are made primarily without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business, financial condition, and operating results. In addition, if our customers are subject to pricing pressures due to deteriorating demand for our products, competition, or otherwise, such customers may pass those pricing pressures through to us, which could materially adversely affect our business, financial condition and operating results.
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
    In the U.S., if the ESRB rates a game as "AO", platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us.

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
Paying players make purchases in our games because of the perceived value of these virtual items, which is dependent on the relative ease of obtaining an equivalent good by playing our game. The perceived value of these virtual items can be impacted by various actions that we take in the games including offering discounts for virtual items, giving away virtual items in promotions or providing easier non-paid means to secure these goods. Managing game economies is difficult and relies on our assumptions and judgment. If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual items from us in the future, which would cause our business, financial condition and results of operations to suffer.
Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.
Game accounts and virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of game accounts or virtual items, such as virtual currency, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting gameplay vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not in any way facilitate these transactions and do not generate any revenue from them. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:
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
    We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws affecting "net neutrality" or measures enacted in certain jurisdictions, could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. In 2024, the Federal Communications Commission's efforts to reinstate net neutrality regulations in the U.S. were blocked by the

Sixth Circuit Court of Appeals. Notwithstanding that decision, several states have enacted net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business.
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
As a global company, we are subject to a variety of regulations and laws in the U.S. and abroad, including regarding consumer protection (including the use of prepaid cards, online safety, and the protection of minors), subscriptions, advertising, electronic marketing, privacy (including verified parental consent and age assurance), biometrics, cybersecurity, data protection and data localization or data transfer requirements, AI, online services, online gaming or gambling, anti-competition, freedom of speech, labor, real estate, taxation, social media and content moderation, escheatment, intellectual property ownership and infringement, tax, export and national security, tariffs and other trade restrictions, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us, which in some cases can be enforced by private parties in addition to government entities and regulatory bodies, are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations, codes of practice, and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent, or even contradictory, from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines, which in certain circumstances can be linked to a percentage of our global turnover. Any changes which we may introduce to our games in order to comply with these laws, regulations, codes of practice, and similar requirements, could make our games less attractive to our players, or cause us to change or limit our ability to sell our products in certain jurisdictions. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure that we will not be deemed to have violated any such laws and regulations.
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
    In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Middle East, Asia, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as "loot boxes," or in game "virtual currencies," should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and vulnerable adults, and, if so, what such regulations should include. In particular, Australia and Brazil have recently introduced more stringent regulations on games that contain simulated gambling and loot boxes. If new regulations are imposed, or other regulations are interpreted to apply to our games or certain game mechanics, such rules and regulations may expose us to civil and criminal penalties if we do not comply. For example, in January 2025, the U.S. Federal Trade Commission ("FTC") announced an enforcement action against a game developer for various consumer protection and privacy violations related to a game that was deemed by the FTC to have been directed at children under the federal children's privacy law. Central to the FTC's complaint was the game's implementation of a virtual currency and loot box system that was deemed too confusing for vulnerable consumers such as children and teens. The complaint was settled with the developer having to, among other things, agree to a ten-year compliance monitoring program and pay a fine of $20 million. Also, we may be subject to civil claims and regulatory actions alleging our games, including social casino games, violate certain state laws concerning unfair or deceptive acts or practices in conduct of any trade or commerce or certain state gambling laws.
Additionally, in the U.K., the government is expected to conclude its review of the implementation of the industry guidance on loot boxes which was published by the U.K. Interactive Entertainment Association. It is possible that the government's review may recommend further regulation to address the concerns raised during the 2020 call for evidence into loot boxes in video games. In addition, in Australia, the Phase 2 Industry Codes were recently approved by eSafety and have introduced new age assurance and other online safety requirements for distribution platforms and games containing certain content or interactive features.
Furthermore, the European Commission has confirmed that loot boxes, virtual currencies, and certain in-game mechanics, are being considered as part of its preparation of the Digital Fairness Act, a draft of which is expected to be published later this year. Similarly, the E.U.'s Consumer Protection Cooperation Network (which is comprised of consumer protection authorities from across the E.U.'s various member states) has recently published a set of "Key Principles on In-game Virtual Currencies" that introduces novel interpretations of existing E.U. consumer protection law and that present significant challenges for games that offer in-game virtual currencies to consumers in the E.U.
In March 2025, Spain's Council of Ministers introduced a new minor protection bill to the Spanish Parliament that proposes to limit the availability of certain loot boxes to consumers in Spain who are at least 18 years old. A similar bill was introduced in February 2026 by Portugal's Parliament. It is possible that other courts or regulatory agencies could adopt similar regulations or similarly broad interpretations of existing gambling laws to effectively regulate loot boxes in their jurisdiction as a form of gambling or otherwise as a prohibited commercial practice. In some of our games, such as CSR Racing 2, Dragon City, Empires & Puzzles, FarmVille 3, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic!, Monster Legends, NBA 2K, Top Eleven, WWE 2K, and Zynga Poker, certain mechanics may be deemed as “loot boxes.” Meanwhile, the U.K. and various European member states are actively exploring proposals to follow Australia's lead and prohibit the availability of social media services for teenagers under the age of 15 or 16. These proposed prohibitions could, if drafted broadly, impact the ability of certain consumers to access our products and services, particularly those that include communications functionality or user generated content.
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
Within the mobile games industry there has been an increase in recent years in the use of a user acquisition channel called incentivized marketing. Incentivized marketing offers generally involve offering an incentive to the players, such as in-game app currency, for certain actions, such as downloading the game, completing consumer surveys or reaching certain milestones in a game. While we believe our use of incentivized marketing to be a legally permissible promotional activity, if the use of incentivized marketing were deemed to affect the legality of our games, we may be required to restructure our marketing activities in a manner that could impair our revenue or reduce the effectiveness of our marketing expenses. We may also be subject to enforcement actions by federal or state regulators, as well as private litigation, which would materially affect our business and results of operations.
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
    We are subject to certain privacy and data protection laws and industry terms and codes of conduct, the requirements of which are rapidly changing and likely will continue to do so for the foreseeable future. This may add complexity to our compliance efforts and could have a negative impact on or materially change our approach to the sale and marketing of our products. For example, because we target our services to and/or receive and process the personal information of individuals in the E.U. and the U.K., and we maintain certain local entities in the E.U. and the U.K. responsible for processing personal information, we are subject to the E.U. General Data Protection Regulation ("E.U. GDPR"), and the E.U. GDPR as assimilated into U.K. Law ("U.K. GDPR"). To the extent personal information is transferred from the E.U., U.K., or Switzerland across borders, we use legally valid transfer mechanisms such as standard contractual clauses and adequacy decisions; however, such mechanisms have been subject to legal scrutiny and may face additional challenges or regulatory guidance in the future, which could require us to implement different or additional measures and face increased compliance burdens and cost. The E.U. GDPR and U.K. GDPR contain significant penalties for non-compliance, which have been imposed by regulators. In addition, E.U. member states continue to enact national laws to implement the E.U. GDPR. Also, the E.U. Digital Services Act (“DSA”) became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, reporting and transparency obligations, and other requirements on digital services to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of service recipients to lodge lawsuits against service providers in respect of any damage or loss suffered as result of such noncompliance. Similar online safety laws have been introduced in Australia, the U.K., and Brazil, all of which include significant fines for noncompliance.
In the U.S., approximately 20 states have enacted comprehensive privacy laws and several other states have enacted more narrow privacy laws. These apply to the processing of personal information of those states' residents and may impact how we can collect and use that information, especially for players under 18 years of age. Other U.S. states are considering similar privacy or data protection laws that may apply to us. Certain U.S. states are also considering a number of other additional laws related to the use of artificial intelligence or “automated decision making,” and advertising, such as requiring mandatory device settings for users to opt-out of advertising. Failure to comply with privacy and data protection laws may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.
Moreover, a number of jurisdictions impose specific and more onerous requirements regarding the collection and use of child and teen data. For instance, the U.S. Children's Online Privacy Protection Act ("COPPA") regulates the collection, use, and disclosure of personal information from children under 13 years of age, and age-based privacy laws can apply to how we collect and use personal information or provide certain game features to players up to 18 years of age, including how or whether we are permitted to use their information for targeted advertising. The FTC's most recent amendments to the COPPA Rule became effective in April 2026. These amendments expand the definition of covered personal information and impose new data retention and information security obligations. The U.K. implemented an Age Appropriate Design Code, which became effective in September 2021, that sets forth risk-based standards to be implemented by organizations that provide online services (e.g., online games) likely to be accessed by children in the U.K. under the age of 18, as part of such organization’s efforts to comply with applicable data protection laws. A number of U.S. states have enacted or are considering legislation similar to the U.K. Age Appropriate Design Code and several have also enacted or are considering legislation that prohibits targeted advertising to child and teen players under the age of 16 or 18 without express consent. For instance, the California Age-Appropriate Design Code Act took effect in July 2024. Since September 2023, the California Attorney General has been enjoined from enforcing elements of the act on First Amendment grounds. In March 2026, this injunction was narrowed but will undergo further review in the courts. Many states have focused recent regulatory efforts on children's and teens' privacy, with various state laws in place or taking effect in 2026 on issues including parental consent, age-verification obligations, and app store accountability. We cannot predict how these or other age-based obligations imposed on providers of online services may affect our compliance efforts going forward, and whether they will result in industry-wide changes to online services available to child and teen players; however, they may impact our financial position or operations to the extent that we are required to modify our practices, policies, products, or services as a result.
The U.S. government, including the FTC and the Department of Commerce, also continue to review the need for greater or different regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the U.S. Congress is considering a number of legislative proposals to regulate in this area, including a draft Federal comprehensive privacy law, updates to existing children's privacy laws that may expand the scope of coverage, and online safety laws that may require additional content moderation or changes to features in our games to minimize potential harm to children. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. We cannot predict whether such proposals may be enacted into law, in what form or when. Any such new or amended privacy laws may add complexity to our compliance efforts and require us to expend additional financial or other resources as a result.
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
    It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the interactive entertainment industry, including player privacy, advertising, taxation, content suitability and moderation, online safety, copyright, distribution, and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through digital sales. Any such changes would require us to devote legal and other resources to address such regulation and may impair our business, financial condition, and operating results. For example, existing laws or new laws regarding the regulation of currency, banking institutions, and unclaimed property may be interpreted to cover virtual currency or virtual goods. If that were to occur, we may be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Similarly, changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding in-game currencies, loot boxes and other in-game items, features or mechanics may lessen the growth of the interactive entertainment industry and impair our business, financial condition, and operating results. Similarly, new regulatory developments internationally aimed at better protecting consumers online from illegal or harmful content and interactions may introduce additional compliance and reporting obligations for our business which may increase operating costs. If we were to fail to comply with such new regulations, it could result in proceedings or litigation against us by governmental authorities or regulators, which could result in substantial fines or judgments against us, damage our reputation, affect our financial condition, and harm our business.
    Although we have structured and operate our skill tournaments and game mechanics, including random digital item mechanics, with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments or game mechanics could become subject to gambling-related rules and regulations, or be deemed violative of current rules and regulations, and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, Brazil has recently introduced new regulations to prohibit the availability of paid random digital items to players under the age of 18 and other jurisdictions such as Spain and Portugal are actively considering introducing similar restrictions. Should additional jurisdictions introduce similar prohibitions on random digital item mechanics, we might be required to alter some of our games to address these additional requirements or seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Moreover, the inclusion of random digital item mechanics has attracted the attention of the interactive gaming community, and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S., the E.U., or elsewhere regarding these activities may lessen the growth of online or casual game services and impair our business.

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
As of March 31, 2026, we had $2,500.0 aggregate principal amount of outstanding senior notes ("Senior Notes") and a $1,000.0 revolving credit facility under that certain Credit Agreement, dated as of May 23, 2022 (as amended, the "2022 Credit Agreement") with no outstanding borrowings. (Refer to Note 11 – Debt to our Consolidated Financial Statements, herein).
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
    We are a multinational corporation with operations in the U.S. and various other jurisdictions around the world. Accordingly, we are subject to tax in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate or tax payable could be adversely affected by a variety of factors, including changes in the business, the mix and level of earnings between countries with differing statutory tax rates, changes in the realizability of deferred tax assets, changes in the availability of local tax incentives and production tax credits, changes in legislation that could scale back or eliminate tax credits for software development (which have benefitted our results in the past and whose benefits could be lessened or eliminated through such legislation in the future), changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed estimates, our income tax provision and net income or loss could be materially affected.
We have recorded a valuation allowance against the majority of our deferred tax assets due to uncertainty with respect to their realization. We expect to provide for a valuation allowance until other significant positive evidence arises that suggests that the benefits associated with the deferred tax assets are more likely than not to be realized.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of the OBBB, which reduced our estimated U.S. cash tax liability. It did not, however, impact our U.S. deferred tax assets or liabilities since we continue to maintain a full valuation allowance against U.S. net deferred tax assets. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The new tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
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
In addition, TCJA added BEAT to prevent the reduction of tax liability through certain payments made to foreign related parties. BEAT imposes a minimum tax on taxpayers to prevent profit shifting from such payments. It is possible that we could be subject to BEAT and that it could have a significant adverse impact on our effective tax rate, tax payments, and financial condition in future periods.
Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us and agreed to implement a global minimum tax regime, referred to as Pillar Two, intended to conform to the new and evolving Organisation for Economic Cooperation and Development ("OECD") guidelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. Although the U.S., and certain other countries, has not yet enacted Pillar Two legislation, it is possible that Pillar Two could have an adverse impact effective tax rate, tax payments, and financial condition in future periods.
On January 5, 2026, the OECD released new administrative guidance outlining a "side-by-side" arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of our fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of additional Pillar Two guidance. We will continue to monitor legislative and regulatory developments to assess the potential impact of Pillar Two. In addition, an increasing number of countries have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.
Our ability to use net operating loss and tax credit carryforwards to reduce future years' taxes could be substantially limited under Internal Revenue Code Sections 382 and 383 if we experience an ownership change as defined in the Internal Revenue Code Section 382.
Section 382 of the Internal Revenue Code contains rules that limit the ability of a company to use its net operating loss and tax credit carryforwards in years after an ownership change, which is generally defined as any change in ownership of more than 50% of its stock over a three-year testing period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and/or any change in ownership arising from a new issuance of stock by the company. If, as a result of future transactions involving our common stock, including purchases or sales of stock by 5% stockholders, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to use our net operating loss and tax credit carryforwards would be subject to additional limitations under Sections 382 and 383. Generally, if an ownership change occurs, the annual taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax-exempt rate and the value of the company's stock immediately before the ownership change. Depending on the resulting limitation, a portion of our net operating loss and tax credit carryforwards could expire before we would be able to use them. Our inability to fully utilize any net operating losses or tax credit carryforwards to reduce the tax liability in the future could have a material and negative affect on our future financial position and results of operations.
We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.
    Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2026, 40.8% of our net revenue was earned outside the U.S. We are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden the distribution of our existing products and expand our online gaming presence, especially in China. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs, trade restrictions, and duties, fluctuations in foreign currency exchange rates, especially in jurisdictions like Turkey; shipping delays, and international political, regulatory and economic developments, such as the Russia-Ukraine war and the war in the Middle East, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.
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
In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase. As a result of geopolitical conditions, our counterparty credit risk may be particularly exacerbated, as certain of our counterparties may face financial difficulties in paying owed amounts on a timely basis or at all. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.
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
We may issue equity or equity-based securities in the future to facilitate acquisitions or strategic transactions, as we did in connection with our acquisitions of Zynga and Gearbox, to adjust our ratio of debt to equity, to fund expansion of our operations or for other purposes, such as the approximately $1.2 billion underwritten public offering of our common stock that we completed in May 2025. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced. The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
Natural disasters, cyber incidents, weather events, wildfires, power disruptions, telecommunications failures, pandemics, health crises and other public health events, failed upgrades of existing systems or migrations to new systems, acts of terrorism, geopolitical conflict (such as the Russia-Ukraine war and the war in the Middle East), or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services all of which could materially impact our reputation and brand, financial condition and operating result.
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
Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, events, such as the Russia-Ukraine war and the war in the Middle East, and the adverse impacts of implemented tariffs and trade wars, could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
c.if deemed appropriate, reporting by our CISO to the Company’s Management and its Disclosure Committee, comprised of multi-disciplinary senior leaders across the organization, including representatives of our accounting, human resources, finance, information technology and legal functions, and consultation with internal and external legal counsel, for further review and determination of the scope and materiality of the incident or incidents, including whether public disclosure is appropriate or required; and
d.informing the Audit Committee and the Technology Risk Committee (which was formed in October 2025) of our Board of significant or material cybersecurity incidents, as appropriate.
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
Governance
Our Board actively oversees our risk management activities both directly and through its committees and considers various risk topics throughout the year, including, through the Audit Committee and the Technology Risk Committee,

cybersecurity and information security risk management and controls. As part of its oversight function, the Board, directly and through its Audit Committee and Technology Risk Committee, oversees the Company’s risk assessment and risk management policies, including related to cybersecurity. At least quarterly (with respect to the Technology Risk Committee) and annually (with respect to the Board), our CTO and CISO report to the Technology Risk Committee or the Board, respectively, addressing a broad range of topics, including significant cybersecurity incidents that have occurred, if any, since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.
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
We believe our information technology team to be well-qualified in this area. These qualifications include collective decades of professional experience in the field, in both private enterprise and government, and relevant training and certifications, such as Certified Information Systems Security Professional certification, ISO 27001 certification, and other technical cybersecurity certifications from ISC2, the SANs Institute, and OffSec, as well as recent participation in IT and cybersecurity programs organized by leading educational institutions with expertise in the field.
Item 2.    Properties
    Our principal executive offices are located at 110 West 44th Street (also known as 1133 Avenue of the Americas), New York, New York, in approximately 102,000 square feet of space under a lease expiring in December 2037. We also own office space in New York, New York, which was acquired in November 2025.
Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases approximately 39,500 square feet of office space in London, U.K., which expires in December 2034 and owns two office buildings in Edinburgh, U.K.
Rockstar's corporate offices occupy approximately 97,000 square feet of leased office space in New York, New York, under leases expiring in March 2030.
    2K's corporate offices and two development studios occupy approximately 90,000 square feet of leased office space in Novato, California, under a lease expiring in October 2033.
Zynga's corporate office occupy approximately 62,000 square feet of leased office space in San Mateo, California. The lease expires in June 2032. In addition, Zynga leases approximately 185,000 square feet for its former corporate headquarters located in San Francisco, California, which is now closed. The lease expires in June 2031.
We also own an office building located in Los Angeles, California, which was acquired in October 2025.
    In addition, our other subsidiaries lease office space in Sydney and Pyrmont, Australia; Halifax, Oakville, Montreal, Parksville, Quebec, Toronto, and Vancouver, Canada; Chengdu, Hong Kong, and Shanghai, China; Prague, Czech Republic; Helsinki, Finland; Cesson-Sévigné and Paris, France; Munich and Berlin, Germany; Budapest, Hungary; Bangalore, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Belgrade, Serbia; Singapore; Seoul, South Korea; Barcelona, Madrid, and Valencia, Spain; Lucerne, Switzerland; Taipei, Taiwan; Istanbul, Turkey; Brighton, Dundee, London, Lincoln, and Leeds, U.K.; and, in the U.S.: Agoura Hills, Carlsbad, Irvine, Los Angeles, Petaluma, Moorpark, San Francisco, San Mateo, and San Rafael, California; Chicago, Illinois; Sparks, Maryland; Andover and Westwood, Massachusetts; Las Vegas, Nevada; Bethpage and New York, New York; Eugene, Oregon; Austin and Frisco, Texas; and Kirkland and Seattle, Washington.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
    Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The number of record holders of our common stock was 269 as of May 11, 2026.
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
The following line graph compares, from March 31, 2021 through March 31, 2026, the cumulative total shareholder return ("TSR") on our common stock with the cumulative TSR on (1) the stocks comprising the NASDAQ Composite Index, (2) the stocks comprising the S&P 500 Index, and (3) the RDG Technology Composite Index. The comparison assumes $100 was invested on March 31, 2021 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative TSR calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Take-Two Interactive Software, Inc., the NASDAQ Composite Index,
the S&P 500 Index, and the RDG Technology Composite Index
March 2026

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/21
3/22
3/23
3/24
3/25
3/26
Take-Two Interactive Software, Inc.
NASDAQ Composite
S&P 500
RDG Technology Composite

* The graph and chart assume that $100 was invested on March 31, 2021 in the applicable stock or index and that all dividends were reinvested.

	March 31,
	2021	2022	2023	2024	2025	2026
Take-Two Interactive Software, Inc.	$100.00	$87.01	$67.52	$84.04	$117.29	$111.77
NASDAQ Composite	100.00	108.06	93.71	126.58	134.65	169.11
S&P 500	100.00	115.65	106.71	138.59	150.03	176.74
RDG Technology Composite	100.00	107.40	97.22	120.79	129.47	137.38
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
    During the fiscal years ended March 31, 2026, 2025, and 2024, we did not repurchase shares of our common stock. As of March 31, 2026, we had repurchased a total of 11.7 shares of our common stock under the program, and 10.0 shares of our common stock remained available for repurchase under the share repurchase program. All of the repurchased shares are classified as Treasury stock in our Consolidated Balance Sheets.
    Summary Table—The table below details the share repurchases that were made by us during the three months ended March 31, 2026:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
January 1 - 31, 2026	—	—	—	10.0
February 1 - 28, 2026	—	—	—	10.0
March 1 - 31, 2026	—	—	—	10.0
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
    We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, mobile, including smartphones and tablets, and personal computer ("PC"). We deliver our products through physical retail, digital download, online platforms, and cloud streaming services. We are continually innovating the design and development of our products, including by investing in artificial intelligence ("AI") tools and technologies, in order to enhance game play, anticipate changes in consumer behavior, and evolve our business as new dynamics develop. Refer to Item 1 - Business for additional discussion.
Trends and Factors Affecting our Business
    Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular franchises, particularly around new releases within those franchises, some of which have annual or biennial releases. Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 12.4% of our net revenue for the fiscal year ended March 31, 2026. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis. Rockstar plans to release Grand Theft Auto VI on November 19, 2026.
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
    Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 39.0% of our net revenue for the fiscal year ended March 31, 2026. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms, which has been and could be impacted by global economic factors, including global tariff policies. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability or pricing of consoles, which may also affect demand for our products. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, in-game purchases, and in-game advertising, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 97.0% of our net revenue for the fiscal year ended March 31, 2026. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
Player acquisition costs.    Principally for our mobile titles, we use advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures, which are recorded within Selling and marketing in our Consolidated Statements of Operations, generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, the effectiveness or cost of these acquisition and retention-related programs may change, affecting our operating results.
Content Release Highlights
During fiscal year 2026, 2K released Mafia: The Old Country, NBA 2K26, Borderlands 4, and WWE 2K26. Rockstar plans to release Grand Theft Auto VI on November 19, 2026.
Fiscal 2026 Financial Summary
Our net revenue for the fiscal year ended March 31, 2026 was led by a variety of our top franchises, primarily NBA 2K, Grand Theft Auto, Borderlands, Red Dead Redemption, and WWE 2K, as well as our top mobile contributors, primarily Toon Blast, Match Factory!, Empires & Puzzles, and Color Block Jam. Our net revenue for the fiscal year ended March 31, 2026 was $6,656.4, an increase of $1,022.8 or 18.2% compared to the fiscal year ended March 31, 2025.
    Our operating loss for the fiscal year ended March 31, 2026 was $104.2 compared to operating loss of $4,391.1 for fiscal year ended March 31, 2025, primarily driven by Goodwill impairment charges of $3,545.2 in the prior year, with no corresponding expense in the current year, as well as, higher sales of our products. For the fiscal year ended March 31, 2026, our net loss was $298.2, as compared to net loss of $4,478.9 in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2026 was $1.62, as compared to Basic and diluted loss per share of $25.58 for the fiscal year ended March 31, 2025.
    At March 31, 2026, we had $1,638.1 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,559.2 at March 31, 2025. This increase was primarily driven by proceeds from our May 2025 underwritten public offering of common stock (refer to Note 12 - Loss Per Share) and positive cash flow from product sales. These increases were partially offset by the repayment of our 2025 Notes and 2026 Notes (refer to Note 11 - Debt), as well as continued investments in software, fixed assets, and short-term investments.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies.

Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, and publisher incentives. Net Bookings were as follows:

	Fiscal Year Ended March 31,
	2026	2025	Increase/(decrease)	Increase/(decrease) %
Net Bookings	$6,721.0	5,648.0	$1,073.0	19.0%
    For the fiscal year ended March 31, 2026, Net Bookings increased by $1,073.0 as compared to the prior year period. The increase was primarily driven by higher Net Bookings from our NBA 2K franchise, our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025; Color Block Jam, which released in November 2024; and our Grand Theft Auto franchise.
Results of Operations
In this section, we discuss the results of our operations for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. For the comparison of fiscal year 2025 to fiscal year 2024, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2025.

The following tables set forth, for the periods indicated, our Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Fiscal Year Ended March 31,
	2026		2025		2024
Total net revenue	$6,656.4	100.0%	$5,633.6	100.0%	$5,349.6	100.0%
Cost of revenue	2,846.7	42.8%	2,571.4	45.7%	3,107.8	58.1%
Gross profit	3,809.7	57.2%	3,062.2	54.3%	2,241.8	41.9%
Selling and marketing	1,770.8	26.6%	1,683.7	29.9%	1,550.2	29.0%
Research and development	1,074.6	16.1%	1,005.2	17.8%	948.2	17.7%
General and administrative	874.4	13.1%	883.3	15.7%	716.1	13.4%
Depreciation and amortization	198.5	3.0%	229.4	4.1%	171.2	3.2%
Goodwill impairment	—	—%	3,545.2	62.9%	2,342.1	43.8%
Business reorganization	(4.4)	(0.1)%	106.5	1.9%	104.6	1.9%
Total operating expenses	3,913.9	58.7%	7,453.3	132.3%	5,832.4	109.0%
Income (loss) from operations	(104.2)	(1.5)%	(4,391.1)	(78.0)%	(3,590.6)	(67.1)%
Interest and other, net	(93.6)	(1.4)%	(100.2)	(1.8)%	(112.2)	(2.1)%
Loss before income taxes	(197.8)	(2.9)%	(4,491.3)	(79.8)%	(3,702.8)	(69.2)%
Provision for (benefit from) income taxes	100.4	1.5%	(12.4)	(0.2)%	41.4	0.8%
Net loss	(298.2)	(4.4)%	(4,478.9)	(80.0)%	(3,744.2)	(70.0)%

	Fiscal Year Ended March 31,
	2026		2025		2024
Net revenue by content:
Recurrent consumer spending	$5,196.6	78.1%	$4,474.6	79.4%	$4,213.5	78.8%
Full game and other	1,459.8	21.9%	1,159.0	20.6%	1,136.1	21.2%
Net revenue by platform:
Mobile	$3,333.0	50.1%	$2,942.0	52.2%	$2,748.0	51.4%
Console	2,597.3	39.0%	2,099.1	37.3%	2,167.3	40.5%
PC and other	726.1	10.9%	592.5	10.5%	434.3	8.1%
Net revenue by distribution channel:
Digital online	$6,459.7	97.0%	$5,431.8	96.4%	$5,112.2	95.6%
Physical retail and other	196.7	3.0%	201.8	3.6%	237.4	4.4%
Fiscal Years ended March 31, 2026 and 2025

	2026	% of net revenue	2025	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Total net revenue	$6,656.4	100.0%	$5,633.6	100.0%	$1,022.8	18.2%
Product costs	863.8	13.0%	821.1	14.6%	42.7	5.2%
Game intangibles	662.2	9.9%	811.0	14.4%	(148.8)	(18.3)%
Licenses	463.5	7.0%	365.8	6.5%	97.7	26.7%
Software development costs and royalties(1)	439.8	6.6%	168.1	3.0%	271.7	161.6%
Internal royalties	417.4	6.3%	405.4	7.2%	12.0	3.0%
Cost of revenue	2,846.7	42.8%	2,571.4	45.7%	275.3	10.7%
Gross profit	$3,809.7	57.2%	$3,062.2	54.3%	$747.5	24.4%
(1) Includes $(27.9) and $9.4 of stock-based compensation expense in fiscal year 2026 and 2025, respectively.
    For the fiscal year ended March 31, 2026, net revenue increased by $1,022.8, as compared to the prior year period. The increase was primarily driven by higher net revenue of $416.9 from our NBA 2K franchise; $210.3 from our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025; $206.6 from Color Block Jam, which released in November 2024; $121.9 from Toon Blast; and $115.1 from our Grand Theft Auto franchise.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from recurrent consumer spending increased by $722.0 and accounted for 78.1% of net revenue for the fiscal year ended March 31, 2026, as compared to 79.4% for the prior year period. The increase was primarily driven by higher net revenue from our NBA 2K franchise and Color Block Jam. Net revenue from full game and other increased by $300.8 and accounted for 21.9% of net revenue for the fiscal year ended March 31, 2026, as compared to 20.6% for the prior year period. The increase was primarily driven by higher net revenue from our Borderlands and Grand Theft Auto franchises, and our Mafia franchise, the latest installment of which, Mafia: The Old Country released in August 2025, partially offset by lower net revenue from our Sid Meier's Civilization franchise, the latest installment of which, Civilization VII, released in February 2025.
Net revenue from mobile increased by $391.0 and accounted for 50.1% of our total net revenue in the fiscal year ended March 31, 2026, as compared to 52.2% in the prior year period. The increase was primarily driven by higher net revenue from Color Block Jam and Toon Blast. Net revenue from console games increased by $498.2 and accounted for 39.0% of our total net revenue in the fiscal year ended March 31, 2026, as compared to 37.3% in the prior year period. The increase was primarily driven by higher net revenue from our NBA 2K and Borderlands franchises. Net revenue from PC and other increased by $133.6 and accounted for 10.9% of our total net revenue in the fiscal year ended March 31, 2026, as compared to 10.5% in the prior year period. The increase was primarily driven by higher net revenue from our Borderlands, Grand Theft Auto, and NBA 2K franchises, partially offset by lower net revenue from our Sid Meier's Civilization franchise.
    Net revenue from digital online channels increased by $1,027.9 and accounted for 97.0% of our total net revenue for the fiscal year ended March 31, 2026, as compared to 96.4% in the prior year period. The increase was primarily driven by higher net revenue from our NBA 2K franchise, Color Block Jam, our Borderlands and Grand Theft Auto franchises, and Toon Blast. Net revenue from physical retail and other channels decreased by $5.1 and accounted for 3.0% of our total net revenue for the fiscal year ended March 31, 2026, as compared to 3.6% for the prior year period.
    Gross profit as a percentage of net revenue for the fiscal year ended March 31, 2026 was 57.2%, as compared to 54.3% in the prior year period. The increase in gross profit as a percentage of net revenue was primarily driven by (i) lower amortization of intangible assets primarily due to higher impairments in the prior year and (ii) lower product costs as a percentage of net revenue, partially offset by higher amortization of capitalized software and development costs primarily due to the timing of releases.
    Changes in foreign currency exchange rates increased net revenue by $9.9 and increased gross profit by $45.4, respectively, in the fiscal year ended March 31, 2026 as compared to the prior year period.
Operating Expenses

	2026	% of net revenue	2025	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Selling and marketing	$1,770.8	26.6%	$1,683.7	29.9%	$87.1	5.2%
Research and development	1,074.6	16.1%	1,005.2	17.8%	69.4	6.9%
General and administrative	874.4	13.1%	883.3	15.7%	(8.9)	(1.0)%
Depreciation and amortization	198.5	3.0%	229.4	4.1%	(30.9)	(13.5)%
Goodwill impairment	—	—%	3,545.2	62.9%	(3,545.2)	(100.0)%
Business reorganization	(4.4)	(0.1)%	$106.5	1.9%	(110.9)	(104.1)%
Total operating expenses(1)	$3,913.9	58.7%	$7,453.3	132.3%	$(3,539.4)	(47.5)%
(1)Includes stock-based compensation expense, which was allocated as follows:

	2026	2025
Selling and marketing	$95.3	$92.4
General and administrative	149.0	123.2
Research and development	88.9	99.0
    Foreign currency exchange rates increased total operating expenses by $31.2 for the fiscal year ended March 31, 2026 as compared to the prior year period.
Selling and marketing
    Selling and marketing expenses increased by $87.1 for the fiscal year ended March 31, 2026 as compared to the prior year period, primarily driven by higher personnel expense due to higher performance-based compensation, as well as, higher marketing expense for Color Block Jam and our Borderlands franchise. These increases were partially offset by lower marketing expenses for Match Factory!, Game of Thrones: Legends, our Sid Meier's Civilization franchise, and Star Wars: Hunters.
Research and development
    Research and development expenses increased by $69.4 for the fiscal year ended March 31, 2026, as compared to the prior year period, primarily driven by (i) higher personnel expense due to the acquisition of Gearbox in June 2024 and higher performance-based compensation, and (ii) the timing of additional R&D-related credits related to certain titles. These increases were partially offset by lower production and development expenses for titles that are not technologically feasible.
General and administrative
    General and administrative expenses decreased by $8.9 for the fiscal year ended March 31, 2026, as compared to the prior year period, primarily driven by lower legal fees and contingencies related to the IBM case against Zynga, partially offset by higher personnel expense due to higher performance-based compensation.
Depreciation and amortization
    Depreciation and amortization expenses decreased by $30.9 for the fiscal year ended March 31, 2026, as compared to the prior year period, primarily driven by lower amortization related to intangible assets due to prior year impairments, partially offset by higher IT infrastructure expense and higher leasehold improvement expense for office buildouts.
Goodwill impairment
Goodwill impairment expense decreased by $3,545.2 for the fiscal year ended March 31, 2026, as compared to the prior year period, primarily driven by partial impairments recognized in the prior year, with no corresponding expense in the current year.

Business reorganization
Business reorganization expense decreased by $110.9 for the fiscal year ended March 31, 2026, as compared to the prior year period, primarily driven by our cost reduction program in fiscal year 2025 (the "2024 Plan").
Interest and other, net

	2026	% of net revenue	2025	% of net revenue	Increase/(decrease)	% Increase/(decrease)
Interest income	$85.1	1.3%	$98.6	1.8%	$(13.5)	(13.7)%
Interest expense	(151.4)	(2.3)%	(167.3)	(3.0)%	15.9	(9.5)%
Foreign currency exchange loss	(17.4)	(0.3)%	(22.6)	(0.4)%	5.2	(23.0)%
Other	(9.9)	(0.1)%	(8.9)	(0.2)%	(1.0)	11.2%
Interest and other, net	$(93.6)	(1.4)%	$(100.2)	(1.8)%	$6.6	(6.6)%
    Interest and other, net was expense of $93.6 for the fiscal year ended March 31, 2026, as compared to expense of $100.2 for the fiscal year ended March 31, 2025. The net decrease in expense was primarily driven by lower outstanding debt balances and lower interest expense due to the repayment of our 2025 Notes in April 2025 and our 2026 Notes in March 2026 (refer to Note 11 - Debt), decrease in foreign currency losses, and changes in fair value based on the observable price changes of our long-term investments. This was partially offset by lower interest income primarily due to lower interest rates.
Provision for income taxes
    Our provision for income taxes for the fiscal year ended March 31, 2026 was $100.4 as compared to a benefit from income taxes of $12.4 for the fiscal year ended March 31, 2025.
    When compared to the statutory rate of 21%, the effective tax rate of (50.8)% for the fiscal year ended March 31, 2026 was primarily driven by an expense of $113.4 from an increase in the U.S. valuation allowance expense, $18.2 from an increase in the foreign valuation allowance expense, and $79.0 from our geographic mix and foreign earnings, partially offset by a $45.7 benefit from tax credits and $39.7 of excess benefits from employee stock compensation.
When compared to the statutory rate of 21%, the effective tax rate of 0.3% for the fiscal year ended March 31, 2025 was primarily driven by an expense of $718.0 from nondeductible goodwill impairments, $222.7 from an increase in the U.S. valuation allowance expense, $25.5 from an increase in the foreign valuation allowance expense, and $41.4 from our geographic mix and foreign earnings, partially offset by a $54.5 benefit from tax credits anticipated to be utilized.
The change in the effective tax rate, when compared to the prior year period's effective tax rate, is primarily driven by the increased proportionate impact of the changes in valuation allowances and geographic mix of earnings. These were partially offset by increased tax benefits from employee stock compensation and the absence of expenses related to a prior year nondeductible goodwill impairment.
The accounting for share-based compensation will increase or decrease our effective tax rate based upon the difference between our share-based compensation expense and the deductions taken on our tax return, which depends on the stock price at the time of the employee award vesting.
The accounting for tax incentives and credits may increase or decrease our effective tax rate due to changes in tax legislation and elections we may make.
We anticipate that additional excess tax benefits or shortfalls from employee stock compensation, tax incentives or credits, and changes in our geographic mix of earnings could have a significant impact on our effective tax rate in the future. In addition, we are regularly examined by domestic and foreign taxing authorities. Examinations may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. It is possible that settlement of audits or the expiration of the statute of limitations could have an impact on our effective tax rate in future periods.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of the OBBB, which reduced our estimated U.S. cash tax liability. It did not, however, impact our U.S. deferred tax assets or liabilities since we continue to maintain a full valuation allowance against U.S. net deferred tax assets. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The new tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the fiscal year ended March 31, 2026. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the fiscal year ended March 31, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
Net loss and Loss per share
    For the fiscal year ended March 31, 2026, net loss was $298.2, as compared to a net loss of $4,478.9 in the prior year. Basic and diluted loss per share for the fiscal year ended March 31, 2026 was $1.62, as compared to basic and diluted loss per share of $25.58 for the fiscal year ended March 31, 2025. Basic weighted average shares of 183.9 were 8.8 higher as compared to the prior year period basic weighted average shares, primarily due to our May 2025 underwritten public offering of common stock, as well as normal stock compensation activity, including vests, grants, and forfeitures in the prior year being fully outstanding in the current year. See Note 12 - Loss Per Share to our Consolidated Financial Statements for additional information.
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
Short-term Investments
As of March 31, 2026, we had $443.8 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of March 31, 2026, we had $2,500.0 of Senior Notes outstanding.
On March 28, 2026, we repaid our 2026 Notes with a principal amount of $550.0.

On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0.
Credit Agreement
As of March 31, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.7 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at March 31, 2026.
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
    A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 80.6%, 81.0% and 79.8% of net revenue during the fiscal year ended March 31, 2026, 2025 and 2024, respectively. As of March 31, 2026, and 2025, five customers comprised 69.6% and 72.1% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 57.7% and 61.0% of such balance at March 31, 2026, and 2025, respectively. We had three customers who accounted for 22.7%, 21.0%, and 14.0% of our gross accounts receivable as of March 31, 2026, and three customers who accounted for 24.0%, 21.3%, and 15.7% of our gross accounts receivable as of March 31, 2025. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2026, and 2025. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of March 31, 2026, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1,359.7. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the fiscal years ended March 31, 2026, 2025, and 2024, we did not repurchase shares of our common stock under the program, but in the past have repurchased a total of 11.7 shares of our common stock under the program, and as of March 31, 2026, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net cash provided by (used in) operating activities	$624.3	$(45.2)	$(16.1)
Net cash used in investing activities	(649.2)	(151.5)	(28.2)
Net cash provided by (used in) financing activities	94.6	650.5	(91.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	9.2	3.4	3.1
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$78.9	$457.2	$(132.6)
    At March 31, 2026, we had $1,638.1 of Cash, cash equivalents, and restricted cash and cash equivalents, compared to $1,559.2 at March 31, 2025. The increase was due to Net cash provided by operating activities, which was primarily due to sales of our products, partially offset by investments in software development and licenses. The increase was also primarily due to Net cash provided by financing activities, primarily related to proceeds from May 2025 underwritten public offering of common stock (refer to Note 12 - Loss Per Share), partially offset by the repayment of our 2025 Notes and 2026 Notes (refer to Note 11 - Debt). This net increase was partially offset by the decrease in Net cash used in investing activities, which was primarily due to the purchase of short-term investments and fixed assets.
Commitments
    Refer to Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for disclosures regarding our commitments.
Capital Expenditures
    In fiscal year 2027, we anticipate capital expenditures to be $200.0.
Off-Balance Sheet Arrangements
    As of March 31, 2026 and 2025, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
International Operations
    Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the fiscal years ended March 31, 2026, 2025, and 2024, 40.8%, 39.5%, and 38.7%, respectively, of our net revenue was earned outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
Fluctuations in Quarterly Operating Results and Seasonality
    We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles, variations in sales of titles developed for particular platforms, market acceptance of our titles, development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles, projected and actual changes in platforms, the timing and success of title introductions by our competitors, product returns, changes in pricing policies by us and our competitors, the accuracy of retailers' forecasts of consumer demand, the size and timing of acquisitions, the timing of orders from major customers, and order cancellations and delays in product shipment. Sales of our full game products are also seasonal, with peak demand typically occurring in the fourth calendar quarter during the holiday season. For certain of our software products with multiple performance obligations, we defer the recognition of our net revenue over an estimated service period which generally ranges from five to fifteen months. As a result, the quarter in which we generate the highest Net Bookings may be different from the quarter in which we recognize the highest amount of Net revenue. Quarterly comparisons of operating results are not necessarily indicative of future operating results.
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
As of March 31, 2026, we had $443.8 of short-term investments. We also had $1,545.5 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Consolidated Financial Statements or liquidity as of March 31, 2026.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.75% at March 31, 2026) or (b) 1.000% to 1.625% above SOFR, approximately 3.66% at March 31, 2026, which rates are determined by the Company's credit rating. At March 31, 2026, there were no borrowings under our 2022 Credit Agreement.
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
For the fiscal years ended March 31, 2026 and 2025, our foreign currency translation adjustment was a gain of $29.6 and a gain of $8.2, respectively. The change in foreign currency translation adjustment was primarily driven by the weakening of the U.S. Dollar against the British Pound. We recognized foreign currency exchange transaction losses of $17.4, $22.6, and $28.6 for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, in Interest and other, net in our Consolidated Statements of Operations.
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
At March 31, 2026, we had $349.2 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $140.3 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2025, we had $299.8 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $97.0 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the fiscal years ended March 31, 2026, 2025 and 2024, we recorded a loss of $5.5, a gain of $5.3, and a gain of $5.3, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. As of March 31, 2026 and March 31, 2025, the fair value of these outstanding forward contracts were immaterial, and were included in Accrued expenses and other current liabilities when in a loss position, or in Prepaid expenses and other when in a gain position. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
    Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2026, 40.8% of our revenue was generated outside the U.S. Using sensitivity analysis, a hypothetical 10.0% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10.0% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2026, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
The share numbers in this Item 9B represent the actual number of shares (i.e., not presented in millions).
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2026, the following Section 16 officers and directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On February 19, 2026, Ellen Siminoff, a member of our Board of Directors, adopted a new written trading plan. The plan's maximum duration is until July 31, 2027, and the first trade will not occur until July 1, 2026, at the earliest. The trading plan is intended to permit Ms. Siminoff to sell up to an aggregate of 4,000 shares of our common stock.
•On March 3, 2026, Daniel Emerson, our Executive Vice President and Chief Legal Officer, adopted a new written trading plan. The plan's maximum duration is until December 31, 2026 and the first trade will not occur until June 8, 2026, at the earliest. The trading plan is intended to permit Mr. Emerson to sell up to an aggregate of 42,105 shares of our common stock.
No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2026. We intend to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2026). Our Code of Business Conduct and Ethics applicable to our directors and all employees, including senior financial officers, is available on our website at www.take2games.com. If we make any amendment to our Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(i)Financial Statements. See Index to Financial Statements on page 59 of this Report.
(ii)Financial Statement Schedule. See Note 19 - Supplementary Financial Information to our Consolidated Financial Statements.
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	9/24/2012	3.1
3.1.5	Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 2022	8-K	5/26/2022	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 26, 2008	8-A12B	3/26/2008	4.2
3.4	Take-Two Interactive Software, Inc.'s Fourth Amended and Restated By-Laws, as adopted and effective on January 4, 2023	8-K	1/6/2023	3.1
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	5/22/2024	4.1
4.2	Base Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.1
4.3	Third Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.4
4.4	Fourth Supplemental Indenture, dated as of April 14, 2022, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2022	4.5
4.5	Fifth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.1
4.6	Sixth Supplemental Indenture, dated as of April 14, 2023, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	4/14/2023	4.2
4.7	Seventh Supplemental Indenture, dated as of June 12, 2024, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	6/12/2024	4.1
4.8	Eighth Supplemental Indenture, dated as of June 12, 2024, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee.	8-K	6/12/2024	4.2
4.9	Form of Global Note representing 3.700% Senior Notes due 2027 (included as part of Exhibit 4.5)	8-K	4/14/2022	4.8
4.10	Form of Global Note representing 4.000% Senior Notes due 2032 (included as part of Exhibit 4.6)	8-K	4/14/2022	4.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.11	Form of Global Note representing 5.000% Senior Notes due 2026 (included as part of Exhibit 4.7)	8-K	4/14/2023	4.3
4.12	Form of Global Note representing 4.950% Senior Notes due 2028 (included as part of Exhibit 4.8)	8-K	4/14/2023	4.4
4.13	Form of Global Note representing 5.400% Senior Notes due 2029 (included as part of Exhibit 4.9)	8-K	6/12/2024	4.3
4.14	Form of Global Note representing 5.600% Senior Notes due 2034 (included as part of Exhibit 4.10)	8-K	6/12/2024	4.4
4.15	First Supplemental Indenture, dated May 23, 2022, by and among Zynga Inc., Zebra MS II, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.	8-K	5/26/2022	4.2
4.16	Form of Indenture to be entered into between the Company and The Bank of New York Mellon	S-3 ASR	2/7/2025	4.1(B)
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	14A	7/28/2025	Annex B
10.3	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	9/4/2020	99.2
10.4	Amendment to the Amended and Restated Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+	S-8	6/3/2022	99.2
10.5	Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan Qualified RSU Sub-Plan for France, effective as of September 15, 2017+	14A	7/27/2017	Annex C
10.6	Take-Two Interactive Software, Inc. 2017 Second Amended and Restated Global Employee Stock Purchase Plan, effective as of March 28, 2019+	10-K	5/14/2019	10.13
10.7	Form of Global Restricted Stock Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan+**				X
10.8	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (TSR)+**				X
10.9	Form of Global Restricted Stock Performance Unit Agreement Pursuant to the Take-Two Interactive Software, Inc. 2017 Stock Incentive Plan (RCS)+**				X
10.10	Form of Non-Employee Director Restricted Stock Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.6
10.11	Form of Non-Employee Director Stock Grant Agreement Pursuant to the Take-Two Interactive Software Inc. 2017 Stock Incentive Plan+	10-Q	11/8/2017	10.7
10.12	Take-Two Interactive Software, Inc. Deferred Compensation Plan+	8-K	9/5/2025	10.1
10.13	Take-Two Interactive Software, Inc. Deferred Compensation Plan Adoption Agreement+	8-K	9/5/2025	10.2
10.14	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.15	First Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.16	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.17	Third Amendment to Employment Agreement dated May 7, 2018, between the Company and Lainie Goldstein+	10-Q	8/3/2018	10.2
10.18	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.19	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson+	10-Q	2/6/2015	10.1
10.20	Management Agreement, dated as of November 17, 2017, by and between the Company and ZelnickMedia Corporation+	8-K	11/22/2017	10.1
10.21	Restricted Unit Agreement, dated as of April 13, 2018, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2018	10.2
10.22	Restricted Unit Agreement, dated as of April 15, 2019, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/15/2019	10.2
10.23	Restricted Unit Agreement dated as of April 13, 2020, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2020	10.2
10.24	Restricted Unit Agreement dated as of April 13, 2021, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2021	10.2
10.25	Restricted Unit Agreement dated as of April 13, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	S-3 ASR	4/13/2022	10.2
10.26	Management Agreement, dated as of May 3, 2022, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation	8-K	5/5/2022	10.1
10.27	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.3
10.28	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.4
10.29	Restricted Unit Agreement dated as of June 1, 2022, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	10-Q	8/9/2023	10.5
10.30	Restricted Unit Agreement dated as of June 1, 2023, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/1/2023	10.2
10.31	Restricted Unit Agreement dated as of June 3, 2024, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/3/2024	10.2
10.32	Restricted Unit Agreement dated as of June 2, 2025, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P.+	S-3 ASR	6/2/2025	10.2
10.33	Credit Agreement, dated as of May 23, 2022, by and among Take-Two Interactive Software, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BOFA Securities, Inc. and BNP Paribas	8-K	5/26/2022	10.1
10.34	Amendment No. 1 to Credit Agreement, dated as of May 14, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A.	10-K	5/22/2024	10.38
10.35	Amendment No. 2 to Credit Agreement, dated as of June 6, 2024, by and among Take-Two Interactive Software, Inc., and JPMorgan Chase Bank, N.A.	10-Q	8/9/2024	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.36	Amendment No. 3 to Credit Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, N.A.	10-K	5/20/2025	10.41
10.37	Receivables Purchase Agreement, dated as of May 19, 2025, by and among Take-Two Interactive Software, Inc., Zynga Inc., and Wells Fargo Bank, N.A.**	10-K	5/20/2025	10.42
10.38	Xbox 360 Publisher License Agreement dated November 17, 2005, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.39	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.40	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.41	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.42	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP*	10-Q	2/4/2014	10.2
10.43	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*	10-Q	10/30/2014	10.1
10.44	Amendment to the Xbox 360 Publisher License Agreement, signed on December 5, 2017, between Microsoft Corporation and the Company*	10-Q	2/8/2018	10.2
10.45	Xbox Console Publisher License Agreement, dated as of July 1, 2020, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation**	10-Q	11/6/2020	10.1
10.46	PlayStation Global Developer and Publisher Agreement, dated as of March 23, 2017, between the Company and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.*	10-K	5/24/2017	10.48
10.47	PlayStation 5 Amendment to PlayStation Global Developer and Publisher Agreement, effective as of May 1, 2020 and signed on September 30, 2020, between Take-Two Interactive Software, Inc. and certain of its affiliates and Sony Interactive Entertainment, Inc., Sony Interactive Entertainment America LLC, and Sony Interactive Entertainment Europe Ltd.**	10-Q	11/6/2020	10.4
10.48	Lease Agreement, dated as of December 12, 2016, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC for a premises with entrances at 1133 Avenue of the Americas and 110 West 44th Street, New York, New York 10036	10-Q	2/8/2017	10.1
10.49	First Amendment to Lease, dated as of July 25, 2018 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties II LLC	10-Q	11/8/2018	10.1
10.50	Second Amendment to Lease, dated as of August 31, 2021 by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	11/4/2021	10.1
10.51	Third Amendment to Lease, dated as of December 22, 2025, by and between Take-Two Interactive Software, Inc. and DOLP 1133 Properties III LLC	10-Q	2/4/2026	10.1
19.1	Take-Two Interactive Software, Inc. Securities Trading Policy	10-K	5/22/2024	19.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Take-Two Interactive Software, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	5/22/2024	97.1
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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
    Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2026 and 2025, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025, and 2024, (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2026, 2025, and 2024, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2026, 2025, and 2024, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2026, 2025, and 2024, and (vi) Notes to the Consolidated Financial Statements.
Item 16.    Form 10-K Summary
Not applicable.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2026
(All other items in this report are inapplicable)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
Description of the Matter
At March 31, 2026, the Company's goodwill balance was $1,061.9 million on its consolidated balance sheet. As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if events and circumstances indicate the fair value of a reporting unit may be below its carrying amount. If the carrying value exceeds the fair value, an impairment charge is recognized equal to the difference between the carrying value of the reporting unit and its fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment evaluation process.
Our audit procedures to test management's impairment evaluation of a certain reporting unit included, among others, assessing the valuation methodologies, and evaluating the impact of changes in selected assumptions. We involved our internal valuation specialists to assist in evaluating the valuation methodologies used to calculate the estimated fair value of a certain reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 21, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Take-Two Interactive Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Take-Two Interactive Software, Inc.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Take-Two Interactive Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 21, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
May 21, 2026

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,545.5	$1,456.1
Short-term investments	443.8	9.4
Restricted cash and cash equivalents	13.2	14.9
Accounts receivable, net of allowances of $0.9 and $1.6 at March 31, 2026 and 2025, respectively	737.0	771.1
Software development costs and licenses	68.8	80.8
Contract assets	89.7	80.8
Prepaid expenses and other	301.5	402.8
Total current assets	3,199.5	2,815.9
Fixed assets, net	445.4	443.8
Right-of-use assets	334.6	326.1
Software development costs and licenses, net of current portion	2,277.5	1,892.6
Goodwill	1,061.9	1,057.3
Other intangibles, net	1,653.2	2,336.0
Long-term restricted cash and cash equivalents	79.4	88.2
Other assets	331.7	220.8
Total assets	$9,383.2	$9,180.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$211.0	$194.7
Accrued expenses and other current liabilities	1,117.8	1,127.6
Deferred revenue	1,159.9	1,083.5
Lease liabilities	70.1	61.5
Short-term debt, net	30.0	1,148.5
Total current liabilities	2,588.8	3,615.8
Long-term debt, net	2,488.0	2,512.6
Non-current deferred revenue	29.7	25.4
Non-current lease liabilities	370.2	383.3
Non-current software development royalties	84.5	93.6
Deferred tax liabilities, net	182.3	259.6
Other long-term liabilities	128.8	152.7
Total liabilities	$5,872.3	$7,043.0
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized: no shares issued and outstanding at March 31, 2026 and 2025	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 209.1 and 200.8 shares issued and 185.4 and 177.1 outstanding at March 31, 2026 and 2025, respectively	2.1	2.0
Additional paid-in capital	11,953.7	10,312.0
Treasury stock, at cost; 23.7 and 23.7 common shares at March 31, 2026 and 2025, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(7,357.0)	(7,058.8)
Accumulated other comprehensive loss	(67.3)	(96.9)
Total stockholders' equity	$3,510.9	$2,137.7
Total liabilities and stockholders' equity	$9,383.2	$9,180.7
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue:
Game	$6,162.1	$5,167.5	$4,693.5
Advertising	494.3	466.1	656.1
Total net revenue	6,656.4	5,633.6	5,349.6
Cost of revenue	2,846.7	2,571.4	3,107.8
Gross profit	3,809.7	3,062.2	2,241.8
Selling and marketing	1,770.8	1,683.7	1,550.2
Research and development	1,074.6	1,005.2	948.2
General and administrative	874.4	883.3	716.1
Depreciation and amortization	198.5	229.4	171.2
Goodwill impairment	—	3,545.2	2,342.1
Business reorganization	(4.4)	106.5	104.6
Total operating expenses	3,913.9	7,453.3	5,832.4
Income (loss) from operations	(104.2)	(4,391.1)	(3,590.6)
Interest and other, net	(93.6)	(100.2)	(112.2)
Loss before income taxes	(197.8)	(4,491.3)	(3,702.8)
Provision for (benefit from) income taxes	100.4	(12.4)	41.4
Net loss	$(298.2)	$(4,478.9)	$(3,744.2)
Loss per share:
Basic and diluted loss per share	$(1.62)	$(25.58)	$(22.01)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	March 31,
	2026	2025	2024
Net loss	$(298.2)	$(4,478.9)	$(3,744.2)
Other comprehensive income
Foreign currency translation adjustment	29.6	8.2	6.7
Change in fair value of available for sale securities	—	—	1.5
Other comprehensive income	29.6	8.2	8.2
Comprehensive loss	$(268.6)	$(4,470.7)	$(3,736.0)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2026	2025	2024
Operating activities:
Net loss	$(298.2)	$(4,478.9)	$(3,744.2)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	412.8	333.8	292.7
Stock-based compensation	305.3	324.0	335.6
Noncash lease expense	56.2	59.5	61.1
Amortization and impairment of intangibles	725.7	922.6	1,418.9
Depreciation	166.4	153.9	135.5
Goodwill impairment	—	3,545.2	2,342.1
Interest expense	151.4	167.3	140.6
Deferred income taxes	78.0	139.5	(150.4)
Fair value adjustments	12.5	6.9	8.6
Other, net	21.4	24.8	30.5
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	35.0	(105.0)	83.7
Software development costs and licenses	(688.9)	(691.6)	(603.4)
Prepaid expenses, other current and other non-current assets	(66.5)	11.9	(154.7)
Deferred revenue	78.5	6.8	(11.8)
Accounts payable, accrued expenses and other liabilities	(365.3)	(465.9)	(200.9)
Net cash provided by (used in) operating activities	624.3	(45.2)	(16.1)
Investing activities:
Change in bank time deposits	(434.4)	12.6	19.8
Sale and maturities of available-for-sale securities	—	—	146.9
Purchases of fixed assets	(162.8)	(169.4)	(141.7)
Divestitures	—	32.7	—
Purchases of long-term investments	(22.0)	(21.1)	(18.5)
Business acquisitions	(2.6)	6.5	(7.3)
Asset acquisitions	(27.4)	(20.3)	(27.4)
Other	—	7.5	—
Net cash used in investing activities	(649.2)	(151.5)	(28.2)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(2.9)	—	(94.1)
Issuance of common stock	1,247.5	77.3	39.4
Payment for settlement of convertible notes	—	(8.3)	—
Proceeds from issuance of debt	—	598.9	1,348.9
Cost of debt	—	(5.4)	(10.3)
Repayment of debt	(1,150.0)	—	(1,339.6)
Payment of contingent earn-out consideration	—	(12.0)	(35.7)
Net cash provided by (used in) financing activities	94.6	650.5	(91.4)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	9.2	3.4	3.1
Net change in cash, cash equivalents, and restricted cash and cash equivalents	78.9	457.2	(132.6)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,559.2	1,102.0	1,234.6
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,638.1	$1,559.2	$1,102.0
Supplemental data:
Interest paid	$153.0	$147.1	$137.0
Income taxes paid	$149.4	$144.3	$150.2
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2023	192.6	1.9	$9,010.2	(23.7)	$(1,020.6)	$1,164.3	$(113.3)	$9,042.5
Net loss	—	—	—	—	—	(3,744.2)	—	(3,744.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6.7	6.7
Stock-based compensation	—	—	416.1	—	—	—	—	416.1
Issuance of restricted stock, net of forfeitures and cancellations	2.1	—	—	—	—	—	—	—
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1.5	1.5
Net share settlement of restricted stock awards	(0.6)	—	(94.1)	—	—	—	—	(94.1)
Employee share purchase plan settlement	0.4	—	37.9	—	—	—	—	37.9
Exercise of stock options	—	—	1.5	—	—	—	—	1.5
Balance, March 31, 2024	194.5	1.9	9,371.6	(23.7)	(1,020.6)	(2,579.9)	(105.1)	5,667.9
Net loss	—	—	—	—	—	(4,478.9)	—	(4,478.9)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	8.2	8.2
Stock-based compensation	—	—	398.5	—	—	—	—	398.5
Issuance of restricted stock, net of forfeitures and cancellations	2.4	—	—	—	—	—	—	—
Employee share purchase plan settlement	0.4	—	45.9	—	—	—	—	45.9
Exercise of stock options	0.6	—	31.4	—	—	—	—	31.4
Issuance of shares related to Zynga convertible notes	0.1	—	16.0	—	—	—	—	16.0
Issuance of shares related to Gearbox acquisition	2.8	—	448.6	—	—	—	—	448.6
Other changes, net	—	0.1	—	—	—	—	—	0.1
Balance, March 31, 2025	200.8	2.0	10,312.0	(23.7)	(1,020.6)	(7,058.8)	(96.9)	2,137.7
Net loss	—	—	—	—	—	(298.2)	—	(298.2)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	29.6	29.6
Stock-based compensation	—	—	397.1	—	—	—	—	397.1
Issuance of restricted stock, net of forfeitures and cancellations	2.5	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(2.9)	—	—	—	—	(2.9)
Employee share purchase plan settlement	0.3	—	54.7	—	—	—	—	54.7
Issuance of common stock	5.5	0.1	1,192.7	—	—	—	—	1,192.8
Other changes, net	—	—	0.1	—	—	—	—	0.1
Balance, March 31, 2026	209.1	2.1	$11,953.7	(23.7)	$(1,020.6)	$(7,357.0)	$(67.3)	$3,510.9
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
    If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 80.6%, 81.0% and 79.8% of net revenue during the fiscal years ended March 31, 2026, 2025 and 2024, respectively. One customer accounted for 22.5%, 24.4% and 21.1% of net revenue during the fiscal years ended March 31, 2026, 2025, and 2024, respectively. A second customer accounted for 24.9%, 22.8%, and 23.2% of net revenue during the fiscal years ended March 31, 2026, 2025, and 2024, respectively. A third customer accounted for 15.0%, 17.4%, and 18.6% of net revenue during the fiscal years ended March 31, 2026, 2025, and 2024, respectively. A fourth customer accounted for 12.1%, 10.1%, and 12.3% of net revenue during the fiscal years ended March 31, 2026, 2025, and 2024, respectively. As of March 31, 2026 and 2025, five customers accounted for 69.6% and 72.1% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 57.7% and 61.0% of such balances at March 31, 2026 and 2025, respectively. We had three customers who accounted for 22.7%, 21.0%, and 14.0% of our gross accounts receivable as of March 31, 2026 and three customers who accounted for 24.0%, 21.3%, and 15.7% of our gross accounts receivable as of March 31, 2025. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of March 31, 2026 and 2025. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.
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
    We capitalize internal software development costs (including specifically identifiable payroll expense, employee stock-based compensation, and incentive compensation costs related to the completion and release of titles) as well as third-party costs (including development, production and other content) subsequent to establishing technological feasibility of a software title. Technological feasibility, which is evaluated on a product-by-product basis, requires the completion of both technical design documentation and game design documentation. Significant management judgments are made in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Prior to establishing technological feasibility of a product, we record any software development costs as research and development expenses. If we subsequently determine that a product that was technologically feasible ceases to meet the requirements for that determination, costs capitalized to date are expensed to Research and development in the period where the product is deemed no longer technologically feasible.
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
    Amortization of capitalized software development costs and licenses commences when a product is available for general release and is recorded on a title-by-title basis in cost of revenue. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current year revenue to the total revenue expected to be recorded over the remaining estimated life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Amortization periods for our software products generally range from 9 to 36 months.
    Certain government grants earned on qualified production spend generally either reduce the cost basis of our capitalized software development costs, which therefore results in reduced expense over the amortization period, or reduce period development expense recognized for titles that do not meet the capitalization criteria. In the absence of authoritative U.S. GAAP applicable to the period presented, we account for these incentives by analogy under ASC 105‑10‑05‑2 to the principles in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance.

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
    We have profit based internal royalty programs that allow selected employees to participate in the success of software titles that they assist in developing. Royalties earned under these programs are recorded as a component of Cost of revenue in the period earned. Amounts earned and not yet paid are reflected within the software development royalties component of Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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
Leases
We determine if an arrangement is a lease at contract inception. The assessment involves evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. This assessment is required for certain of our arrangements, primarily those related to our data centers.
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
In determining our lease liability, we include options to extend or terminate in the lease term when it is reasonably certain that we will exercise such option. For operating leases, the expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease modifications result in remeasurement of the lease liability. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We do not separate non-lease components from the related lease components.
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
    There were no goodwill impairments during the fiscal year ended March 31, 2026. During the fiscal years ended March 31, 2025 and 2024, we recognized goodwill impairment charges of $3,545.2 and $2,342.1, respectively, representing partial impairments related to one of our reporting units. The impairments were primarily due to a reduction in the forecasted performance of the reporting unit due to industry conditions and changes in our strategies for games within the reporting unit in response to those conditions. As of March 31, 2026, the goodwill balance of that reporting unit is $570.0. Unanticipated changes in business performance or the regulatory environment, market declines, and other events impacting the fair value of the reporting units, or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. Refer to Note 9 - Goodwill and Intangible Assets, Net.
Long-lived Assets
    We review all long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the related carrying amount of an asset or asset group may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using an appropriate discount rate. Refer to Note 9 - Goodwill and Intangible Assets, Net for impairments that occurred in the fiscal years ended March 31, 2026 and 2025.
Derivatives and Hedging
    We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we carry out transactions involving foreign currency exchange derivative financial instruments. The transactions are designed to hedge our exposure in currency exchange rate movements. We recognize derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and we measure those instruments at fair value. The changes in fair value of derivatives that are not designated as hedges are recognized currently in earnings as Interest and other, net in our Consolidated Statements of Operations. If a derivative meets the definition of a cash flow hedge and is so designated, the effective portion of changes in the fair value of the derivative are recognized, as a component of Other comprehensive income while the ineffective portion of the changes in fair value is recorded currently in earnings as Interest and other, net in our Consolidated Statements of Operations. Amounts included in Accumulated other comprehensive loss for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in Cost of revenue, Research and development expenses, or Interest and other, net, as appropriate.
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
    Our software products are sold as full games, which typically provide access to the main game content, primarily for console and PC. Generally, our full game software products deliver a license of our intellectual property that provides a functional offline gaming experience (i.e., one that does not require an Internet connection to access the main game content or other significant game related services). We recognize revenue related to the license of our intellectual property that provides offline functionality at the time control of the products has been transferred to our customers (i.e., upon delivery of the software product).
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
•Durable: Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated service period for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item. This estimate considers historical player usage patterns, the nature of the item, and the expected life of the related game and is reviewed periodically.
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
    Our software products are sold as digital downloads either through a third-party platform or directly to consumers. Revenue from digital downloads generally commences when the download is made available to the end user.
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
    Based on our evaluation of the above indicators, for sales arrangements via Microsoft’s Xbox Live, Sony’s PlayStation Network, and Valve's Steam we have determined we are not the principal in the sales transaction to the end user and therefore we report revenue based on the consideration received from the digital storefront. For sales arrangements via Apple's App Store and the Google Play Store, we have determined that we are the principal to the end user and thus report revenue on a gross basis and mobile platform fees charged by these digital storefronts are expensed as incurred and reported within Cost of revenue. These conclusions reflect differences in contractual arrangements, including which party controls pricing, the customer relationship, and fulfillment responsibilities prior to transfer to the end user.
Shipping and Handling
    Shipping and handling costs are incurred to move physical software products to customers. We recognize all shipping and handling costs as an expense in Cost of revenue because we are responsible for delivery of the product to our customers prior to transfer of control to the customer.
Estimated Service Period
    For certain performance obligations satisfied over time, we have determined that the estimated service period is the time period in which an average user plays our software products (“user life”) which most faithfully depicts the timing of satisfying our performance obligation. We consider a variety of data points when determining and subsequently reassessing the estimated service period for players of our software products. Primarily, we review the weighted average number of days between players’ first day played online or first in-game purchase and last day played online. When a new game is launched and therefore no history of online player data is available, we consider other factors to determine the user life, such as the estimated service period of other games actively being sold with similar characteristics. We also consider known online trends, the service periods of our previously released software products, and, to the extent publicly available, the service periods of our competitors’ software products that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of our game related services to our customers, as it is the best representation of the period during which our customers play our software products. Determining the estimated service period is subjective and requires significant management judgment and estimates. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current software products are generally between five and fifteen months depending on the software product.
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
Estimates Used in Revenue Recognition
    Certain aspects of revenue recognition involve the use of estimates, including the allocation of consideration to distinct performance obligations and the determination of the service period over which revenue is recognized. These estimates are based on observable data, historical experience and consistently applied methodologies. While actual results may differ from estimates due to changes in circumstances or market conditions, adjustments to estimates are recorded in the period in which they become known.
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
Marketing
    We expense marketing costs as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising, marketing, and other promotional expenses for the fiscal years ended March 31, 2026, 2025, and 2024 amounted to $1,287.1, $1,253.9, and $1,132.4, respectively, and are included in Selling and marketing expense in our Consolidated Statements of Operations.
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
Recently Issued Accounting Pronouncements
Government Grants
In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028 (April 1, 2029 for the Company) and interim periods within fiscal years beginning after December 15, 2029

(April 1, 2030 for the Company). We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.

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
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (April 1, 2025 for the Company). The amendments in this ASU are required to be applied on a prospective basis and retrospective adoption is permitted. ASU 2023-09 only affects financial statement disclosures. Refer to Note 15 - Income Taxes.
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
Net revenue by timing of recognition was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue recognized:
Over time	$5,291.9	$4,504.8	$4,312.2
Point in time	1,364.5	1,128.8	1,037.4
Total net revenue	$6,656.4	$5,633.6	$5,349.6

Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue recognized:
Recurrent consumer spending	$5,196.6	$4,474.6	$4,213.5
Full game and other	1,459.8	1,159.0	1,136.1
Total net revenue	$6,656.4	$5,633.6	$5,349.6
Platform
Net revenue by platform was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue recognized:
Mobile	$3,333.0	$2,942.0	$2,748.0
Console	2,597.3	2,099.1	2,167.3
PC and other	726.1	592.5	434.3
Total net revenue	$6,656.4	$5,633.6	$5,349.6
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other.
Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue recognized:
Digital online	$6,459.7	$5,431.8	$5,112.2
Physical retail and other	196.7	201.8	237.4
Total net revenue	$6,656.4	$5,633.6	$5,349.6
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of March 31, 2026 and March 31, 2025 were $1,189.6 and $1,108.9, respectively. For the fiscal year ended March 31, 2026, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the fiscal year ended March 31, 2026 and 2025, $1,065.7 and $1,044.4, of revenue was recognized, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
As of March 31, 2026, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,446.5, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,240.0 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of March 31, 2026 and March 31, 2025, our contract asset balances were $89.7 and $80.8, respectively.
Accounts Receivable sale program
On May 19, 2025, we entered into an arrangement to sell designated pools of high credit quality accounts receivable under an uncommitted accounts receivables purchase facility in an initial aggregate amount of up to $215.0 to an unaffiliated financial institution on a true sale basis. As these accounts receivable are sold without recourse, we do not retain the associated risks of lack of payment due to insolvency of the account debtors following the transfer of such accounts receivable to such financial institution. We will continue to collect cash from our account debtors and remit to the financial institution. We will derecognize the carrying value of the financial assets transferred and recognize a net gain or loss on the sale under Interest and other, net on our Consolidated Statements of Operations. The proceeds from these arrangements will be reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.
No receivables were sold under this facility during the fiscal year ended March 31, 2026. We may utilize this facility in future periods depending on cash flow needs and market conditions.
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
    In consideration for ZMC's services, we recorded consulting expense within General and administrative expenses on our Consolidated Statements of Operations of $16.6, $10.2, and $6.5 for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
    During the fiscal years ended March 31, 2026, 2025, and 2024, we recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses on our Consolidated Statements of Operations of $62.9, $56.2, and $52.8, respectively. See Note 16 - Stock-Based Compensation for a discussion of such awards.
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

	March 31, 2026
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$909.0	$—	$—	$909.0
Bank-time deposits	204.5	—	—	204.5
Short-term investments:
Bank-time deposits	443.8	—	—	443.8
Restricted cash and cash equivalents:
Money market funds	11.9	—	—	11.9
Bank-time deposits	1.2	—	—	1.2
Restricted cash and cash equivalents, long term:
Money market funds	79.4	—	—	79.4
Other assets:
Private equity	—	—	23.6	23.6
Equity securities	9.3	—	—	9.3
Foreign currency forward contracts	—	0.2	—	0.2
Total financial assets	$1,659.1	$0.2	$23.6	$1,682.9

Liabilities:
Short-term debt, net:
Convertible notes	—	30.0	—	30.0
Total financial liabilities	$—	$30.0	$—	$30.0

	March 31, 2025
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$842.6	$—	$—	$842.6
Bank-time deposits	296.4	—	—	296.4
Short-term investments:
Bank-time deposits	9.4	—	—	9.4
Restricted cash and cash equivalents:
Money market funds	12.0	—	—	12.0
Bank-time deposits	1.9	—	—	1.9
Restricted cash and cash equivalents, long term:
Money market funds	88.2	—	—	88.2
Other assets:
Equity securities	7.3	—	—	7.3
Private equity	—	—	24.3	24.3
Total financial assets	$1,257.8	$—	$24.3	$1,282.1

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Long-term debt, net:
Convertible notes	—	28.5	—	28.5
Total financial liabilities	$—	$28.6	$—	$28.6
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the fiscal year ended March 31, 2026.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At March 31, 2026 and March 31, 2025, we held $18.5 and $8.0, respectively, of such investments in Other assets within our Consolidated Balance Sheet.
See Note 9 - Goodwill and Intangible Assets, Net for goodwill and intangible related fair value measurements.

5.     SHORT-TERM INVESTMENTS
    Our short-term investments consisted of the following as of March 31, 2026:

	March 31, 2026
	Cost or Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
Short-term investments
Bank time deposits	$443.8	$—	$—	$443.8
Total Short-term investments	$443.8	$—	$—	$443.8

		March 31, 2025
		Cost or Amortized Cost	Gross Unrealized
			Gains	Losses	Fair Value
Short-term investments
Bank time deposits		$9.4	$—	$—	$9.4
Total Short-term investments	9400000	$9.4	$—	$—	$9.4
    The following table summarizes the contracted maturities of our short-term investments at March 31, 2026:

	March 31, 2026
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$443.8	$443.8
Total Short-term investments	$443.8	$443.8
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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	March 31,
	2026	2025
Forward contracts to sell foreign currencies	$349.2	$299.8
Forward contracts to purchase foreign currencies	140.3	97.0
    For the fiscal years ended March 31, 2026, 2025, and 2024, we recorded a loss of $5.5, a gain of $5.3, and a gain of $5.3, respectively, related to foreign currency forward contracts in Interest and other, net on our Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES
    Details of our capitalized software development costs and licenses are as follows:

	March 31,
	2026		2025
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$46.1	$2,224.6	$62.9	$1,845.6
Software development costs, externally developed	1.7	52.2	0.5	39.7
Licenses	21.0	0.7	17.4	7.3
Software development costs and licenses	$68.8	$2,277.5	$80.8	$1,892.6
    Software development costs and licenses, net of current portion as of March 31, 2026 and 2025 included $2,149.7 and $1,815.0, respectively, related to titles that have not been released.
Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Amortization of software development costs and licenses	$385.9	$265.7	$207.2
Impairment of software development costs and licenses	(1.0)	77.5	109.9
Portion representing stock-based compensation	27.9	(9.4)	(24.4)
Amortization and impairment, net of stock-based compensation	$412.8	$333.8	$292.7
    During the fiscal year ended March 31, 2026, $(6.0) of the impairment charges were recorded within Business reorganization and were primarily due to the recovery of previously incurred costs related to the termination of development of two of our titles in connection with the 2024 Plan (our cost reduction program in Fiscal 2025). The remaining $5.0 were recorded within Cost of revenue and primarily related to a decision not to proceed with further development of certain interactive entertainment software products.
During the fiscal year ended March 31, 2025, $42.4 of the impairment charges related to a decision not to proceed with further development of certain interactive entertainment software products. The remaining $35.1 of the impairment charges related to our cost reduction program.
During the fiscal year ended March 31, 2024, $88.2 of the impairment charges related to our cost reduction program, the remaining $21.7 related to (i) a decision not to proceed with further development of certain interactive entertainment software products, and (ii) recognizing unamortized capitalized costs for the development of a title that exceed the anticipated net realizable value of the asset at the time they were impaired.
As a result of government grants earned on qualified production spend to date, our software development costs and licenses were reduced by $233.2 and $170.5 as of March 31, 2026 and 2025, respectively. We had $32.8 and $128.1 current receivable within Prepaid expenses and other, and $250.6 and $150.6 non-current receivable within Other assets on our Consolidated Balance Sheets relating to such government grants as of March 31, 2026 and 2025, respectively. Within our Consolidated Statements of Operations, for fiscal years ended March 31, 2026, 2025, and 2024, Cost of revenue, was reduced by $75.5, $167.4, and $45.3, respectively, and Research and development expense was reduced by $9.9, $43.2, and $5.9, respectively.

8.     FIXED ASSETS, NET
    Fixed asset balances by category are as follows:

	March 31,
	2026	2025
Computer equipment	$394.4	$365.0
Leasehold improvements	333.1	313.2
Computer software	184.9	147.5
Buildings	57.9	29.5
Land	46.9	35.6
Furniture and fixtures	43.5	43.4
Office equipment	19.0	20.7
Total	$1,079.7	$954.9
Less: accumulated depreciation	(634.3)	(511.1)
Fixed assets, net	$445.4	$443.8
    Depreciation expense related to fixed assets for the fiscal years ended March 31, 2026, 2025, and 2024 was $166.4, $153.9, and $135.5, respectively.
9.   GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
    The change in our goodwill balance is as follows:

Total
Balance at March 31, 2024	$4,426.4
Gearbox acquisition	192.9
Additions from immaterial acquisitions	3.1
Currency translation adjustment	(4.1)
Divestitures	(15.8)
Impairment	(3,545.2)
Balance at March 31, 2025	$1,057.3
Currency translation adjustment	8.4
Purchase price adjustments related to prior acquisitions	(3.8)
Balance at March 31, 2026	$1,061.9
As of March 31, 2026, the gross amount of goodwill was $6,949.2 and our accumulated impairments were $5,887.3 for a net carrying amount of $1,061.9. As of March 31, 2025, the gross amount of goodwill was $6,944.6 and our accumulated impairments were $5,887.3 for a net carrying amount of $1,057.3.
There were no goodwill impairment charges for the fiscal year ended March 31, 2026. As of March 31, 2026, our qualitative and quantitative assessments indicated that it is more likely than not that the fair value of our reporting units exceeds their carrying amounts.
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
Indefinite-lived intangibles
Other intangibles, net, as of March 31, 2026, included in-process research and development ("IPR&D") assets of $22.0 acquired as part of the Gearbox acquisition, which are indefinite-lived intangibles and therefore not subject to amortization until the related games are released or development is abandoned, which would result in an impairment.

During fiscal 2026, one IPR&D project with a fair value of $14.0 was completed upon the commercial release of the related game. As a result, this asset was reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset (Developed Game Technology) and is being amortized on a straight-line basis over its estimated useful life of 3 years.
Definite-lived intangibles
    The following table sets forth the intangible assets that are subject to amortization:

	March 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average useful life
Developed Game Technology	$3,579.2	$(2,277.6)	$1,301.6	$3,624.0	$(1,781.6)	$1,842.4	6 years
Branding and Trade Names	354.2	(130.5)	223.7	354.0	(98.5)	255.5	12 years
Game Engine Technology	334.6	(301.0)	33.6	331.2	(223.0)	108.2	5 years
User Base	319.2	(319.2)	—	319.2	(319.2)	—	0 years
Developer Relationships	57.0	(55.0)	2.0	57.0	(40.7)	16.3	5 years
Intellectual Property	94.8	(24.5)	70.3	94.8	(17.4)	77.4	14 years
In Place Lease	2.1	(2.1)	—	2.0	(1.8)	0.2	0 years
Analytics Technology	32.0	(32.0)	—	29.9	(29.9)	—	0 years
Total intangible assets	$4,773.1	$(3,141.9)	$1,631.2	$4,812.1	$(2,512.1)	$2,300.0
    Amortization of intangible assets, including impairments, is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended 1	Fiscal Year Ended March 31,
		2026	2025	2024
Cost of revenue		$665.0	$814.3	$1,303.5
Selling and marketing		—	4.1	51.0
Research and development		28.7	28.7	28.7
Depreciation and amortization		32.0	75.5	35.7
Total amortization of intangible assets		$725.7	$922.6	$1,418.9
During the fiscal year ended March 31, 2026, we recorded impairment charges of $24.1 for acquisition-related Developed Game Technology intangible assets within Cost of revenue as a result of a reduction in the forecasted performance of certain games due to changes in our strategies.
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

    Estimated future amortization of intangible assets that will be recorded in Cost of revenue and operating expenses for the years ending March 31, are as follows:

Fiscal Year Ending March 31,	Amortization
2027	$604.6
2028	554.1
2029	205.2
2030	111.5
2031	38.2
10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities consisted of the following:

	March 31,
	2026	2025
Software development royalties	$359.3	$419.8
Compensation and benefits	371.5	268.3
Licenses	100.1	91.4
Marketing and promotions	58.5	77.0
Tax payable	36.1	41.5
Refund liability	34.0	32.8
Deferred acquisition payments	31.3	35.9
Interest payable	29.2	39.2
Other	97.8	121.7
Accrued expenses and other current liabilities	$1,117.8	$1,127.6

11. DEBT
The components of Long-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	$600.0	594.6
2028 Notes	4.95%	March 28, 2028	800.0	807.3
2029 Notes	5.40%	June 12, 2029	300.0	306.6
2032 Notes	4.00%	April 14, 2032	500.0	477.0
2034 Notes	5.60%	June 12, 2034	300.0	305.3
Total			$2,500.0	$2,490.8
Unamortized discount and issuance cost			(12.0)
Long-term debt, net			$2,488.0

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	$600.0	$590.8
2028 Notes	4.95%	March 28, 2028	800.0	808.5
2029 Notes	5.40%	June 12, 2029	300.0	308.3
2032 Notes	4.00%	April 14, 2032	500.0	468.6
2034 Notes	5.60%	June 12, 2034	300.0	308.9
2026 Convertible Notes	0.00%	December 15, 2026	28.5	28.5
Total			$2,528.5	$2,513.6
Unamortized discount and issuance cost			(15.9)
Long-term debt, net			$2,512.6

The components of Short-term debt, net on our Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2026 Convertible Notes	0.00%	December 15, 2026	30.0	30.0
Total			$30.0	$30.0
Unamortized discount and issuance cost			—
Short-term debt, net			$30.0

	Annual Interest Rate	Maturity Date	March 31, 2025	Fair Value (Level 2)
2025 Notes	3.55%	April 14, 2025	$600.0	$599.9
2026 Notes	5.00%	March 28, 2026	550.0	552.7
Total			$1,150.0	$1,152.6
Unamortized discount and issuance cost			(1.5)
Short-term debt, net			$1,148.5
The interest expense as it relates to our debt is recorded within Interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2026, and 2025, respectively, and was as follows:

	Fiscal Year Ended March 31,
	2026	2025
2025 Notes	$0.8	$21.3
2026 Notes	27.3	27.5
2027 Notes	22.2	22.2
2028 Notes	39.6	39.6
2029 Notes	16.2	12.9
2032 Notes	20.0	20.0
2034 Notes	16.8	13.4
Total	$142.9	$156.9
The following table outlines the aggregate amount of maturities of our borrowings, as of March 31, 2026:

Fiscal Year Ending March 31,	Maturities
2027	$29.4
2028	1,400.0
2029	—
2030	300.0
2031	—
Thereafter	800.0
Total	2,529.4
Fair value adjustments	0.6
Total face value	$2,530.0
Senior Notes
On June 12, 2024, we completed our offering and sale of $600.0 aggregate principal amount of our senior notes, consisting of $300.0 principal amount of our 5.400% Senior Notes due 2029 (the "2029 Notes") and $300.0 principal amount of our 5.600% Senior Notes due 2034 (the "2034 Notes"). The 2029 Notes and 2034 Notes (the "New Notes") were issued as additional notes under the existing Indenture. Debt issuance costs of $5.4 and original issuance discount of $1.1 were incurred in connection with the 2029 Notes and 2034 Notes. These debt issuance costs and original issuance discount are included as a reduction of the debt within Long-term debt, net on our Consolidated Balance Sheet and will be amortized into Interest and other, net in our Consolidated Statements of Operations over the contractual term of the New Notes.

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
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. We will pay interest on the 2026 Notes and 2028 Notes semi-annually on March 28 and September 28 of each year, commencing September 28, 2023. We will pay interest on each of the 2025 Notes, 2027 Notes, and 2032 Notes semi-annually on April 14 and October 14 of each year, commencing October 14, 2022. We will pay interest on each of the 2029 Notes and 2034 Notes semi-annually on June 12 and December 12 of each year, commencing on December 12, 2024. During the fiscal year ended March 31, 2026, we made interest payments of $153.0.
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
During the fiscal year ended March 31, 2026 and 2025, we recognized $5.0 and $6.1, respectively, of amortization of debt issuance costs and $0.5 and $0.6, respectively, of amortization of the original issuance discount.
Retirement of Senior Notes
On March 28, 2026, we repaid our 2026 Notes with a principal amount of $550.0, with proceeds from our May 2025 equity issuance.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.75% at March 31, 2026) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.66% at March 31, 2026, which rates are determined by the Company's credit rating.
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
Upon execution of the 2022 Credit Agreement, we incurred $4.9 of debt issuance costs that were capitalized within Other assets on our Consolidated Balance Sheet and will be amortized on a straight-line basis over the term of the 2022 Credit Agreement, with the expense recorded within Interest and other, net in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2026 and 2025, we amortized $0.6 and $6.1, respectively, of these debt issuance costs.
As of March 31, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately 997.7 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	March 31, 2026	March 31, 2025
Available borrowings	$997.7	$747.8
Outstanding letters of credit	2.3	2.2
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
Following the acquisition and according to the Supplemental Indentures, we assumed all of Zynga’s rights and obligations under the Indentures, and the Company guaranteed the payment and other obligations of Zynga under the Convertible Notes. As a result of our acquisition of Zynga, the right to convert each one thousand principal amount of such Convertible Notes into shares of Zynga common stock was changed into a right to convert such principal amount of such Convertible Notes into the number of units of Reference Property equal to the conversion rate in effect immediately prior to the closing, in each case pursuant to the terms and procedures set forth in the applicable Indenture. A unit of Reference Property is defined in each Indenture as 0.0406 shares of Take-Two common stock and $3.50 in cash, without interest, plus cash in lieu of any fractional shares of Take-Two common stock.
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
As of the expiration of the Fundamental Change, Make-Whole Fundamental Change, and Share Exchange Event, (a) $0.3 aggregate principal amount of the 2024 Convertible Notes and (b) $845.1 aggregate principal amount of the 2026 Convertible Notes were tendered for cash. In addition, (a) $668.3 aggregate principal amount of the 2024 Convertible Notes, and (b) no 2026 Convertible Notes were surrendered for conversion into the applicable Reference Property. In total, we paid $321.6 for the tendered or converted 2024 Convertible Notes, including interest, and $845.1 for the tendered 2026 Convertible Notes in cash, and we issued 3.7 shares of our common stock upon the conversion of the 2024 Convertible Notes. After settlement of all Convertible Notes tendered or surrendered for conversion, and after giving effect to the maturity of the 2024 Convertible Notes described below, no 2024 Convertible Notes remained outstanding and $29.4 aggregate principal amount of the 2026 Convertible Notes remained outstanding at March 31, 2026.
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
Under the terms of the applicable Indentures, prior to the close of business on the business day immediately preceding September 15, 2026 with respect to the 2026 Convertible Notes, the Convertible Notes will be convertible only under the following circumstances:
•    during any calendar quarter, if the value of a unit of Reference Property (based on the last reported sales price of our common stock), for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the applicable series of the 2026 Convertible Notes, on each applicable trading day;

•    during the five business-day period after any five consecutive trading-day period in which the trading price per one thousand principal amount of each applicable series of the 2026 Convertible Notes for such trading day was less than 98% of the product of the value of a unit of Reference Property (based on the last reported sale price of our common stock) and the conversion rate of the applicable series of the 2026 Convertible Notes, on each such trading day;

•    if we call the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the respective redemption date; or

•    upon the occurrence of specified corporate events described in the respective Indentures.
Upon any conversion, holders will receive either cash or a combination of cash and shares of Take-Two common stock, at our election. As of March 31, 2026, the conditions allowing holders of the 2026 Convertible Notes to convert their series of the Convertible Notes have not been met, and, therefore, they are not yet convertible.
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
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at March 31, 2026. We recorded $30.0 as the fair value of the remaining outstanding 2026 Convertible Notes, within Short-term debt, net, in our Consolidated Balance Sheet. During the fiscal year ended March 31, 2026 and 2025, we recognized a loss of $1.4 and loss of $2.3, respectively, within Interest and other, net in our Consolidated Statements of Operations.
12.  LOSS PER SHARE
    The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Year Ended March 31,
	2026	2025	2024
Computation of Basic and diluted loss per share
Net loss	$(298.2)	$(4,478.9)	$(3,744.2)
Weighted average common shares outstanding—basic	183.9	175.1	170.1
Basic and diluted loss per share	(1.62)	(25.58)	(22.01)
We incurred a net loss for the fiscal year ended March 31, 2026, 2025, and 2024; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive.
For the fiscal year ended March 31, 2026, we had 1.6 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
On May 22, 2025, we issued 5.5 shares of our common stock, at a price to the public of $225.00 per share, resulting in $1,192.8 of proceeds net of underwriting fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes, which may include the repayment of outstanding debt and future acquisitions.
13.   LEASES
    Our lease arrangements are primarily for (1) corporate, administrative, and development studio offices and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to twelve years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases.
Information related to our operating leases are as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Lease costs
Operating lease costs	$78.0	$84.9	$80.5
Short-term lease costs	1.6	3.8	4.9
There were no impairment charges during fiscal year ended March 31, 2026 related to our ROU assets. During the fiscal year ended March 31, 2025, we recognized $3.9 of impairment charges for office closures related to the 2024 Plan. There were no impairment charges during the fiscal year ended March 31, 2024 related to our ROU assets.

	Fiscal Year Ended March 31,
	2026	2025	2024
Supplemental operating cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$82.4	$87.1	$73.9
ROU assets obtained in exchange for lease obligations	58.9	80.4	89.5

	Fiscal Year Ended March 31,
	2026	2025	2024
Weighted average information
Remaining lease term	7.14 years	7.91 years	8.40 years
Discount rate	4.74%	4.75%	4.56%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2026, are as follows:

Fiscal Year Ending March 31,
2027	$92.9
2028	86.0
2029	84.0
2030	74.6
2031	64.4
Thereafter	146.6
Total future lease payments	$548.5
Less imputed interest	(108.2)
Total lease liabilities	$440.3
As of March 31, 2026, we have entered into a facility lease that has not yet commenced with future lease payments of approximately $2.4. This lease is expected to commence within the next twelve months and will have lease term of 5 years.
14.   COMMITMENTS AND CONTINGENCIES
A summary of annual minimum contractual obligations and commitments as of March 31, 2026 is as follows:

Fiscal Year Ending March 31,	Software Development and Licensing	Marketing	Purchase Obligations	Total
2027	$61.1	$30.4	$232.2	$323.7
2028	33.4	35.7	92.5	161.6
2029	20.5	36.3	25.6	82.4
2030	20.8	36.0	5.5	62.3
2031	20.0	29.5	1.2	50.7
Thereafter	20.0	39.0	0.4	59.4
Total	$175.8	$206.9	$357.4	$740.1
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
    Employee Savings Plans:    For our U.S. employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require employer contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2026, 2025, and 2024 were $55.1, $51.4, and $43.0, respectively.
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

15.   INCOME TAXES
    Components of Loss before income taxes are as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Domestic	$(447.2)	$(2,471.1)	$(2,081.8)
Foreign	249.4	(2,020.2)	(1,621.0)
Loss before income taxes	$(197.8)	$(4,491.3)	$(3,702.8)
Provision for (benefit from) current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
Current:
U.S. federal	$9.9	$0.2	$23.0
U.S. state and local	2.1	11.5	12.4
Foreign	166.1	115.0	107.5
Total current income taxes	178.1	126.7	142.9
Deferred:
U.S. federal	0.3	(55.3)	24.6
U.S. state and local	—	—	(22.6)
Foreign	(78.0)	(83.8)	(103.5)
Total deferred income taxes	(77.7)	(139.1)	(101.5)
Provision for (benefit from) income taxes	$100.4	$(12.4)	$41.4

Beginning with fiscal year ended March 31, 2026, we adopted ASU 2023-09 prospectively (refer to Note 1 – Basis of Presentation and Significant Accounting Policies). A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended March 31, 2026 is as follows:

	Fiscal Year Ended March 31, 2026
U.S. federal statutory rate	$(41.5)	21.0%
State and local taxes, net of U.S. federal benefit(1)	4.9	(2.5)%
Foreign tax effects(2)
Turkey
Withholding taxes	62.6	(31.7)%
Nondeductible and other	10.6	(5.4)%
United Kingdom
Nondeductible and other(3)	11.2	(5.6)%
Switzerland
Foreign tax rate differential	9.3	(4.7)%
Nondeductible and other	7.1	(3.6)%
Other foreign jurisdictions	9.9	(5.0)%
Effect of cross-border tax laws(4)	(30.4)	15.3%
Research & development credits	(45.1)	22.8%
Changes in valuation allowances(5)	103.8	(52.5)%
Nontaxable or nondeductible items
Excess tax benefits from stock-based compensation	(25.3)	12.8%
Nondeductible compensation	7.0	(3.6)%
Nondeductible and other	2.4	(1.1)%
Changes in unrecognized tax benefits, including interest(6)	13.9	(7.0)%
Effective tax rate	$100.4	(50.8)%
(1) California and Minnesota state taxes make up the majority (greater than 50%) of this category. Changes in state valuation allowances as a result of a determination in the fiscal year ended March 31, 2026 that it was more likely than not that such deferred tax assets would not be realized, are reflected in this category.
(2) Foreign tax effects include the changes in our valuation allowance on deferred tax assets as a result of a determination in the fiscal year ended March 31, 2026 that it was more likely than not that such deferred tax assets would not be realized. The changes are included in their respective international jurisdictions.
(3) Includes the impact of Pillar Two.
(4) Effect of cross-border tax laws are presented on a net basis, primarily related to Net Controlled Foreign Corporation Tested Income (NCTI), formally known as Global Intangible Low Taxed Income (GILTI) and foreign tax credits.
(5) The change in domestic valuation allowance includes an increase in our valuation allowance on deferred tax assets as a result of a determination in the fiscal year ended March 31, 2026 that it was more likely than not that such deferred tax assets would not be realized.
(6) Changes in unrecognized tax benefits are presented on an aggregated basis for all jurisdictions.

	Fiscal Year Ended March 31,
	2025	2024
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.4%	0.6%
Foreign tax rate differential(1)	(0.2)%	0.2%
Foreign earnings(2)	(0.5)%	(1.5)%
Tax credits(3)	1.2%	1.7%
Excess tax benefits from stock-based compensation	0.2%	(0.1)%
Earn-out adjustments	—%	0.1%
Valuation allowance-domestic(4)	(5.0)%	(9.1)%
Valuation allowance-foreign(4)	(0.6)%	(1.1)%
Nondeductible compensation	(0.1)%	(0.1)%
Global intangible low-taxed income	(0.5)%	(1.0)%
Foreign-derived intangible income	0.3%	0.5%
Change in reserves	—%	0.9%
Goodwill impairment	(16.0)%	(12.8)%
Other	0.1%	(0.4)%
Effective tax rate	0.3%	(1.1)%
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
(3) Tax benefits were recorded for fiscal years ended March 31, 2025 and 2024 attributable to certain tax credits related to software development activities.
(4) The change in domestic and foreign valuation allowance includes an increase in our valuation allowance on deferred tax assets as a result of a determination in the fiscal years ended March 31, 2025 and 2024 that it was more likely than not that such deferred tax assets would not be realized.

    The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2026	2025
Deferred tax assets:
Capitalized development costs, software and depreciation	$388.4	$440.6
Tax credit carryforward	339.3	232.5
Net operating loss carryforward	199.8	104.1
Equity-based compensation	146.0	158.3
Tax basis step up related to TRAF	131.4	131.1
Operating lease liabilities	108.3	100.2
Accrued compensation expense	101.6	79.7
Disallowed interest	7.7	20.8
Deferred revenue	8.9	2.8
Business reorganization	0.8	1.1
Other	22.6	25.7
Total deferred tax assets	1,454.8	1,296.9
Less: Valuation allowance	(1,262.3)	(1,127.0)
Net deferred tax assets	$192.5	$169.9
Deferred tax liabilities:
Intangible amortization	$(207.8)	$(338.1)
Right-of-use assets	(89.3)	(76.3)
Withholding taxes	(77.6)	(15.0)
Total deferred tax liabilities	(374.7)	(429.4)
Net deferred tax liability(1)	$(182.2)	$(259.5)
(1) As of March 31, 2026 and 2025, $0.1 and $0.1 are included in Deferred tax assets, included within Other assets, respectively, on our Consolidated Balance Sheets. As of March 31, 2026 and 2025, $182.3 and $259.6 are included in Deferred tax liabilities, net, respectively, on our Consolidated Balance Sheets.
    We assess the realizability of the deferred tax assets based on the available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to our cumulative loss position, which provides significant negative evidence, we recognized a tax expense of $135.3 from an increase in our valuation allowance on U.S. and foreign deferred tax assets, as a result of a determination that it was more likely than not that such deferred tax assets would not be realized. The remaining net deferred tax liability is primarily related to a basis difference in intangibles as a result of the acquisition of Zynga in May 2022.
    At March 31, 2026, we had domestic net operating loss carryforwards totaling $1,077.8 of which $34.9 will expire from 2027 to 2029, $205.1 will expire from 2030 to 2040, $339.8 will expire from 2041 to 2045, and the remainder will be carried forward indefinitely. In addition, we had foreign net operating loss carryforwards of $356.4, of which $272.8 will expire from 2027 to 2033, $14.6 will expire from 2042 to 2044 and the remainder may be carried forward indefinitely.
    At March 31, 2026, we had domestic tax credit carryforwards totaling $514.8, of which $159.1 expire from 2039 to 2046, and the remainder may be carried forward indefinitely. In addition, we had international tax credits of $17.2 which will expire from 2034 to 2043.
    As of March 31, 2026, it is our intention to reinvest indefinitely undistributed earnings of certain foreign subsidiaries. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of such certain foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.
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
    We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2026, 2025, and 2024, we recognized an increase of interest and penalties of $7.2, $14.8, and $13.5, respectively. The gross amount of interest and penalties accrued as of March 31, 2026 and 2025 was $55.6 and $48.4, respectively.
    As of March 31, 2026, we had gross unrecognized tax benefits, including interest and penalties, of $274.5, of which $110.6 would affect our effective tax rate if realized. For the fiscal year ended March 31, 2026, gross unrecognized tax benefits increased by $7.4.
    We are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended March 31, 2022, and with a few exceptions, and state income tax returns for periods prior to the fiscal year ended March 31, 2021. We are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended March 31, 2018. Certain U.S. federal, state and foreign taxing authorities are currently examining our income tax returns for the fiscal years ended March 31, 2018 through March 31, 2025.
    The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
    The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Balance, beginning of period	$218.6	$242.8	$274.7
Additions:
Current year tax positions	28.7	63.6	41.4
Prior year tax positions	—	—	2.3
Reduction of prior year tax positions	(10.2)	(60.3)	—
Lapse of statute of limitations	(18.3)	(28.1)	(76.2)
Other	—	0.6	0.6
Balance, end of period	$218.8	$218.6	$242.8
    We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended March 31, 2026 were as follows:

Fiscal Year Ended March 31, 2026
U.S. federal	$—
U.S. state and local	0.7
Foreign:
Finland	26.0
Turkey	83.6
United Kingdom	19.3
Other	19.8
Total	$149.4
16.   STOCK-BASED COMPENSATION
Stock Incentive Plan
    In September 2017, our stockholders approved our 2017 Stock Incentive Plan (as amended and restated, the "2017 Plan"). The aggregate number of shares issuable under the 2017 Plan is 30.9, subject to adjustment as set forth in the 2017 Plan, and, as of March 31, 2026, there were approximately 11.2 shares available for issuance. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the "Board") and allows for awards of restricted stock units and other stock-based awards of our common stock to employees and non-employees, including to ZMC in connection with their contract to provide executive management service to us. Subject to the provisions of the plans, the Board, or any Committee appointed by the Board, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award and the terms and conditions of the equity award.
Stock-Based Compensation Expense
    The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of revenue	$(27.9)	$9.4	$24.4
Selling and marketing	95.3	92.4	95.3
Research and development	88.9	99.0	104.4
General and administrative	149.0	123.2	111.5
Stock-based compensation expense before income taxes	305.3	324.0	335.6
(Benefit from) provision for for income taxes	2.8	(6.5)	(12.2)
Stock-based compensation expense, net of income tax benefit	308.1	317.5	323.4
Capitalized stock-based compensation expense	$98.0	$81.4	$85.4
    During the fiscal year ended March 31, 2026, the forfeiture of awards resulted in the reversal of expense of $49.1 and amounts capitalized as software development costs of $20.2. During the fiscal year ended March 31, 2025, the forfeiture of awards resulted in the reversal of expense of $8.3 and amounts capitalized as software development costs of $8.3. During the fiscal year ended March 31, 2024, the forfeiture of awards resulted in the reversal of expense of $2.4 and amounts capitalized as software development costs of $7.4.
    As of March 31, 2026, the total future unrecognized compensation cost related to outstanding unvested restricted stock was $664.6 and will be either recognized as compensation expense over a weighted-average period of approximately 2.48 years or capitalized as software development costs.
    For the fiscal years ended March 31, 2026, 2025, and 2024, the total fair values of restricted stock units that vested were $574.2, $526.6, and $309.3, respectively.
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
ZMC Non-Employee Awards
    In connection with the 2022 Management Agreement and the 2017 Management Agreement, we granted restricted stock units (in thousands) to ZMC (see Note 3 - Management Agreement) as follows:

	Fiscal Year Ended March 31,
	2026	2025
Time-based	74	102
Market-based(1)	224	311
Performance-based(1)	75	104
Total Restricted Stock Units	373	517
(1) Represents the maximum number of shares eligible to vest.
    Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2026 will vest on June 1, 2026, June 1, 2027, and June 1, 2028, and those granted in fiscal year 2025 partially vested on June 1, 2025 and will also vest in part on June 1, 2026, and June 1, 2027. Time-based restricted stock units granted in fiscal year 2024, partially vested on June 1, 2024, and June 1, 2025, and will also vest on June 1, 2026.
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
The unvested portion of time-based, market-based and performance-based restricted stock units held by ZMC as of March 31, 2026 and 2025 were 1.3 and 1.4, respectively. During the fiscal year ended March 31, 2026, 0.5 restricted stock units previously granted to ZMC vested, and 0.0 restricted stock units were forfeited by ZMC.
Fair Value of Stock-Based Awards
Time-Based Awards
    The estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock units granted to employees during the fiscal years ended March 31, 2026, 2025, and 2024 was $227.49, $162.17, and $138.25 per share, respectively.
    For the fiscal years ended March 31, 2026, 2025, and 2024, the estimated value, based on the closing price of our stock on the grant date, of time-based restricted stock awards granted to ZMC was $226.28, $163.64, and $137.59 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with time-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2025	3.7	$144.18
Granted	1.2	227.42
Vested	(1.7)	141.44
Forfeited	(0.3)	151.17
Non-vested restricted stock units at March 31, 2026	2.9)	$181.05

Market-Based Awards
    The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation to estimate the fair value of market-based awards:

	Fiscal Year Ended March 31,
	2026		2025		2024
	Employee Market- Based	Non- Employee Market-Based	Employee Market- Based	Non- Employee Market-Based	Employee Market- Based	Non- Employee Market-Based
Risk- free interest rate	3.8%	3.9%	4.7%	4.6%	4.0%	4.0%
Expected stock price volatility	31.0%	31.0%	34.1%	34.1%	36.6%	36.6%
Expected service period (years)	2.8	2.8	2.8	2.8	2.8	2.8
Dividends	None	None	None	None	None	None
    The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2026, 2025, and 2024 was $240.83, $241.52, and $195.85 per share, respectively.
For the fiscal years ended March 31, 2026, 2025, and 2024, the estimated value of the market-based restricted stock awards granted to ZMC was $225.09, $232.00, and $193.41 per share, respectively.
    The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with market-based restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2025	1.2	$194.30
Granted	0.6	234.44
Vested	(0.7)	175.94
Forfeited	—	229.37
Non-vested restricted stock units at March 31, 2026	1.1)	$231.70
Performance-Based Awards
    The estimated value of performance-based restricted stock awards granted to employees during the fiscal year ended March 31, 2026, 2025, and 2024 was $231.31, $201.82, and $139.21, respectively.
For the fiscal years ended March 31, 2026, 2025, and 2024, the estimated value of the performance-based restricted stock awards granted to ZMC was $168.76, $150.40, and $148.42 per share, respectively.
The following table summarizes the activity in non-vested restricted stock units to employees and ZMC under our stock-based compensation plans with performance restricted stock awards presented at 100% of target number of shares that may potentially vest:

	Shares (in millions)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock units at March 31, 2025	3.9	$115.40
Granted	1.0	225.82
Vested	(0.1)	126.25
Forfeited	(0.7)	212.55
Non-vested restricted stock units at March 31, 2026	4.1)	$125.05
Employee Stock Purchase Plans
    In September 2017, our stockholders approved our 2017 Global Employee Stock Purchase Plan as amended and restated ("ESPP"). The maximum aggregate number of shares of common stock that may be issued under the plan is 9.0, and as of March 31, 2026, there were approximately 7.2 shares available for issuance. The ESPP is administered by the Compensation Committee of the Board and allows for eligible employees an option to purchase shares of our common stock, which the employee may or may not exercise during an offering period. Eligible employees may authorize payroll deductions of between 1% and 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
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

	Fiscal Year Ended March 31,
	2026	2025
Risk-free interest rate	3.8-4.2%	4.4-5.4%
Expected stock price volatility	24.9-34.5%	23.6-25.1%
Expected service period (years)	0.5	0.5
Dividends	None	None
    For the fiscal year ended March 31, 2026, our employees purchased 0.3 shares for $55.2 with a weighted-average fair value of $169.55. For the fiscal year ended March 31, 2025, our employees purchased 0.4 shares for $46.8 with a weighted-average fair value of $117.53.
17.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2026	2025	2024
Interest income	$85.1	$98.6	$62.3
Interest expense	(151.4)	(167.3)	(140.6)
Foreign currency exchange loss	(17.4)	(22.6)	(28.6)
Other	(9.9)	(8.9)	(5.3)
Interest and other, net	$(93.6)	$(100.2)	$(112.2)
18.   ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following table provides the components of Accumulated other comprehensive loss:

	Foreign currency translation adjustments	Unrealized (loss) gain on available-for- sales securities	Total
Balance at March 31, 2024	$(105.0)	$(0.1)	$(105.1)
Other comprehensive loss before reclassifications	8.2	—	8.2
Balance at March 31, 2025	$(96.8)	$(0.1)	$(96.9)
Other comprehensive loss before reclassifications	29.6	—	29.6
Balance at March 31, 2026	$(67.2)	$(0.1)	$(67.3)

19.   SUPPLEMENTARY FINANCIAL INFORMATION
    The following table provides details of our valuation and qualifying accounts:

		Beginning balance	Additions	Deductions	Ending balance
Fiscal Year Ended March 31, 2026
Valuation allowance for deferred income taxes		$1,127.0	229.4	(94.1)	$1,262.3
Fiscal Year Ended March 31, 2025	Fiscal Year Ended
Valuation allowance for deferred income taxes		$799.1	330.5	(2.6)	$1,127.0
Fiscal Year Ended March 31, 2024
Valuation allowance for deferred income taxes		$338.2	488.0	(27.1)	$799.1
20.   ASSET ACQUISITIONS
On October 27, 2025, we purchased a building located in Los Angeles, California, for total cash consideration of $32.0.
On November 13, 2025, we purchased an office space located in New York, New York, for total cash consideration of $6.1.
Both transactions were treated as asset acquisitions, in which the cash consideration and direct transaction costs were allocated on a relative fair value basis to identified assets. The following table summarizes the acquisition date fair value of tangible assets, which are included within Fixed assets, net on our Consolidated Balance Sheets, acquired:

	March 31, 2026
	Fair Value	Weighted average useful life
Building	$27.8	30 years
Land	10.3	N/A
Total	$38.1

21. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally and by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis. Our CODM uses consolidated net income (loss) – supplemented by sales information by product category, major product title, and platform – for the purpose of evaluating performance and allocating resources. All significant expense categories are presented on our Consolidated Statements of Operations. Our other segment items include Depreciation and amortization, Business reorganization, Interest and other, net, and Provision for (benefit from) income taxes. The measure of segment assets is reported on the Consolidated Balance Sheet as Total assets. The CODM does not review segment assets at a level other than that presented on the Consolidated Balance Sheet.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Net revenue recognized:
United States	$3,940.4	$3,406.8	$3,279.2
International	2,716.0	2,226.8	2,070.4
Total net revenue	$6,656.4	$5,633.6	$5,349.6

The following represents our fixed assets, net by location:

	March 31,
	2026	2025
Fixed assets, net:
United States	$274.5	$263.5
International	170.9	180.3
Fixed assets, net	$445.4	$443.8

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer
May 21, 2026
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

Signature	Title	Date
/s/ STRAUSS ZELNICK	Chairman and Chief Executive Officer (Principal Executive Officer)
Strauss Zelnick		May 21, 2026
/s/ LAINIE GOLDSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Lainie Goldstein		May 21, 2026
/s/ LAVERNE SRINIVASAN
LaVerne Srinivasan	Lead Independent Director	May 21, 2026
/s/ MICHAEL DORNEMANN
Michael Dornemann	Director	May 21, 2026
/s/ WILLIAM "BING" GORDON
William "Bing" Gordon	Director	May 21, 2026
/s/ ROLAND HERNANDEZ
Roland Hernandez	Director	May 21, 2026
/s/ J MOSES
J Moses	Director	May 21, 2026
/s/ MICHAEL SHERESKY
Michael Sheresky	Director	May 21, 2026
/s/ ELLEN SIMINOFF
Ellen Siminoff	Director	May 21, 2026
/s/ SUSAN TOLSON
Susan Tolson	Director	May 21, 2026
/s/ PAUL VIERA
Paul Viera	Director	May 21, 2026