Form 10-Q
period 2026-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2026-08-07
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 186,980,443 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,364.9	$1,545.5
Short-term investments	461.7	443.8
Restricted cash and cash equivalents	14.0	13.2
Accounts receivable, net of allowances of $0.8 and $0.9 at June 30, 2026 and March 31, 2026, respectively	606.9	737.0
Software development costs and licenses	36.0	68.8
Contract assets	69.7	89.7
Prepaid expenses and other	403.9	301.5
Total current assets	2,957.1	3,199.5
Fixed assets, net	429.6	445.4
Right-of-use assets	321.9	334.6
Software development costs and licenses, net of current portion	2,395.0	2,277.5
Goodwill	1,060.9	1,061.9
Other intangibles, net	1,493.6	1,653.2
Long-term restricted cash and cash equivalents	67.2	79.4
Other assets	338.9	331.7
Total assets	$9,064.2	$9,383.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$179.5	$211.0
Accrued expenses and other current liabilities	914.3	1,117.8
Deferred revenue	988.4	1,159.9
Lease liabilities	71.5	70.1
Short-term debt, net	629.9	30.0
Total current liabilities	2,783.6	2,588.8
Long-term debt, net	1,889.8	2,488.0
Non-current deferred revenue	26.1	29.7
Non-current lease liabilities	353.5	370.2
Non-current software development royalties	71.1	84.5
Deferred tax liabilities, net	197.9	182.3
Other long-term liabilities	133.8	128.8
Total liabilities	$5,455.8	$5,872.3
Commitments and contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 210.7 and 209.1 shares issued and 187.0 and 185.4 outstanding at June 30, 2026 and March 31, 2026, respectively	2.1	2.1
Additional paid-in capital	12,095.8	11,953.7
Treasury stock, at cost; 23.7 and 23.7 common shares at June 30, 2026 and March 31, 2026, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(7,391.1)	(7,357.0)
Accumulated other comprehensive loss	(77.8)	(67.3)
Total stockholders' equity	$3,608.4	$3,510.9
Total liabilities and stockholders' equity	$9,064.2	$9,383.2
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,
	2026	2025
Net revenue:
Game	$1,422.8	$1,382.5
Advertising	111.1	121.3
Total net revenue	1,533.9	1,503.8
Cost of revenue	651.4	558.8
Gross profit	882.5	945.0
Selling and marketing	369.7	409.2
Research and development	273.8	256.4
General and administrative	226.3	207.4
Depreciation and amortization	48.2	50.4
Total operating expenses	918.0	923.4
(Loss) income from operations	(35.5)	21.6
Interest and other, net:
Interest income	22.8	16.5
Interest expense	(30.4)	(38.9)
Other income/(expense), net	(6.2)	(13.0)
Interest and other, net	(13.8)	(35.4)
Loss before income taxes	(49.3)	(13.8)
Benefit from income taxes	(15.2)	(1.9)
Net loss	$(34.1)	$(11.9)
Loss per share:
Basic and diluted loss per share	$(0.18)	$(0.07)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,
	2026	2025
Net loss	$(34.1)	$(11.9)
Other comprehensive (loss) income
Foreign currency translation adjustment	(10.5)	82.9
Other comprehensive (loss) income	(10.5)	82.9
Comprehensive (loss) income	$(44.6)	$71.0

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(34.1)	$(11.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and impairment of software development costs and licenses	107.5	46.1
Stock-based compensation	86.0	40.7
Noncash lease expense	14.5	13.1
Amortization and impairment of intangibles	168.5	174.8
Depreciation	40.1	42.1
Interest expense	30.4	38.9
Other, net	6.7	16.9
Changes in assets and liabilities:
Accounts receivable	130.0	114.8
Software development costs and licenses	(173.0)	(164.6)
Prepaid expenses, other current and other non-current assets	(104.6)	(43.5)
Deferred revenue	(174.9)	(72.3)
Accounts payable, accrued expenses and other liabilities	(265.9)	(239.8)
Net cash used in operating activities	(168.8)	(44.7)
Investing activities:
Change in bank-time deposits	(17.9)	(0.7)
Purchases of fixed assets	(25.0)	(25.1)
Purchases of long-term investments	(4.9)	(6.6)
Asset acquisitions	(15.8)	(4.4)
Proceeds from sale of marketable securities	11.2	—
Net cash used in investing activities	(52.4)	(36.8)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(1.3)	(1.3)
Issuance of common stock	31.8	1,219.6
Repayment of debt	—	(600.0)
Net cash provided by financing activities	30.5	618.3
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(1.3)	20.2
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(192.0)	557.0
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,638.1	1,559.2
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,446.1	$2,116.2
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flow includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2026	209.1	$2.1	$11,953.7	(23.7)	$(1,020.6)	$(7,357.0)	$(67.3)	$3,510.9
Net loss	—	—	—	—	—	(34.1)	—	(34.1)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(10.5)	(10.5)
Stock-based compensation	—	—	111.3	—	—	—	—	111.3
Issuance of restricted stock, net of forfeitures and cancellations	1.4	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(1.3)	—	—	—	—	(1.3)
Employee share purchase plan settlement	0.2	—	31.8	—	—	—	—	31.8
Other changes, net	—	—	0.3	—	—	—	—	0.3
Balance, June 30, 2026	210.7	$2.1	$12,095.8	(23.7)	$(1,020.6)	$(7,391.1)	$(77.8)	$3,608.4

	Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2025	200.8	$2.0	$10,312.0	(23.7)	$(1,020.6)	$(7,058.8)	$(96.9)	$2,137.7
Net loss	—	—	—	—	—	(11.9)	—	(11.9)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	82.9	82.9
Stock-based compensation	—	—	54.3	—	—	—	—	54.3
Issuance of restricted stock, net of forfeitures and cancellations	1.6	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(1.3)	—	—	—	—	(1.3)
Employee share purchase plan settlement	0.2	—	26.8	—	—	—	—	26.8
Issuance of common stock	5.5	0.1	1,192.7	—	—	—	—	1,192.8
Other changes, net	—	—	(0.4)	—	—	—	—	(0.4)
Balance, June 30, 2025	208.1	$2.1	$11,584.1	(23.7)	$(1,020.6)	$(7,070.7)	$(14.0)	$3,480.9

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual Consolidated Financial Statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
Net revenue by timing of recognition was as follows:

	Three Months Ended June 30,
	2026	2025
Net revenue recognized:
Over time	$1,295.0	$1,262.9
Point in time	238.9	240.9
Total net revenue	$1,533.9	$1,503.8
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended June 30,
	2026	2025
Net revenue by content:
Recurrent consumer spending	$1,289.8	$1,256.1
Full game and other	244.1	247.7
Total net revenue	$1,533.9	$1,503.8

Platform
Net revenue by platform was as follows:

	Three Months Ended June 30,
	2026	2025
Net revenue by platform:
Mobile	$762.3	$801.7
Console	640.5	550.6
PC and other	131.1	151.5
Total net revenue	$1,533.9	$1,503.8
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
	2026	2025
Net revenue by distribution channel:
Digital online	$1,507.3	$1,476.6
Physical retail and other	26.6	27.2
Total net revenue	$1,533.9	$1,503.8
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of June 30, 2026 and March 31, 2026 were $1,014.5 and $1,189.6, respectively. For the three months ended June 30, 2026, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended June 30, 2026 and 2025, $615.7 and $533.2, of revenue was recognized, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
As of June 30, 2026, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,271.2, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,061.6 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of June 30, 2026 and March 31, 2026, our contract asset balances were $69.7 and $89.7, respectively.
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
No receivables were sold under this facility during the three months ended June 30, 2026. We may utilize this facility in future periods depending on cash flow needs and market conditions.

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
In consideration for ZMC's services, we recorded consulting expense within General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.5 and $2.6 during the three months ended June 30, 2026 and 2025, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $15.9 and $14.7 during the three months ended June 30, 2026 and 2025, respectively.
In connection with the 2022 Management Agreement, we granted restricted stock units (in thousands) to ZMC as follows:

	Three Months Ended June 30,
	2026	2025
Time-based	65	74
Market-based(1)	199	224
Performance-based(1)	66	75
Total Restricted Stock Units	330	373
(1) Represents the maximum of shares eligible to vest
Time-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2027 will vest on June 1, 2027, June 1, 2028, and June 1, 2029, and those granted in fiscal year 2026, partially vested on June 1, 2026 and will also vest in part on June 1, 2027 and June 1, 2028. Time-based restricted stock units granted in fiscal year 2025, partially vested on June 1, 2025 and June 1, 2026 and will also vest in part on June 1, 2027.
Market-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2027 are eligible to vest on June 1, 2029, those granted in fiscal year 2026 are eligible to vest on June 1, 2028, and those granted in fiscal year 2025 are eligible to vest on June 1, 2027. Market-based restricted stock units are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ 100 index under the 2022 Management Agreement (as defined in the relevant grant agreement) as of the grant date measured over a three-year period, as applicable. To earn the target number of market-based restricted stock units (which represents 50% of the number of the market-based restricted stock units set forth in the table above), the Company must perform at the 50th percentile, with the maximum number of market-based restricted stock units earned if the Company performs at the 75th percentile.
Performance-based restricted stock units granted pursuant to the 2022 Management Agreement in fiscal year 2027 are eligible to vest on June 1, 2029, those granted in fiscal year 2026 are eligible to vest on June 1, 2028, and those granted in fiscal year 2025 are eligible to vest on June 1, 2027. The performance-based restricted stock units are tied to "RCS" (as defined in the relevant grant agreement) and are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of "RCS" measured over a three-year period. The target number of performance-based restricted stock units that may be earned pursuant to these grants is equal to 50% of the grant amounts set forth in the above table (the numbers in the table represent the maximum number of performance-based restricted stock units that may be earned). At the end of each reporting period, we assess the probability of each performance metric and upon determination that certain thresholds are probable, we record expense for the unvested portion of the shares of performance-based restricted stock units.
The unvested portions of time-based, market-based and performance-based restricted stock units held by ZMC were 1.1 and 1.3 as of June 30, 2026 and March 31, 2026, respectively. During the three months ended June 30, 2026, 0.4 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.

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

	June 30, 2026
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$774.6	$—	$—	$774.6
Bank-time deposits	208.4	—	—	208.4
Short-term investments:
Bank-time deposits	461.7	—	—	461.7
Restricted cash and cash equivalents:
Money market funds	12.5	—	—	12.5
Bank-time deposits	1.5	—	—	1.5
Restricted cash and cash equivalents, long term:
Money market funds	67.2	—	—	67.2
Other assets:
Private equity	—	—	26.5	26.5
Total financial assets	$1,525.9	$—	$26.5	$1,552.4

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1
Short-term debt, net:
Convertible notes	—	30.7	—	30.7
Total financial liabilities	$—	$30.8	$—	$30.8

	March 31, 2026
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$909.0	$—	$—	$909.0
Bank-time deposits	204.5	—	—	204.5
Short-term investments:
Bank-time deposits	443.8	—	—	443.8
Restricted cash and cash equivalents:
Money market funds	11.9	—	—	11.9
Bank-time deposits	1.2	—	—	1.2
Prepaid expenses and other:
Foreign currency forward contracts	—	0.2	—	0.2
Restricted cash and cash equivalents, long term:
Money market funds	79.4	—	—	79.4
Other assets:
Equity securities	9.3	—	—	9.3
Private equity	—	—	23.6	23.6
Total financial assets	$1,659.1	$0.2	$23.6	$1,682.9

Liabilities:
Short-term debt, net:
Convertible notes	$—	$30.0	$—	$30.0
Total financial liabilities	$—	$30.0	$—	$30.0
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the three months ended June 30, 2026.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. At June 30, 2026, and March 31, 2026, we held $18.5 and $18.5, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	June 30, 2026
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank-time deposits	$461.7	$—	$—	$461.7
Total Short-term investments	$461.7	$—	$—	$461.7

	March 31, 2026
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank-time deposits	$443.8	$—	$—	$443.8
Total Short-term investments	$443.8	$—	$—	$443.8
The following table summarizes the contracted maturities of our short-term investments at June 30, 2026:

	June 30, 2026
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$461.7	$461.7
Total Short-term investments	$461.7	$461.7

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
Foreign currency forward contracts
The following table shows the gross notional amounts of foreign currency forward contracts:

	June 30, 2026	March 31, 2026
Forward contracts to sell foreign currencies	$338.0	$349.2
Forward contracts to purchase foreign currencies	87.8	140.3
For the three months ended June 30, 2026 and 2025, we recorded a gain of $5.8 and a loss of $12.4, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency exchange forward contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	June 30, 2026		March 31, 2026
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$22.8	$2,363.4	$46.1	$2,224.6
Software development costs, externally developed	0.1	28.9	1.7	52.2
Licenses	13.1	2.7	21.0	0.7
Software development costs and licenses	$36.0	$2,395.0	$68.8	$2,277.5
During the three months ended June 30, 2026, $43.4 of impairment charges were recorded within Cost of revenue and were primarily related to a decision not to proceed with further development of certain interactive entertainment software products.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	March 31, 2026
Software development royalties	$347.1	$359.3
Compensation and benefits	231.1	371.5
Licenses	104.3	100.1
Marketing and promotions	63.1	58.5
Tax payable	39.8	36.1
Refund liability	22.4	34.0
Deferred acquisition payments	0.1	31.3
Interest payable	20.3	29.2
Other	86.0	97.8
Accrued expenses and other current liabilities	$914.3	$1,117.8

9. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2026	Fair Value (Level 2)
2028 Notes	4.95%	March 28, 2028	800.0	804.1
2029 Notes	5.40%	June 12, 2029	300.0	305.7
2032 Notes	4.00%	April 14, 2032	500.0	477.0
2034 Notes	5.60%	June 12, 2034	300.0	307.1
Total			$1,900.0	$1,893.9
Unamortized discount and issuance cost			(10.2)
Long-term debt, net			$1,889.8

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	600.0	594.6
2028 Notes	4.95%	March 28, 2028	800.0	807.3
2029 Notes	5.40%	June 12, 2029	300.0	306.6
2032 Notes	4.00%	April 14, 2032	500.0	477.0
2034 Notes	5.60%	June 12, 2034	300.0	305.3
Total			$2,500.0	$2,490.8
Unamortized discount and issuance cost			(12.0)
Long-term debt, net			$2,488.0

The components of Short-term debt, net on our Condensed Consolidated Balance Sheet were as follows:

	Annual Interest Rate	Maturity Date	June 30, 2026	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	$600.0	$597.0
2026 Convertible Notes	0.00%	December 15, 2026	30.7	30.7
Total			$630.7	$627.7
Unamortized discount and issuance cost			(0.8)
Short-term debt, net			$629.9

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2026 Convertible Notes	—%	December 15, 2026	30.0	30.0
Total			$30.0	$30.0
Unamortized discount and issuance cost			—
Short-term debt, net			$30.0
The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, respectively, and was as follows:

	Three Months Ended June 30,
	2026	2025
2025 Notes	—	0.8
2026 Notes	—	6.9
2027 Notes	5.6	5.6
2028 Notes	9.9	9.9
2029 Notes	4.1	4.1
2032 Notes	5.0	5.0
2034 Notes	4.2	4.2
Total	$28.8	$36.5
The following table outlines the aggregate amount of maturities of our borrowings, as of June 30, 2026:

Fiscal Year Ending March 31,	Maturities
2027 (remaining)	$29.4
2028	1,400.0
2029	—
2030	300.0
2031	—
Thereafter	800.0
Total	2,529.4
Fair value adjustments	1.3
Total face value	$2,530.7

For a complete description of the terms, conditions, and covenants governing our Senior Notes, Credit Agreement and Convertible Notes, refer to Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Senior Notes
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. Interest is payable semi-annually. During the three months ended June 30, 2026, we made interest payments of $37.6.
During the three months ended June 30, 2026 and 2025, we recognized $0.9 and $1.3, respectively, of amortization of debt issuance costs and $0.1 and $0.1, respectively, of amortization of the original issuance discount, within Interest and other, net.
On March 28, 2026, we repaid our 2026 Notes with a principal amount of $550.0, with proceeds from our May 2025 equity issuance.
On April 14, 2025, we repaid our 2025 Notes with a principal amount of $600.0, with proceeds from our June 2024 note offering.
Credit Agreement
Our credit agreement dated as of May 23, 2022, (as amended on May 19, 2025, the "2022 Credit Agreement"), provides a $1,000.0 unsecured five-year revolving credit facility that matures on May 19, 2030, subject to certain extension options.
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.75% at June 30, 2026) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.65% at June 30, 2026, which rates are determined by the Company's credit rating.
As of June 30, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.5 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	June 30, 2026	March 31, 2026
Available borrowings	$997.5	$997.7
Outstanding letters of credit	2.5	2.3
Convertible Notes
In conjunction with the acquisition of Zynga on May 23, 2022, we assumed Zynga's outstanding 0.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and 0.00% Convertible Senior Notes due 2026 (the “2026 Convertible Notes” and, together with the 2024 Convertible Notes, the “Convertible Notes”). We have elected to account for these Convertible Notes, which are considered derivatives, using the fair value option (Level 2) under ASC 825, as the Convertible Notes were initially recognized at fair value under the acquisition method of accounting in connection with the acquisition of Zynga and we do not expect significant fluctuations in fair value through maturity. Any subsequent adjustments are recorded within Interest and other, net.
2026 Convertible Notes. The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2026. We recorded $30.7 as the fair value of the remaining outstanding 2026 Convertible Notes, within Short-term debt, net, in our Condensed Consolidated Balance Sheet as of June 30, 2026. During the three months ended June 30, 2026 and 2025, we recognized a loss of $0.7 and a loss of $2.6, respectively, within Interest and other, net in our Condensed Consolidated Statements of Operations.

10. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2026	2025
Computation of Basic and diluted loss per share
Net loss	$(34.1)	$(11.9)
Weighted average shares outstanding—basic	186.2	180.8
Basic and diluted loss per share	$(0.18)	$(0.07)
We incurred a net loss for the three months ended June 30, 2026 and 2025; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive.
For the three months ended June 30, 2026, we had 1.5 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the three months ended June 30, 2026, 1.4 restricted stock awards vested, we granted 1.9 unvested restricted stock awards, and 0.1 unvested restricted stock awards were forfeited.
11. COMMITMENTS AND CONTINGENCIES
We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, we did not have any significant changes to our commitments since March 31, 2026.
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
12. INCOME TAXES
The benefit from income taxes for the three months ended June 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $15.2 for the three months ended June 30, 2026, as compared to the benefit from income taxes of $1.9 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 30.8% for the three months ended June 30, 2026 was primarily driven by tax benefits of $16.9 related to geographic mix of earnings and changes in reserves.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of OBBB in our projected annual effective tax rate. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
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

The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the three months ended June 30, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
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
13. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally and by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis. Our CODM uses consolidated net income (loss) – supplemented by sales information by product category, major product title, and platform – for the purpose of evaluating performance and allocating resources. All significant expense categories are presented on our Condensed Consolidated Statements of Operations. Our other segment items include Depreciation and amortization, Interest and other, net, and Benefit from income taxes. The measure of segment assets are reported on the Condensed Consolidated Balance Sheet as Total assets. The CODM does not review segment assets at a level other than that presented on the Condensed Consolidated Balance Sheet.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
	2026	2025
Net revenue recognized:
United States	$920.0	$900.4
International	613.9	603.4
Total net revenue	$1,533.9	$1,503.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein, which are not historical facts, including statements relating to Take-Two Interactive Software, Inc.'s ("Take-Two," the "Company," "we," "us," or similar pronouns) outlook, are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "should," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including risks relating to the timely release and significant market acceptance of our games; the risks of conducting business internationally, including as a result of unforeseen geopolitical events; the impact of changes in interest rates by the Federal Reserve and other central banks, including on our short-term investment portfolio; the impact of inflation; volatility in foreign currency exchange rates; our dependence on key management and product development personnel; our dependence on our NBA 2K and Grand Theft Auto products and our ability to develop other hit titles; our ability to leverage opportunities on PlayStation®5 and Xbox Series X|S; factors affecting our mobile business, such as player acquisition costs; the ability to maintain acceptable pricing levels on our games; and other risks included herein; as well as, but not limited to, the risks and uncertainties discussed under the heading "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026; and our other periodic filings with the Securities and Exchange Commission. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion should be read in conjunction with the MD&A and our annual Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. All figures are in millions, except per share amounts or as otherwise noted.
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
Our teams have established a portfolio of proprietary software content for the major hardware and mobile platforms, and we aim to be at the forefront of technological innovation. We have a diverse portfolio that spans all key platforms and numerous genres, including action, adventure, family, casual, hyper-casual, role-playing, shooter, social casino, sports, and strategy. This enables us to appeal to a wide array of consumers worldwide, ranging from game enthusiasts to casual gamers. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. In addition, we selectively license several highly recognizable renowned brands, particularly in sports entertainment. We support our products with innovative marketing programs created by our global teams.
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

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases across all key platforms. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, L.A. Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular series, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. We believe that Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 470 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 230 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar Games titles. Rockstar Games continues to invest in the series and will release Grand Theft Auto VI on November 19, 2026, during the current fiscal year. The label released its first trailer for the title in December 2023 and the second in May 2025, and pre-orders for the title commenced in June 2026. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 85 million units worldwide. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
2K.    Our 2K label publishes a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports, and family/casual entertainment. In recent years, 2K has expanded its offerings to include several new franchises that are expected to enhance and diversify its slate of games and provide opportunities for sequels and additional content. We expect 2K to continue to develop new, successful franchises in the future. 2K's internally owned and developed series include the critically acclaimed, multi-million unit selling BioShock, Borderlands, Mafia, Sid Meier's Civilization, and XCOM franchises. 2K's sports simulation titles include NBA 2K, which continues to be the top-ranked NBA basketball video game, WWE 2K professional wrestling, and PGA TOUR 2K. 2K also publishes mobile titles, including WWE SuperCard and NBA 2K All-Stars.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular series, particularly around new releases within those series, some of which have annual or biennial releases. Additionally, our Grand Theft Auto products in particular have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 12.8% of our net revenue for the three months ended June 30, 2026. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis. Rockstar will release Grand Theft Auto VI on November 19, 2026.
To date we have also announced that, during the remainder of fiscal year 2027, 2K plans to release NBA 2K27, PGA 2K27 and WWE 2K27.
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

Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 41.8% of our net revenue for the three months ended June 30, 2026. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms, which has been and could be impacted by global economic factors, including global tariff policies. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability or pricing of consoles, which may also affect demand for our products. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, in-game purchases, and in-game advertising, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 98.3% of our net revenue for the three months ended June 30, 2026. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
Critical Accounting Policies and Estimates
Our most critical accounting policies, which are those that require significant judgment, include revenue recognition, capitalization and recognition of software development costs and licenses, fair value estimates including valuation of goodwill and intangible assets, valuation and recognition of stock-based compensation, and income taxes. In-depth descriptions of our other critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, and publisher incentives. Net Bookings were as follows:

	Three Months Ended June 30,
	2026	2025	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,385.9	$1,423.1	$(37.2)	(2.6)%
For the three months ended June 30, 2026, Net Bookings decreased by $37.2 as compared to the prior year period. The decrease was primarily driven by lower Net Bookings from our Grand Theft Auto series and Color Block Jam partially offset by higher Net Bookings from NBA 2K.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended June 30,
	2026		2025
Total net revenue	$1,533.9	100.0%	$1,503.8	100.0%
Cost of revenue	651.4	42.5%	558.8	37.1%
Gross profit	882.5	57.5%	945.0	62.9%
Selling and marketing	369.7	24.1%	409.2	27.2%
Research and development	273.8	17.8%	256.4	17.1%
General and administrative	226.3	14.8%	207.4	13.8%
Depreciation and amortization	48.2	3.1%	50.4	3.4%
Total operating expenses	918.0	59.8%	923.4	61.5%
(Loss) income from operations	(35.5)	(2.3)%	21.6	1.4%
Interest and other, net:
Interest income	22.8	1.5%	16.5	1.1%
Interest expense	(30.4)	(2.0)%	(38.9)	(2.6)%
Other income/(expense), net	(6.2)	(0.4)%	(13.0)	(0.9)%
Interest and other, net	(13.8)	(0.9)%	(35.4)	(2.4)%
Loss before income taxes	(49.3)	(3.2)%	(13.8)	(1.0)%
Benefit from income taxes	(15.2)	(1.0)%	(1.9)	(0.1)%
Net loss	$(34.1)	(2.2)%	$(11.9)	(0.9)%

	Three Months Ended June 30,
	2026		2025
Net revenue by platform:
Mobile	$762.3	49.7%	$801.7	53.3%
Console	640.5	41.8%	550.6	36.6%
PC and other	131.1	8.5%	151.5	10.1%
Net revenue by distribution channel:
Digital online	$1,507.3	98.3%	$1,476.6	98.2%
Physical retail and other	26.6	1.7%	27.2	1.8%
Net revenue by content:
Recurrent consumer spending	$1,289.8	84.1%	$1,256.1	83.5%
Full game and other	244.1	15.9%	247.7	16.5%

Three Months Ended June 30, 2026 Compared to June 30, 2025

	2026	%	2025	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,533.9	100.0%	$1,503.8	100.0%	$30.1	2.0%
Product costs	187.8	12.2%	210.4	14.0%	(22.6)	(10.7)%
Game intangibles	154.3	10.1%	158.5	10.5%	(4.2)	(2.6)%
Software development costs and royalties (1)	135.1	8.8%	30.1	2.0%	105.0	348.8%
Licenses	99.5	6.5%	70.9	4.7%	28.6	40.3%
Internal royalties	74.7	4.9%	88.9	5.9%	(14.2)	(16.0)%
Cost of revenue	651.4	42.5%	558.8	37.1%	92.6	16.6%
Gross profit	$882.5	57.5%	$945.0	62.9%	$(62.5)	(6.6)%
(1) Includes $3.1 and $(41.0) of stock-based compensation expense in 2026 and 2025, respectively, in software development costs and royalties.
For the three months ended June 30, 2026, net revenue increased by $30.1 as compared to the prior year period. The increase was primarily driven by higher net revenue of $89.0 from NBA 2K, partially offset by lower net revenue of $32.8 from Color Block Jam and $24.2 from our Grand Theft Auto series.
Net revenue from mobile decreased by $39.4 and accounted for 49.7% of our total net revenue for the three months ended June 30, 2026, as compared to 53.3% for the prior year period. The decrease in net revenue from mobile was primarily driven by lower net revenue from Color Block Jam. Net revenue from console games increased by $89.9 and accounted for 41.8% of our total net revenue for the three months ended June 30, 2026, as compared to 36.6% for the prior year period. The increase in net revenue from console games was primarily driven by higher net revenue from NBA 2K and our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025. Net revenue from PC and other decreased by $20.4 and accounted for 8.5% of our total net revenue for the three months ended June 30, 2026, as compared to 10.1% for the prior year period. The decrease in net revenue from PC and other was primarily driven by lower net revenue from our Grand Theft Auto series.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS increased by $33.7 and accounted for 84.1% of net revenue for the three months ended June 30, 2026, as compared to 83.5% of net revenue for the prior year period. The increase in net revenue from RCS was primarily driven by higher net revenue from NBA 2K, partially offset by lower net revenue from Color Block Jam. Net revenue from full game and other decreased by $3.6 and accounted for 15.9% of net revenue for the three months ended June 30, 2026 as compared to 16.5% of net revenue for the prior year period. The decrease in net revenue from full game and other was primarily driven by lower net revenue from our Grand Theft Auto series, and PGA TOUR 2K, partially offset by higher net revenue from NBA 2K and our Borderlands franchise.
Net revenue from digital online channels increased by $30.7 and accounted for 98.3% of our total net revenue for the three months ended June 30, 2026, as compared to 98.2% for the prior year period. The increase was primarily driven by higher net revenue from NBA 2K, partially offset by lower net revenue from Color Block Jam and our Grand Theft Auto series. Net revenue from physical retail and other channels decreased by $0.6 and accounted for 1.7% of our total net revenue for the three months ended June 30, 2026, as compared to 1.8% for the same period in the prior year period.
Gross profit as a percentage of net revenue for the three months ended June 30, 2026 was 57.5% as compared to 62.9% for the prior year period. The decrease in gross profit as a percentage of net revenue was primarily driven by the reversal of expense related to the forfeiture of awards in the prior year.
Changes in foreign currency exchange rates increased net revenue by $0.6 and increased gross profit by $1.7 for the three months ended June 30, 2026 as compared to the prior year period.

Operating Expenses

	2026	% of net revenue	2025	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$369.7	24.1%	$409.2	27.2%	$(39.5)	(9.7)%
Research and development	273.8	17.8%	256.4	17.1%	17.4	6.8%
General and administrative	226.3	14.8%	207.4	13.8%	18.9	9.1%
Depreciation and amortization	48.2	3.1%	50.4	3.4%	(2.2)	(4.4)%
Total operating expenses(1)	$918.0	59.8%	$923.4	61.5%	$(5.4)	(0.6)%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2026	2025
Selling and marketing	$23.8	$24.4
Research and development	19.4	21.1
General and administrative	39.7	36.2
Changes in foreign currency exchange rates increased total operating expenses by $2.7 for the three months ended June 30, 2026, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $39.5 for the three months ended June 30, 2026, as compared to the prior year period, primarily driven by lower marketing expense for Color Block Jam, Match Factory!, and our Sid Meier's Civilization and Borderlands franchises. This was partially offset by higher personnel expense.
Research and development
Research and development expenses increased by $17.4 for the three months ended June 30, 2026, as compared to the prior year period, primarily driven by higher personnel expense, partially offset by the timing of additional R&D-related credits related to certain titles.
General and administrative
General and administrative expenses increased by $18.9 for the three months ended June 30, 2026, as compared to the prior year period, primarily driven by (i) higher personnel expense, (ii) higher IT-related expenses for cloud-based services and IT infrastructure, and (iii) higher professional fees.
Depreciation and amortization
Depreciation and amortization expenses decreased by $2.2 for the three months ended June 30, 2026, as compared to the prior year period, primarily driven by lower IT infrastructure expense.
Interest and other, net
Interest and other, net was an expense of $13.8 for the three months ended June 30, 2026, as compared to an expense of $35.4 for the prior year period. The net decrease in expense was primarily driven by (i) lower interest expense due to lower outstanding debt balances because we repaid our 2025 Notes in April 2025 and our 2026 Notes in March 2026 (refer to Note 9 - Debt), (ii) higher interest income primarily due to higher interest rates, and (iii) a decrease in foreign currency losses.
Benefit from income taxes
The benefit from income taxes for the three months ended June 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $15.2 for the three months ended June 30, 2026, as compared to the benefit from income taxes of $1.9 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 30.8% for the three months ended June 30, 2026 was primarily driven by tax benefits of $16.9 related to geographic mix of earnings and changes in reserves.
In the prior year period, when compared to the statutory rate of 21%, the effective tax rate of 13.8% for the three months ended June 30, 2025 was primarily due to tax expense of $5.6 related to an increase in the U.S. and international valuation allowances and $2.9 by geographic mix of earnings and changes in reserves, offset by tax benefits of $4.9 from employee stock-based compensation, tax benefits of $2.6 from tax credits.

The change in effective tax rate, when compared to the prior year period's effective tax rate, is primarily driven by higher tax benefits from geographic mix of earnings offset by decreased tax benefits from tax credits and employee stock-based compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of OBBB in our projected annual effective tax rate. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended June 30, 2026. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended June 30, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
Net loss and Loss per share
For the three months ended June 30, 2026, net loss was $34.1, as compared to a net loss of $11.9 in the prior year period. Basic and diluted loss per share for the three months ended June 30, 2026 was $0.18, as compared to basic and diluted loss per share of $0.07 in the prior year period. Basic weighted average shares of 186.2 were 5.4 shares higher as compared to the prior year period basic weighted average shares, primarily due to our equity issuance, as well as normal stock compensation activity, including vests and grants in the prior year being fully outstanding in the current year. See Note 10 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
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
No receivables were sold under this facility during the three months ended June 30, 2026. We may utilize this facility in future periods depending on cash flow needs and market conditions.
Short-term investments
As of June 30, 2026, we had $461.7 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of June 30, 2026, we had $2,500.0 of Senior Notes outstanding.
Credit Agreement
As of June 30, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.5 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at June 30, 2026.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 82.3% and 83.5% of net revenue during the three months ended June 30, 2026 and 2025, respectively. We had four customers who accounted for 27.6%, 21.1%, 15.0%, and 12.4% of our net revenue as of June 30, 2026, and four customers who accounted for 25.4%, 23.2%, 16.9%, and 12.9% our net revenue as of June 30, 2025. As of June 30, 2026 and March 31, 2026, five customers accounted for 69.5% and 69.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 55.6% and 57.7% of such balances at June 30, 2026 and March 31, 2026, respectively. We had three customers who accounted for 25.5%, 17.4%, and 12.7% of our gross accounts receivable as of June 30, 2026, and three customers who accounted for 22.7%, 21.0%, and 14.0% of our gross accounts receivable as of March 31, 2026. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2026, and March 31, 2026. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of June 30, 2026, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1,232.0. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended June 30, 2026, we did not repurchase shares of our common stock under the program, but in the past have repurchased a total of 11.7 shares of our common stock under the program, and as of June 30, 2026, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Three Months Ended June 30,
(millions of dollars)	2026	2025
Net cash used in operating activities	$(168.8)	$(44.7)
Net cash used in investing activities	(52.4)	(36.8)
Net cash provided by financing activities	30.5	618.3
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(1.3)	20.2
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(192.0)	$557.0
At June 30, 2026, we had $1,446.1 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,638.1 at March 31, 2026. The decrease during the three months ended June 30, 2026 was primarily due to Net cash used in operating activities, which was primarily due to investments in software development and licenses, partially offset by sales of our products. This net decrease was also due to Net cash used in investing activities, which was primarily due to the purchase of short-term investments and fixed assets. This net decrease was partially offset by the increase in Net cash provided by financing activities, primarily due to issuance of common stock under our employee stock purchase plan.
When compared to the prior year period, Net cash provided by financing activities decreased primarily due to proceeds from our underwritten public offering of common stock in the prior year.
Commitments
Refer to Note 11 - Commitments and Contingencies for disclosures regarding our commitments.

Capital Expenditures
In fiscal year 2027, we anticipate capital expenditures to be approximately $290.0. During the three months ended June 30, 2026, capital expenditures were $25.0.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended June 30, 2026 and 2025, 40.0% and 40.1%, respectively, of our net revenue was earned outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
    We seek to manage our interest rate risk by maintaining a short-term investment portfolio that includes bank-time deposits with high credit quality and maturities of less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer-term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.
As of June 30, 2026, we had $461.7 of short-term investments. We also had $1,364.9 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of June 30, 2026.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (6.75% at June 30, 2026) or (b) 1.000% to 1.625% above SOFR, approximately 3.65% at June 30, 2026, which rates are determined by the Company's credit rating. At June 30, 2026, there were no borrowings under our 2022 Credit Agreement.
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

For the three months ended June 30, 2026 and 2025, our foreign currency translation adjustment was a loss of $10.5 and a gain of $82.9, respectively. The change in foreign currency translation adjustment was primarily driven by the strengthening of the U.S. Dollar against the British Pound during the three months ended June 30, 2026, compared to a significant weakening of the U.S. Dollar against the British Pound in the prior year period. For the three months ended June 30, 2026 and 2025, we recognized a foreign currency exchange transaction loss of $2.7 and a loss of $8.5, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
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
At June 30, 2026, we had $338.0 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $87.8 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2026, we had $349.2 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $140.3 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended June 30, 2026 and 2025, we recorded a gain of $5.8 and a loss of $12.4, respectively, related to foreign currency forward contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of June 30, 2026 and March 31, 2026, the fair value of these outstanding forward contracts were immaterial, and were included in Accrued expenses and other current liabilities when in a loss position, or in Prepaid expenses and other when in a gain position. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2026, 40.0% of our revenue was generated outside the U.S. Using sensitivity analysis, a hypothetical 10.0% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10.0% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements for disclosures regarding legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
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
During the three months ended June 30, 2026, we did not repurchase any shares of our common stock in the open market, as part of the program. As of June 30, 2026, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended June 30, 2026:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
April 1-30, 2026	—	$—	—	10.0
May 1-31, 2026	—	$—	—	10.0
June 1-30, 2026	—	$—	—	10.0
Item 5. Other Information
The share numbers in this Item 5 represent the actual number of shares (i.e., not presented in millions).
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2026, the following Section 16 officers and directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On June 17, 2026, Lainie Goldstein, our Chief Financial Officer, adopted a new written trading plan. The plan’s maximum duration is until September 17, 2027 and the first trade will not occur until September 17, 2026, at the earliest. The trading plan is intended to permit Ms. Goldstein to sell up to an aggregate of 50,259 shares of our common stock.
•On June 23, 2026, William "Bing" Gordon, a member of our Board of Directors, adopted a new written trading plan. The plan's maximum duration is until June 30, 2027 and the first trade will not occur until September 29, 2026, at the earliest. The trading plan is intended to permit Mr. Gordon to sell up to an aggregate of 40,000 shares of our common stock.
No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

Item 6.    Exhibits

Exhibits:
10.1
Restricted Unit Agreement, dated as of June 1, 2026, by and between Take-Two Interactive Software, Inc. and ZMC Advisors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-3 ASR filed with the Securities and Exchange Commission on June 1, 2026) +

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
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 (Unaudited) and March 31, 2026, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three months ended June 30, 2026 and 2025 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	August 7, 2026	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)