Form 10-Q
period 2026-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2026-11-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were 187,213,488 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,149.4	$1,545.5
Short-term investments	524.2	443.8
Restricted cash and cash equivalents	15.0	13.2
Accounts receivable, net of allowances of $0.7 and $0.9 at September 30, 2026 and March 31, 2026, respectively	780.8	737.0
Software development costs and licenses	82.4	68.8
Inventory	34.1	7.3
Contract assets	—	89.7
Prepaid expenses and other	650.3	294.2
Total current assets	3,236.2	3,199.5
Fixed assets, net	526.2	445.4
Right-of-use assets	293.6	334.6
Software development costs and licenses, net of current portion	2,494.9	2,277.5
Goodwill	1,060.2	1,061.9
Other intangibles, net	1,344.3	1,653.2
Long-term restricted cash and cash equivalents	68.0	79.4
Other assets	347.3	331.7
Total assets	$9,370.7	$9,383.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207.7	$211.0
Accrued expenses and other current liabilities	1,053.1	1,117.8
Deferred revenue	1,017.1	1,159.9
Lease liabilities	66.9	70.1
Short-term debt, net	629.2	30.0
Total current liabilities	2,974.0	2,588.8
Long-term debt, net	1,890.6	2,488.0
Non-current deferred revenue	25.0	29.7
Non-current lease liabilities	324.7	370.2
Non-current software development royalties	72.1	84.5
Deferred tax liabilities, net	233.0	182.3
Other long-term liabilities	177.7	128.8
Total liabilities	$5,697.1	$5,872.3
Commitments and contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5.0 shares authorized; no shares issued and outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, $0.01 par value, 300.0 and 300.0 shares authorized; 210.9 and 209.1 shares issued and 187.2 and 185.4 outstanding at September 30, 2026 and March 31, 2026, respectively	2.1	2.1
Additional paid-in capital	12,214.8	11,953.7
Treasury stock, at cost; 23.7 and 23.7 common shares at September 30, 2026 and March 31, 2026, respectively	(1,020.6)	(1,020.6)
Accumulated deficit	(7,445.1)	(7,357.0)
Accumulated other comprehensive loss	(77.6)	(67.3)
Total stockholders' equity	$3,673.6	$3,510.9
Total liabilities and stockholders' equity	$9,370.7	$9,383.2
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue:
Game	$1,376.0	$1,640.9	$2,798.8	$3,023.4
Advertising	121.0	132.9	232.1	254.2
Total net revenue	1,497.0	1,773.8	3,030.9	3,277.6
Cost of revenue	636.6	793.3	1,288.0	1,352.1
Gross profit	860.4	980.5	1,742.9	1,925.5
Selling and marketing	444.9	536.7	814.6	945.9
Research and development	254.4	268.0	528.2	524.4
General and administrative	230.5	225.0	456.8	432.4
Depreciation and amortization	48.1	48.8	96.3	99.2
Total operating expenses	977.9	1,078.5	1,895.9	2,001.9
Loss from operations	(117.5)	(98.0)	(153.0)	(76.4)
Interest and other, net:
Interest income	19.3	20.7	42.1	37.2
Interest expense	(30.2)	(37.4)	(60.6)	(76.3)
Other income/(expense), net	16.5	(0.8)	10.3	(13.8)
Interest and other, net	5.6	(17.5)	(8.2)	(52.9)
Loss before income taxes	(111.9)	(115.5)	(161.2)	(129.3)
(Benefit from) provision for income taxes	(57.9)	18.4	(73.1)	16.5
Net loss	$(54.0)	$(133.9)	$(88.1)	$(145.8)
Loss per share:
Basic and diluted loss per share	$(0.29)	$(0.73)	$(0.47)	$(0.80)
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(54.0)	$(133.9)	$(88.1)	$(145.8)
Other comprehensive (loss) income
Foreign currency translation adjustment	0.2	(38.0)	(10.3)	44.9
Other comprehensive (loss) income	0.2	(38.0)	(10.3)	44.9
Comprehensive loss	$(53.8)	$(171.9)	$(98.4)	$(100.9)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(88.1)	$(145.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	190.8	191.7
Stock-based compensation	176.0	136.6
Noncash lease expense	28.4	26.3
Amortization and impairment of intangibles	321.3	349.5
Depreciation	80.5	82.9
Interest expense	60.6	76.3
Other, net	(8.7)	21.5
Changes in assets and liabilities:
Accounts receivable	(44.0)	(393.1)
Software development costs and licenses	(372.4)	(345.0)
Inventory	(26.7)	(7.4)
Prepaid expenses, other current and other non-current assets	(205.8)	(5.7)
Deferred revenue	(147.3)	156.2
Accounts payable, accrued expenses and other liabilities	(138.1)	(60.3)
Net cash (used in) provided by operating activities	(173.5)	83.7
Investing activities:
Change in bank-time deposits	(80.4)	(237.0)
Purchases of fixed assets	(163.3)	(57.0)
Purchases of long-term investments	(8.0)	(6.6)
Business acquisitions	—	(2.0)
Asset acquisitions	(19.4)	(11.4)
Proceeds from sale of marketable securities	11.2	—
Net cash used in investing activities	(259.9)	(314.0)
Financing activities:
Tax payment related to net share settlements on restricted stock awards	(1.9)	(1.6)
Issuance of common stock	32.3	1,219.6
Repayment of debt	—	(600.0)
Net cash provided by financing activities	30.4	618.0
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(2.7)	14.1
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(405.7)	401.8
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of year (1)	1,638.1	1,559.2
Cash, cash equivalents, and restricted cash and cash equivalents, end of period (1)	$1,232.4	$1,961.0
(1) Cash, cash equivalents and restricted cash and cash equivalents shown on our Condensed Consolidated Statements of Cash Flows includes amounts in the Cash and cash equivalents, Restricted cash and cash equivalents, and Long-term restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.
See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(in millions)

	Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2026	210.7	$2.1	$12,095.8	(23.7)	$(1,020.6)	$(7,391.1)	$(77.8)	$3,608.4
Net loss	—	—	—	—	—	(54.0)	—	(54.0)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	119.3	—	—	—	—	119.3
Issuance of restricted stock, net of forfeitures and cancellations	0.2	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(0.6)	—	—	—	—	(0.6)
Employee share purchase plan settlement	—	—	—	—	—	—	—	—
Other changes, net	—	—	0.3	—	—	—	—	0.3
Balance, September 30, 2026	210.9	$2.1	$12,214.8	(23.7)	$(1,020.6)	$(7,445.1)	$(77.6)	$3,673.6

	Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, June 30, 2025	208.1	$2.1	$11,584.1	(23.7)	$(1,020.6)	$(7,070.7)	$(14.0)	$3,480.9
Net loss	—	—	—	—	—	(133.9)	—	(133.9)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(38.0)	(38.0)
Stock-based compensation	—	—	123.1	—	—	—	—	123.1
Issuance of restricted stock, net of forfeitures and cancellations	0.3	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(0.3)	—	—	—	—	(0.3)
Other changes, net	—	—	0.1	—	—	—	—	0.1
Balance, September 30, 2025	208.4	$2.1	$11,707.0	(23.7)	$(1,020.6)	$(7,204.6)	$(52.0)	$3,431.9

See accompanying Notes.

	Six Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2026	209.1	$2.1	$11,953.7	(23.7)	$(1,020.6)	$(7,357.0)	$(67.3)	$3,510.9
Net loss	—	—	—	—	—	(88.1)	—	(88.1)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(10.3)	(10.3)
Stock-based compensation	—	—	230.6	—	—	—	—	230.6
Issuance of restricted stock, net of forfeitures and cancellations	1.6	—	—	—	—	—	—	—
Employee share purchase plan settlement	0.2	—	31.8	—	—	—	—	31.8
Issuance of common stock	—	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(1.9)	—	—	—	—	(1.9)
Other changes, net	—	—	0.6	—	—	—	—	0.6
Balance, September 30, 2026	210.9	$2.1	$12,214.8	(23.7)	$(1,020.6)	$(7,445.1)	$(77.6)	$3,673.6

	Six Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance, March 31, 2025	200.8	$2.0	$10,312.0	(23.7)	$(1,020.6)	$(7,058.8)	$(96.9)	$2,137.7
Net loss	—	—	—	—	—	(145.8)	—	(145.8)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	44.9	44.9
Stock-based compensation	—	—	177.4	—	—	—	—	177.4
Issuance of restricted stock, net of forfeitures and cancellations	1.9	—	—	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(1.6)	—	—	—	—	(1.6)
Employee share purchase plan settlement	0.2	—	26.8	—	—	—	—	26.8
Issuance of common stock	5.5	0.1	1,192.7	—	—	—	—	1,192.8
Other changes, net	—	—	(0.3)	—	—	—	—	(0.3)
Balance, September 30, 2025	208.4	$2.1	$11,707.0	(23.7)	$(1,020.6)	$(7,204.6)	$(52.0)	$3,431.9

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in millions, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, mobile, including smartphones and tablets, and personal computer ("PC"). We deliver our products through digital download, online platforms, cloud streaming services, and physical retail.
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
Recently Issued Accounting Pronouncements
Government Grants
In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2028 (April 1, 2029 for the Company). We are currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
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
Net revenue by timing of recognition was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue recognized:
Over time	$1,187.0	$1,263.3	$2,482.0	$2,526.2
Point in time	310.0	510.5	548.9	751.4
Total net revenue	$1,497.0	$1,773.8	$3,030.9	$3,277.6
Content
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising.
Full game and other revenue primarily includes the initial sale of full game software products, which may include offline and/or significant game related services.
Net revenue by content was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue by content:
Recurrent consumer spending	$1,210.2	$1,275.9	$2,500.0	$2,532.0
Full game and other	286.8	497.9	530.9	745.6
Total net revenue	$1,497.0	$1,773.8	$3,030.9	$3,277.6

Platform
Net revenue by platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue by platform:
Mobile	$731.1	$821.6	$1,493.4	$1,623.3
Console	615.4	720.0	1,255.9	1,270.6
PC and other	150.5	232.2	281.6	383.7
Total net revenue	$1,497.0	$1,773.8	$3,030.9	$3,277.6
Distribution Channel
Our products are delivered through digital online services (digital download, online platforms, and cloud streaming) and physical retail and other. Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue by distribution channel:
Digital online	$1,458.8	$1,693.1	$2,966.1	$3,169.7
Physical retail and other	38.2	80.7	64.8	107.9
Total net revenue	$1,497.0	$1,773.8	$3,030.9	$3,277.6
Deferred Revenue
We record deferred revenue when payments are due or received in advance of the fulfillment of our associated performance obligations. The balance of deferred revenue, including current and non-current balances as of September 30, 2026 and March 31, 2026 were $1,042.1 and $1,189.6, respectively. For the six months ended September 30, 2026, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenue upon fulfillment of our performance obligations, both of which were in the ordinary course of business.
During the three months ended September 30, 2026 and 2025, $355.8 and $322.2, respectively, of revenue was recognized, that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended September 30, 2026 and 2025, $971.5 and $855.4, respectively, of revenue was recognized that was included in the deferred revenue balance at the beginning of the respective period.
As of September 30, 2026, the aggregate amount of contract revenue allocated to unsatisfied performance obligations is $1,492.5, which includes our deferred revenue balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1,117.9 of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.
As of September 30, 2026 and March 31, 2026, our contract asset balances were $0.0 and $89.7, respectively. The decrease was driven by our right to consideration becoming unconditional.
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

No receivables were sold under this facility during the six months ended September 30, 2026. We may utilize this facility in future periods depending on cash flow needs and market conditions.
3. MANAGEMENT AGREEMENT
We have a management agreement (the "2022 Management Agreement") with ZMC Advisors, L.P. (“ZMC”), which became effective May 23, 2022 and replaced our previous management agreement. Pursuant to the 2022 Management Agreement, ZMC will continue to provide financial and management consulting services to the Company through March 31, 2029, Strauss Zelnick continues to serve as Executive Chairman and Chief Executive Officer of the Company, and Karl Slatoff continues to serve as President of the Company. The 2022 Management Agreement provides for an annual management fee of $3.3 for the term of the agreement and a maximum annual bonus opportunity of $13.2 for the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the 2022 Management Agreement, we have granted and expect to grant time-based, market-based, and performance-based restricted stock units to ZMC.
In consideration for ZMC's services, we recorded consulting expense within General and administrative expenses on our Condensed Consolidated Statements of Operations of $2.7 and $3.9 during the three months ended September 30, 2026 and 2025, respectively, and $5.2 and $6.6 during the six months ended September 30, 2026 and 2025, respectively. We recorded stock-based compensation expense for restricted stock units granted to ZMC, which is also included in General and administrative expenses, of $16.7 and $16.3 during the three months ended September 30, 2026 and 2025, respectively, and $32.6 and $31.0 during the six months ended September 30, 2026 and 2025, respectively.
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

The unvested portions of time-based, market-based, and performance-based restricted stock units held by ZMC were 1.1 and 1.3 as of September 30, 2026 and March 31, 2026, respectively. During the six months ended September 30, 2026, 0.4 restricted stock units previously granted to ZMC vested, and 0.1 restricted stock units were forfeited by ZMC.
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

	September 30, 2026
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$512.3	$—	$—	$512.3
Bank-time deposits	229.7	—	—	229.7
Short-term investments:
Bank-time deposits	524.2	—	—	524.2
Restricted cash and cash equivalents:
Money market funds	12.5	—	—	12.5
Bank-time deposits	2.6	—	—	2.6
Restricted cash and cash equivalents, long term:
Money market funds	68.0	—	—	68.0
Prepaid expenses and other:
Foreign currency derivative contracts	—	3.2	—	3.2
Other assets:
Private equity	—	—	24.0	24.0
Mutual funds	3.9	—	—	3.9
Total financial assets	$1,353.2	$3.2	$24.0	$1,380.4

Liabilities:
Short-term debt, net:
Convertible notes	—	29.8	—	29.8
Total financial liabilities	$—	$29.8	$—	$29.8

	March 31, 2026
	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$909.0	$—	$—	$909.0
Bank-time deposits	204.5	—	—	204.5
Short-term investments:
Bank-time deposits	443.8	—	—	443.8
Restricted cash and cash equivalents:
Money market funds	11.9	—	—	11.9
Bank-time deposits	1.2	—	—	1.2
Prepaid expenses and other:
Foreign currency derivative contracts	—	0.2	—	0.2
Restricted cash and cash equivalents, long term:
Money market funds	79.4	—	—	79.4
Other assets:
Equity securities	9.3	—	—	9.3
Private equity	—	—	23.6	23.6
Total financial assets	$1,659.1	$0.2	$23.6	$1,682.9

Liabilities:
Short-term debt, net:
Convertible notes	$—	$30.0	$—	$30.0
Total financial liabilities	$—	$30.0	$—	$30.0
We did not have any transfers between Level 1 and Level 2 fair value measurements, nor did we have any transfers into or out of Level 3 during the six months ended September 30, 2026.
Nonrecurring fair value measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the privately-held affiliates, and we do not maintain significant influence over or control of the entities. We have elected the practical expedient in Topic 321, Investments-Equity Securities, to measure these investments at cost less any impairment, adjusted for observable price changes, if any. Based on these considerations, we estimate that the carrying value of the acquired shares represents the fair value of the investment. For certain of these investments where an observable transaction involves a different class of equity securities, we estimate fair value using an option pricing model calibrated to the observable transaction price, which included significant unobservable Level 3 inputs, such as expected volatility, time-to-liquidity event, discount for lack of marketability, and dividend yield.
During the six months ended September 30, 2026, we acquired non-voting equity shares in a privately-held entity with an initial value of $62.1 in a non-cash transaction.
At September 30, 2026, and March 31, 2026, we held $93.0 and $18.5, respectively, of such investments in Other assets within our Condensed Consolidated Balance Sheet.

5. SHORT-TERM INVESTMENTS
Our Short-term investments consisted of the following:

	September 30, 2026
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank-time deposits	$524.2	$—	$—	$524.2
Total Short-term investments	$524.2	$—	$—	$524.2

	March 31, 2026
		Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Bank-time deposits	$443.8	$—	$—	$443.8
Total Short-term investments	$443.8	$—	$—	$443.8
The following table summarizes the contracted maturities of our short-term investments at September 30, 2026:

	September 30, 2026
	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$524.2	$524.2
Total Short-term investments	$524.2	$524.2

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
The following table shows the gross notional amounts of foreign currency derivative contracts:

	September 30, 2026	March 31, 2026
Foreign currency derivative contracts to sell foreign currencies	$748.7	$349.2
Foreign currency derivative contracts to purchase foreign currencies	327.8	140.3
For the three months ended September 30, 2026 and 2025, we recorded a gain of $4.8 and a loss of $0.6, respectively, and for the six months ended September 30, 2026 and 2025, we recorded a gain of $10.6 and a loss of $13.0, respectively, related to foreign currency derivative contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. Our foreign currency derivative contracts are not designated as hedging instruments under hedge accounting and are used to reduce the impact of foreign currency on certain balance sheet exposures. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES
Details of our capitalized software development costs and licenses were as follows:

	September 30, 2026		March 31, 2026
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$65.1	$2,440.5	$46.1	$2,224.6
Software development costs, externally developed	2.4	30.9	1.7	52.2
Licenses	14.9	23.5	21.0	0.7
Software development costs and licenses	$82.4	$2,494.9	$68.8	$2,277.5
During the three months ended September 30, 2026, $0.2 of impairment charges were recorded within Cost of revenue.
During the six months ended September 30, 2026, $43.6 of impairment charges were recorded within Cost of revenue and were primarily related to a decision not to proceed with further development of certain interactive entertainment software products.
8. INVENTORY
Inventory balances by category are as follows:

	September 30,	March 31,
	2026	2026
Finished products	$10.1	$6.2
Parts and supplies	24.0	1.2
Inventory	$34.1	$7.3
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	March 31, 2026
Software development royalties	$421.4	$359.3
Compensation and benefits	234.8	371.5
Licenses	151.3	100.1
Marketing and promotions	62.0	58.5
Tax payable	29.2	36.1
Refund liability	29.4	34.0
Interest payable	29.2	29.2
Deferred acquisition payments	0.1	31.3
Other	95.7	97.8
Accrued expenses and other current liabilities	$1,053.1	$1,117.8

10. DEBT
The components of Long-term debt, net on our Condensed Consolidated Balance Sheets were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2026	Fair Value (Level 2)
2028 Notes	4.95%	March 28, 2028	800.0	796.5
2029 Notes	5.40%	June 12, 2029	300.0	298.3
2032 Notes	4.00%	April 14, 2032	500.0	454.8
2034 Notes	5.60%	June 12, 2034	300.0	289.6
Total			$1,900.0	$1,839.2
Unamortized discount and issuance cost			(9.4)
Long-term debt, net			$1,890.6

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	600.0	594.6
2028 Notes	4.95%	March 28, 2028	800.0	807.3
2029 Notes	5.40%	June 12, 2029	300.0	306.6
2032 Notes	4.00%	April 14, 2032	500.0	477.0
2034 Notes	5.60%	June 12, 2034	300.0	305.3
Total			$2,500.0	$2,490.8
Unamortized discount and issuance cost			(12.0)
Long-term debt, net			$2,488.0
The components of Short-term debt, net on our Condensed Consolidated Balance Sheets were as follows:

	Annual Interest Rate	Maturity Date	September 30, 2026	Fair Value (Level 2)
2027 Notes	3.70%	April 14, 2027	$600.0	$596.1
2026 Convertible Notes	0.00%	December 15, 2026	29.8	29.8
Total			$629.8	$625.9
Unamortized discount and issuance cost			(0.6)
Short-term debt, net			$629.2

	Annual Interest Rate	Maturity Date	March 31, 2026	Fair Value (Level 2)
2026 Convertible Notes	0.00%	December 15, 2026	30.0	30.0
Total			$30.0	$30.0
Unamortized discount and issuance cost			—
Short-term debt, net			$30.0
The interest expense as it relates to our debt is recorded within Interest and other, net in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025, respectively, and was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
2025 Notes	—	—	—	0.8
2026 Notes	—	6.8	—	13.7
2027 Notes	5.5	5.5	11.1	11.1
2028 Notes	9.9	9.9	19.8	19.8
2029 Notes	4.0	4.0	8.1	8.1
2032 Notes	5.0	5.0	10.0	10.0
2034 Notes	4.2	4.2	8.4	8.4
Total	$28.6	$35.4	$57.4	$71.9
The following table outlines the aggregate amount of maturities of our borrowings, as of September 30, 2026:

Fiscal Year Ending March 31,	Maturities
2027 (remaining)	$29.4
2028	1,400.0
2029	—
2030	300.0
2031	—
Thereafter	800.0
Total	2,529.4
Fair value adjustments	0.4
Total face value	$2,529.8

For a complete description of the terms, conditions, and covenants governing our Senior Notes, Credit Agreement and Convertible Notes, refer to Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Senior Notes
The Senior Notes are the Company’s senior unsecured obligations and rank equally with all of our other existing and future unsubordinated obligations. Interest is payable semi-annually. During the six months ended September 30, 2026, we made interest payments of $57.4.
During the three months ended September 30, 2026 and 2025, we recognized $0.9 and $1.2, respectively, of amortization of debt issuance costs and $0.1 and $0.3, respectively, of amortization of the original issuance discount, within Interest and other, net. During the six months ended September 30, 2026 and 2025, we recognized $1.8 and $2.5, respectively, of amortization of debt issuance costs and $0.2 and $0.2, respectively, of amortization of the original issuance discount, within Interest and other, net.
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
Loans under the 2022 Credit Agreement will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.00% at September 30, 2026) or (b) 1.000% to 1.625% above Secured Overnight Financing Rate ("SOFR"), approximately 3.91% at September 30, 2026, which rates are determined by the Company's credit rating.
As of September 30, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.9 available for additional borrowings.
Information related to availability on our 2022 Credit Agreement for each period was as follows:

	September 30, 2026	March 31, 2026
Available borrowings	$997.9	$997.7
Outstanding letters of credit	2.1	2.3
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
2026 Convertible Notes. The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at September 30, 2026. We recorded $29.8 as the fair value of the remaining outstanding 2026 Convertible Notes, within Short-term debt, net, in our Condensed Consolidated Balance Sheet as of September 30, 2026. During the three months ended September 30, 2026 and 2025, we recognized a gain of $0.9 and a loss of $0.2, respectively, and during the six months ended September 30, 2026 and 2025, we recognized a gain of $0.2 and loss of $2.8, respectively, within Interest and other, net in our Condensed Consolidated Statements of Operations.

11. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic and diluted loss per share
Net loss	$(54.0)	$(133.9)	$(88.1)	$(145.8)
Weighted average shares outstanding—basic	187.1	184.6	186.7	182.7
Basic and diluted loss per share	$(0.29)	$(0.73)	$(0.47)	$(0.80)
We incurred a net loss for the three and six months ended September 30, 2026 and 2025; therefore, the diluted weighted average shares outstanding excludes the effect of unvested common stock equivalents because their effect would be antidilutive.
For the three months ended September 30, 2026, we had 0.8 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period. For the six months ended September 30, 2026, we had 1.1 potentially dilutive shares from share-based awards and 0.1 of shares from Convertible Notes that are excluded due to the net loss for the period.
During the six months ended September 30, 2026, 1.6 restricted stock awards vested, we granted 1.9 unvested restricted stock awards, and 0.2 unvested restricted stock awards were forfeited.
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
13. INCOME TAXES
The benefit from income taxes for the three and six months ended September 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred.
The benefit from income taxes was $57.9 for the three months ended September 30, 2026, as compared to the provision for income taxes of $18.4 for the prior year period. When compared to the statutory rate of 21%, the effective tax rate of 51.7% for the three months ended September 30, 2026 was primarily driven by tax benefits of $57.1 related to geographic mix of earnings and changes in reserves offset by tax expense of $20.0 related to tax credits.
The benefit from income taxes was $73.1 for the six months ended September 30, 2026, as compared to the provision for income taxes of $16.5 for the prior year period. When compared to the statutory rate of 21%, the effective tax rate of 45.3% for the six months ended September 30, 2026 was primarily driven by tax benefits of $74.0 related to geographic mix of earnings and changes in reserves offset by tax expense of $27.6 related to tax credits.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion and Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of OBBB in our projected annual effective tax rate. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the three and six months ended September 30, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
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
14. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
We have one operating and reportable segment. Our operations involve similar products and customers worldwide. Revenue earned is primarily derived from the sale of software titles, which are developed internally and by third parties. Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our operations on a consolidated basis. Our CODM uses consolidated net income (loss) – supplemented by sales information by product category, major product title, and platform – for the purpose of evaluating performance and allocating resources. All significant expense categories are presented on our Condensed Consolidated Statements of Operations. Our other segment items include Depreciation and amortization, Interest and other, net, and (Benefit from) provision for income taxes. The measure of segment assets are reported on the Condensed Consolidated Balance Sheet as Total assets. The CODM does not review segment assets at a level other than that presented on the Condensed Consolidated Balance Sheet.
Geography
We attribute net revenue to geographic regions based on software product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net revenue recognized:
United States	$888.9	$1,036.1	$1,808.9	$1,936.5
International	608.1	737.7	1,222.0	1,341.1
Total net revenue	$1,497.0	$1,773.8	$3,030.9	$3,277.6

15. ASSET ACQUISITION
On August 10, 2026, we purchased the building where we previously leased office space in London, England, for a total capitalized cost of $91.8, which includes cash consideration, direct transaction costs, net of the derecognition of the preexisting lease liability and right-of-use asset from the balance sheet.
The transaction was treated as an asset acquisition, in which the total cost was allocated on a relative fair value basis to identified assets. The following table summarizes the allocated acquisition cost of tangible assets as of the acquisition date, which are included within Fixed assets, net on our Condensed Consolidated Balance Sheets:

	Allocated Cost	Weighted average useful life
Land	$82.9	N/A
Building	8.9	20 years
Total	$91.8

16. SUBSEQUENT EVENTS
In November 2026, we completed a reorganization involving certain intangible assets to simplify our global operating structure. As a result, our jurisdictional mix of earnings will be affected beginning in November 2026. We are still evaluating the impact of this on our estimated annual effective tax rate, deferred tax assets, and valuation allowance for future periods.

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
Overview
Our Business
We are a leading developer, publisher, and marketer of interactive entertainment for consumers around the globe. We develop, operate, and publish products principally through Rockstar Games, 2K, and Zynga. Our products are currently designed for console gaming systems, mobile, including smartphones and tablets, and personal computer ("PC"). We deliver our products through digital download, online platforms, cloud streaming services, and physical retail.
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

Rockstar Games.    Rockstar Games' strategy is to develop a limited number of titles that are known for their quality and longevity in the market for which they can create sequels and incremental revenue opportunities through virtual currency, add-on content, and in-game purchases across all key platforms. Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, L.A. Noire, Max Payne, Midnight Club, Red Dead Redemption, and other popular series, to continue to be a leader in the action/adventure product category and to create groundbreaking entertainment. Rockstar Games has established a uniquely original, popular, cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 475 million units worldwide. Our most recent installment, Grand Theft Auto V, which was released in 2013, has sold-in over 230 million units worldwide and includes access to Grand Theft Auto Online. Rockstar Games offers its GTA+ membership program, which engages its player community with an array of rotating benefits, including access to classic Rockstar Games titles. Rockstar Games continues to invest in the series and will release Grand Theft Auto VI on November 19, 2026, during the current fiscal year. The label has released several trailers and other marketing content for the title, including an Extended Look that debuted on Netflix, which featured nearly 30 minutes of gameplay footage. Pre-orders for the title commenced in June 2026, generating initial demand that has outpaced historical benchmarks for the series. Red Dead Redemption 2, which has been a critical and commercial success that set numerous entertainment industry records, has sold-in more than 85 million units worldwide. Rockstar Games continues to expand on its established series by developing sequels, offering downloadable episodes, and providing additional content. Rockstar Games' titles are published across all key platforms, including mobile.
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
Trends and Factors Affecting our Business
Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of our titles. Generally, a significant portion of our revenue has been derived from a few popular series, particularly around new releases within those series, some of which have annual or biennial releases. In particular, our Grand Theft Auto products have historically accounted for a significant portion of our revenue. Sales of Grand Theft Auto products generated 12.6% of our net revenue for the six months ended September 30, 2026. The timing of our Grand Theft Auto product releases may affect our financial performance on a quarterly and annual basis. Rockstar Games will release Grand Theft Auto VI on November 19, 2026.
During fiscal year 2027, 2K released NBA 2K27. To date we have also announced that, during the remainder of fiscal year 2027, 2K plans to release PGA 2K27 and WWE 2K27.
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

Hardware Platforms.    We derive a substantial portion of our revenue from the sale of products made for video game consoles manufactured by third parties. Such console revenue comprised 41.4% of our net revenue for the six months ended September 30, 2026. The success of our business is dependent upon consumer acceptance of these platforms and the continued growth in the installed base of these platforms, which has been and could be impacted by global economic factors, including global tariff policies. When new hardware platforms are introduced, demand for interactive entertainment developed for older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. The latest Sony and Microsoft consoles provide "backwards compatibility" (i.e., the ability to play games for the previous generation of consoles). The inclusion of such features on new consoles could mitigate the risk of such a decline. However, we cannot be certain how backwards compatibility will affect demand for our products. Further, events beyond our control may impact the availability or pricing of consoles, which may also affect demand for our products. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Accordingly, our strategy for these platforms is to focus our development efforts on a select number of the highest quality titles.
    Online Content and Digital Distribution.    We provide a variety of online delivered products, including direct digital downloads of our titles, and access to additional offerings through virtual currency, add-on content, in-game purchases, and in-game advertising, which drive ongoing engagement and incremental revenue from recurrent consumer spending on our titles. Net revenue from digital online channels comprised 97.9% of our net revenue for the six months ended September 30, 2026. We expect online delivery of games and game offerings to continue to be the primary part of our business over the long term.
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
See Note 1 - Basis of Presentation and Significant Accounting Policies for further discussion.
Operating Metric
Net Bookings
We monitor Net Bookings as a key operating metric in evaluating the performance of our business. Net Bookings is defined as the net amount of products and services sold digitally or sold-in physically during the period and includes licensing fees, merchandise, in-game advertising, and publisher incentives. Net Bookings were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	2025	Increase/ (decrease)	% Increase/ (decrease)	2026	2025	Increase/ (decrease)	% Increase/ (decrease)
Net Bookings	$1,601.3	$1,960.5	$(359.2)	(18.3)%	$2,987.2	$3,383.6	$(396.4)	(11.7)%
For the three months ended September 30, 2026, Net Bookings decreased by $359.2 as compared to the prior year period. The decrease was primarily driven by lower Net Bookings from our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025; NBA 2K; our Mafia franchise, the latest installment of which, Mafia: The Old Country, released in August 2025; Color Block Jam and Match Factory!. The decrease was partially offset by higher Net Bookings from our Grand Theft Auto series.
For the six months ended September 30, 2026, Net Bookings decreased by $396.4 as compared to the prior year period. The decrease was primarily driven by lower Net Bookings from our Borderlands franchise, Color Block Jam, our Mafia franchise, NBA 2K, and Match Factory!.
Results of Operations
The following tables set forth, for the periods indicated, our Condensed Consolidated Statements of Operations, net revenue by platform, net revenue by distribution channel, and net revenue by content type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Total net revenue	$1,497.0	100.0%	$1,773.8	100.0%	$3,030.9	100.0%	$3,277.6	100.0%
Cost of revenue	636.6	42.5%	793.3	44.7%	1,288.0	42.4%	1,352.1	41.3%
Gross profit	860.4	57.5%	980.5	55.3%	1,742.9	57.6%	1,925.5	58.7%
Selling and marketing	444.9	29.7%	536.7	30.3%	814.6	26.9%	945.9	28.9%
Research and development	254.4	17.0%	268.0	15.1%	528.2	17.4%	524.4	16.0%
General and administrative	230.5	15.4%	225.0	12.7%	456.8	15.1%	432.4	13.2%
Depreciation and amortization	48.1	3.2%	48.8	2.8%	96.3	3.2%	99.2	3.0%
Total operating expenses	977.9	65.3%	1,078.5	60.9%	1,895.9	62.6%	2,001.9	61.1%
Loss from operations	(117.5)	(7.8)%	(98.0)	(5.6)%	(153.0)	(5.0)%	(76.4)	(2.4)%
Interest and other, net:
Interest income	19.3	1.3%	20.7	1.2%	42.1	1.4%	37.2	1.1%
Interest expense	(30.2)	(2.0)%	(37.4)	(2.2)%	(60.6)	(2.0)%	(76.3)	(2.3)%
Other income/(expense), net	16.5	1.1%	(0.8)	—%	10.3	0.3%	(13.8)	(0.4)%
Interest and other, net	5.6	0.4%	(17.5)	(1.0)%	(8.2)	(0.3)%	(52.9)	(1.6)%
Loss before income taxes	(111.9)	(7.4)%	(115.5)	(6.6)%	(161.2)	(5.3)%	(129.3)	(4.0)%
(Benefit from) provision for income taxes	(57.9)	(3.9)%	18.4	1.0%	(73.1)	(2.4)%	16.5	0.5%
Net loss	$(54.0)	(3.5)%	$(133.9)	(7.6)%	$(88.1)	(2.9)%	$(145.8)	(4.5)%

	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Net revenue by platform:
Mobile	$731.1	48.8%	$821.6	46.3%	$1,493.4	49.3%	$1,623.3	49.5%
Console	615.4	41.1%	720.0	40.6%	1,255.9	41.4%	1,270.6	38.8%
PC and other	150.5	10.1%	232.2	13.1%	281.6	9.3%	383.7	11.7%
Net revenue by distribution channel:
Digital online	$1,458.8	97.4%	$1,693.1	95.5%	$2,966.1	97.9%	$3,169.7	96.7%
Physical retail and other	38.2	2.6%	80.7	4.5%	64.8	2.1%	107.9	3.3%
Net revenue by content:
Recurrent consumer spending	$1,210.2	80.8%	$1,275.9	71.9%	$2,500.0	82.5%	$2,532.0	77.3%
Full game and other	286.8	19.2%	497.9	28.1%	530.9	17.5%	745.6	22.7%

Three Months Ended September 30, 2026 Compared to September 30, 2025

	2026	%	2025	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$1,497.0	100.0%	$1,773.8	100.0%	$(276.8)	(15.6)%
Product costs	184.0	12.3%	229.3	12.9%	(45.3)	(19.8)%
Game intangibles	140.8	9.4%	158.8	9.0%	(18.0)	(11.3)%
Software development costs and royalties (1)	107.9	7.2%	172.1	9.7%	(64.2)	(37.3)%
Licenses	131.9	8.8%	154.4	8.7%	(22.5)	(14.6)%
Internal royalties	72.0	4.8%	78.7	4.4%	(6.7)	(8.5)%
Cost of revenue	636.6	42.5%	793.3	44.7%	(156.7)	(19.8)%
Gross profit	$860.4	57.5%	$980.5	55.3%	$(120.1)	(12.2)%
(1) Includes $3.4 and $4.8 of stock-based compensation expense in 2026 and 2025, respectively, in software development costs and royalties.
For the three months ended September 30, 2026, net revenue decreased by $276.8 as compared to the prior year period. The decrease was primarily driven by lower net revenue of $128.0 from our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025; $56.3 from our Mafia franchise, the latest installment of which, Mafia: The Old Country, released in August 2025; $31.4 from Color Block Jam; and $21.9 from Match Factory!.
Net revenue from mobile decreased by $90.5 and accounted for 48.8% of our total net revenue for the three months ended September 30, 2026, as compared to 46.3% for the prior year period. The decrease in net revenue from mobile was primarily driven by lower net revenue from Color Block Jam, Match Factory!, NBA 2K, Toy Blast, and Merge Dragons!. Net revenue from console games decreased by $104.6 and accounted for 41.1% of our total net revenue for the three months ended September 30, 2026, as compared to 40.6% for the prior year period. The decrease in net revenue from console games was primarily driven by lower net revenue from our Borderlands and Mafia franchises. Net revenue from PC and other decreased by $81.7 and accounted for 10.1% of our total net revenue for the three months ended September 30, 2026, as compared to 13.1% for the prior year period. The decrease in net revenue from PC and other was primarily driven by lower net revenue from our Borderlands and Mafia franchises.
Recurrent consumer spending ("RCS") is generated from ongoing consumer engagement and includes revenue from virtual currency, add-on content, in-game purchases, and in-game advertising. Net revenue from RCS decreased by $65.7 and accounted for 80.8% of net revenue for the three months ended September 30, 2026, as compared to 71.9% of net revenue for the prior year period. The decrease in net revenue from RCS was primarily driven by lower net revenue from Color Block Jam and Match Factory!. Net revenue from full game and other decreased by $211.1 and accounted for 19.2% of net revenue for the three months ended September 30, 2026 as compared to 28.1% of net revenue for the prior year period. The decrease in net revenue from full game and other was primarily driven by lower net revenue from our Borderlands and Mafia franchises.
Net revenue from digital online channels decreased by $234.3 and accounted for 97.4% of our total net revenue for the three months ended September 30, 2026, as compared to 95.5% for the prior year period. The decrease was primarily driven by lower net revenue from our Borderlands and Mafia franchises, Color Block Jam and Match Factory! The decrease was partially offset by higher net revenue from our Grand Theft Auto series. Net revenue from physical retail and other channels decreased by $42.5 and accounted for 2.6% of our total net revenue for the three months ended September 30, 2026, as compared to 4.5% for the same period in the prior year period. The decrease was primarily driven by lower net revenue from our Borderlands and Mafia franchises.
Gross profit as a percentage of net revenue for the three months ended September 30, 2026 was 57.5% as compared to 55.3% for the prior year period. The increase in gross profit as a percentage of net revenue was primarily driven by lower amortization of capitalized software and development costs primarily due to the timing of releases.
Changes in foreign currency exchange rates decreased net revenue by $0.6 and decreased gross profit by $3.8 for the three months ended September 30, 2026 as compared to the prior year period.

Operating Expenses

	2026	% of net revenue	2025	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$444.9	29.7%	$536.7	30.3%	$(91.8)	(17.1)%
Research and development	254.4	17.0%	268.0	15.1%	(13.6)	(5.1)%
General and administrative	230.5	15.4%	225.0	12.7%	5.5	2.4%
Depreciation and amortization	48.1	3.2%	48.8	2.8%	(0.7)	(1.4)%
Total operating expenses(1)	$977.9	65.3%	$1,078.5	60.9%	$(100.6)	(9.3)%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2026	2025
Selling and marketing	$23.1	$25.2
Research and development	22.5	25.1
General and administrative	41.0	40.8
Changes in foreign currency exchange rates decreased total operating expenses by $3.2 for the three months ended September 30, 2026, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $91.8 for the three months ended September 30, 2026, as compared to the prior year period, primarily driven by lower marketing expense for our Borderlands franchise, partially offset by higher marketing expense for our Grand Theft Auto series.
Research and development
Research and development expenses decreased by $13.6 for the three months ended September 30, 2026, as compared to the prior year period, primarily driven by lower personnel expense and lower production expenses.
General and administrative
General and administrative expenses increased by $5.5 for the three months ended September 30, 2026, as compared to the prior year period, primarily driven by higher IT-related expenses for cloud-based services and IT infrastructure.
Depreciation and amortization
Depreciation and amortization expenses decreased by $0.7 for the three months ended September 30, 2026, as compared to the prior year period.
Interest and other, net
Interest and other, net was income of $5.6 for the three months ended September 30, 2026, as compared to an expense of $17.5 for the prior year period. The net decrease in expense was primarily driven by lower interest expense due to lower outstanding debt balances due to the repayment of our 2025 Notes in April 2025 and our 2026 Notes in March 2026 (refer to Note 10 - Debt) and changes in fair value based on the observable price changes of our long-term investments, partially offset by an increase in foreign currency losses.
Benefit from income taxes
The benefit from income taxes for the three months ended September 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred.
The benefit from income taxes was $57.9 for the three months ended September 30, 2026, as compared to the provision for income taxes of $18.4 for the prior year period.
When compared to the statutory rate of 21%, the effective tax rate of 51.7% for the three months ended September 30, 2026 was primarily driven by tax benefits of $57.1 related to geographic mix of earnings and changes in reserves, offset by tax expense of $20.0 related to tax credits.
In the prior year period, when compared to the statutory rate of 21%, the effective tax rate of (15.9)% for the three months ended September 30, 2025 was primarily driven by tax expense of $33.7 related to an increase in the U.S. and international valuation allowances and $16.0 related to geographic mix of earnings and changes in reserves, offset by tax benefits of $10.3 from tax credits.

The change in effective tax rate, when compared to the prior year period's effective tax rate, is primarily driven by higher tax benefits from geographic mix of earnings and decreased expense from changes in valuation allowances, offset by tax expense related to tax credits.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion and Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of OBBB in our projected annual effective tax rate. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the three months ended September 30, 2026. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the three months ended September 30, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
In November 2026, we completed a reorganization involving certain intangible assets to simplify our global operating structure. As a result, our jurisdictional mix of earnings will be affected beginning in November 2026. We are still evaluating the impact of this on our estimated annual effective tax rate, deferred tax assets, and valuation allowance for future periods.
Net loss and Loss per share
For the three months ended September 30, 2026, net loss was $54.0, as compared to a net loss of $133.9 in the prior year period. Basic and diluted loss per share for the three months ended September 30, 2026 was $0.29, as compared to basic and diluted loss per share of $0.73 in the prior year period. Basic weighted average shares of 187.1 were 2.5 shares higher as compared to the prior year period basic weighted average shares, primarily due to normal stock compensation activity, including vests and grants in the prior year being fully outstanding in the current year. See Note 11 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
Six Months Ended September 30, 2026 Compared to September 30, 2025

	2026	%	2025	%	Increase/ (decrease)	% Increase/ (decrease)
Total net revenue	$3,030.9	100.0%	$3,277.6	100.0%	$(246.7)	(7.5)%
Product costs	371.8	12.3%	439.7	13.4%	(67.9)	(15.4)%
Game intangibles	295.1	9.7%	317.3	9.7%	(22.2)	(7.0)%
Software development costs and royalties (1)	243.0	8.0%	202.2	6.2%	40.8	20.2%
Licenses	231.4	7.6%	225.3	6.9%	6.1	2.7%
Internal royalties	146.7	4.8%	167.6	5.1%	(20.9)	(12.5)%
Cost of revenue	1,288.0	42.4%	1,352.1	41.3%	(64.1)	(4.7)%
Gross profit	$1,742.9	57.6%	$1,925.5	58.7%	$(182.6)	(9.5)%
(1) Includes $6.5 and $(36.2) of stock-based compensation expense in 2026 and 2025, respectively, in software development costs and royalties.
For the six months ended September 30, 2026, net revenue decreased by $246.7 as compared to the prior year period. The decrease was primarily driven by lower net revenue of $111.5 from our Borderlands franchise, the latest installment of which, Borderlands 4, released in September 2025; $64.2 from Color Block Jam; $55.2 from our Mafia franchise, the latest installment of which, Mafia: The Old Country, released in August 2025; $36.1 from Match Factory!; $14.9 from Toy Blast; and $14.0 from WWE 2K. The decrease was partially offset by higher net revenue of $94.0 from NBA 2K.
Net revenue from mobile decreased by $129.9 and accounted for 49.3% of our total net revenue for six months ended September 30, 2026, as compared to 49.5% for the prior year period. The decrease in net revenue from mobile was primarily driven by lower net revenue from Color Block Jam, Match Factory!, Toy Blast, and NBA 2K. The decrease was partially offset by higher net revenue from Toon Blast. Net revenue from console games decreased by $14.7 and accounted for 41.4% of our total net revenue for the six months ended September 30, 2026, as compared to 38.8% for the prior year period. The decrease was primarily driven by lower net revenue from our Borderlands and Mafia franchises, PGA TOUR 2K, and WWE 2K. The decrease was partially offset by higher net revenue from NBA 2K and our Grand Theft Auto series. Net revenue from PC and other decreased by $102.1 and accounted for 9.3% of our total net revenue for the six months ended September 30, 2026, as compared to 11.7% for the prior year period. The decrease was primarily driven by lower net revenue from our Borderlands franchise, our Grand Theft Auto series, and our Mafia franchise.
Net revenue from RCS decreased by $32.0 and accounted for 82.5% of net revenue for the six months ended September 30, 2026, as compared to 77.3% of net revenue for the prior year period. The decrease in net revenue from RCS was primarily driven by lower net revenue from Color Block Jam and Match Factory! The decrease was partially offset by higher net revenue from NBA 2K. Net revenue from full game and other decreased by $214.7 and accounted for 17.5% of net revenue for the six months ended September 30, 2026 as compared to 22.7% of net revenue for the prior year period. The decrease was primarily driven by lower net revenue from our Borderlands and Mafia franchises.
Net revenue from digital online channels decreased by $203.6 and accounted for 97.9% of our total net revenue for the six months ended September 30, 2026, as compared to 96.7% for the prior year period. The decrease was primarily due to lower net revenue from our Borderlands franchise, Color Block Jam, our Mafia franchise, Match Factory!, Toy Blast, and PGA TOUR 2K. The decrease was partially offset by higher net revenue from NBA 2K. Net revenue from physical retail and other channels decreased by $43.1 and accounted for 2.1% of our total net revenue for the six months ended September 30, 2026, as compared to 3.3% for the same period in the prior year period. The decrease in net revenue from physical retail and other channels was primarily driven by lower net revenue from our Borderlands and Mafia franchises.
Gross profit as a percentage of net revenue for the six months ended September 30, 2026 was 57.6% as compared to 58.7% for the prior year period. The decrease in gross profit as a percentage of net revenue was primarily driven by (i) impairment charges recorded within Cost of revenue related to a decision not to proceed with further development of certain interactive entertainment software products, with no corresponding expense in the prior year, (ii) the reversal of expense related to the forfeiture of awards in the prior year, and (iii) higher license costs, partially offset by lower product costs.

Changes in foreign currency exchange rates decreased net revenue by $0.0 and decreased gross profit by $2.1 for the six months ended September 30, 2026 as compared to the prior year period.
Operating Expenses

	2026	% of net revenue	2025	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$814.6	26.9%	$945.9	28.9%	$(131.3)	(13.9)%
Research and development	528.2	17.4%	524.4	16.0%	3.8	0.7%
General and administrative	456.8	15.1%	432.4	13.2%	24.4	5.6%
Depreciation and amortization	96.3	3.2%	99.2	3.0%	(2.9)	(2.9)%
Total operating expenses (1)	$1,895.9	62.6%	$2,001.9	61.1%	$(106.0)	(5.3)%
(1) Includes stock-based compensation expense, which was allocated as follows:

	2026	2025
Selling and marketing	$46.9	$49.6
Research and development	41.9	46.2
General and administrative	80.7	77.0
Changes in foreign currency exchange rates decreased total operating expenses by $0.5 for the six months ended September 30, 2026, as compared to the prior year period.
Selling and marketing
Selling and marketing expenses decreased by $131.3 for the six months ended September 30, 2026, as compared to the prior year period, primarily driven by lower marketing expense for our Borderlands franchise, Color Block Jam, and Match Factory!, partially offset by higher marketing expense for our Grand Theft Auto series.

Research and development

Research and development expenses increased by $3.8 for the six months ended September 30, 2026, as compared to the prior year period, primarily driven by higher personnel expense and higher IT infrastructure expense for cloud-based services, partially offset by lower production expenses.
General and administrative
General and administrative expenses increased by $24.4 for the six months ended September 30, 2026, as compared to the prior year period, primarily driven by (i) higher IT-related expenses for cloud-based services and IT infrastructure, (ii) higher personnel expense, and (iii) higher online support services expense.
Depreciation and amortization
Depreciation and amortization expenses decreased by $2.9 for the six months ended September 30, 2026, as compared to the prior year period, primarily due to lower IT infrastructure expense and lower leasehold improvement expense for office buildouts.
Interest and other, net
Interest and other, net was an expense of $8.2 for the six months ended September 30, 2026, as compared to $52.9 for the prior year period. The net decrease in expense was primarily driven by (i) lower interest expense due to lower outstanding debt balances due to the repayment of our 2025 Notes in April 2025 and our 2026 Notes in March 2026 (refer to Note 10 - Debt), (ii) changes in fair value based on the observable price changes of our long-term investments, and (iii) higher interest income due to higher interest rates.
Benefit from Income Taxes
The benefit from income taxes for the six months ended September 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred. The benefit from income taxes was $73.1 for the six months ended September 30, 2026, as compared to the provision for income taxes of $16.5 for the prior year period.

When compared to the statutory rate of 21%, the effective tax rate of 45.3% for the six months ended September 30, 2026 was primarily driven by tax benefits of $74.0 related to geographic mix of earnings and changes in reserves, offset by tax expense of $27.6 related to tax credits.
In the prior year period, when compared to the statutory rate of 21%, the effective tax rate of (12.8)% for the six months ended September 30, 2025 was primarily driven by tax expense of $39.3 related to an increase in the U.S. and international valuation allowances, $18.9 related to geographic mix of earnings and changes in reserves, offset by benefits of $12.9 from tax credits.
The change in effective tax rate, when compared to the prior year period's effective tax rate, is primarily driven by higher tax benefits from geographic mix of earnings and decreased expense from changes in valuation allowances, offset by tax expense related to tax credits.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. OBBB includes significant provisions, including but not limited to (1) permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA"), (2) modifications to the international provisions relating to Base Erosion and Anti Abuse Act ("BEAT"), Global Intangible Low-Tax Income ("GILTI") and Foreign Derived Deduction Eligible Income ("FDDEI"), (3) permanent reinstatement deduction for domestic research expenditures and 100% bonus depreciation for certain qualified property, and (4) modifications to tax credits. The legislation has multiple effective dates, with certain provisions effective in the fiscal year ended March 31, 2026 and others implemented in future periods. We have estimated the accounting for income tax effects of OBBB in our projected annual effective tax rate. We are continuing to evaluate the impact of OBBB on the Company. It is possible that these changes could have an adverse impact on our effective tax rate, tax payments, financial condition, or results of operations. The tax law is complex and additional interpretive guidance may be issued that could affect the interpretations and assumptions we have made, as well as actions we may take as a result of OBBB.
The American Rescue Plan Act of 2021 (the “ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (April 1, 2027 for the Company), the ARPA expands the limitation to cover the next five most highly compensated employees. The ARPA did not have a material impact on our Consolidated Financial Statements for the six months ended September 30, 2026. We continue to evaluate the potential impact the ARPA may have on our operations and Consolidated Financial Statements in future periods.
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
The Organization for Economic Co-operation and Development ("OECD") has proposed a global minimum tax of 15% of reported profits, referred to as Pillar Two. Many countries have already implemented or are taking steps to implement Pillar Two. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines. Pillar Two could result in additional tax liability over the regular corporate tax liability in a particular jurisdiction to the extent tax expense is less than a 15% minimum rate. The impact of Pillar Two was not material to the tax provision for the six months ended September 30, 2026. On January 5, 2026, the OECD released new administrative guidance outlining a “side-by-side” arrangement following agreement on key elements by the OECD/G20 Inclusive Framework on Pillar Two. It provides new safe harbors for U.S. multinational companies which would exempt U.S.-parented groups from two of the three Pillar Two top up taxes, extend the current Transitional Country-by-Country Reporting Safe Harbor by one year through the end of fiscal year ending March 31, 2028, and make the Simplified

Effective Tax Rate Safe Harbor permanent. We will continue to evaluate the impact Pillar Two and any additional guidance may have on our results and operations.
In November 2026, we completed a reorganization involving certain intangible assets to simplify our global operating structure. As a result, our jurisdictional mix of earnings will be affected beginning in November 2026. We are still evaluating the impact of this on our estimated annual effective tax rate, deferred tax assets, and valuation allowance for future periods.
Net loss and loss per share
For the six months ended September 30, 2026, net loss was $88.1, as compared to net loss of $145.8 in the prior year period. For the six months ended September 30, 2026, basic and diluted loss per share was $0.47 as compared to basic and diluted loss per share of $0.80 in the prior year period. Basic weighted average shares of 186.7 were 4.0 shares higher as compared to the prior year period basic weighted average shares, primarily due to our equity issuance, as well as normal stock compensation activity, including vests, grants, and forfeitures in the prior year being fully outstanding in the current year. See Note 11 - Loss Per Share to our Condensed Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Our primary cash requirements are to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) capital expenditures, (iv) debt and interest payments, (v) tax payments, and (vi) acquisitions. We expect to rely on cash and cash equivalents as well as on short-term investments, funds provided by our operating activities, and our 2022 Credit Agreement to satisfy our working capital needs. Refer to Note 10 - Debt for additional discussion of our outstanding debt obligations.
Accounts Receivable sale program
On May 19, 2025, we entered into an arrangement to sell designated pools of high credit quality accounts receivable under an uncommitted accounts receivables purchase facility in an initial aggregate amount of up to $215.0 to an unaffiliated financial institution on a true sale basis. As these accounts receivable are sold without recourse, we do not retain the associated risks of lack of payment due to insolvency of the account debtors following the transfer of such accounts receivable to such financial institution. We will continue to collect cash from our account debtors and remit to the financial institution. We will derecognize the carrying value of the financial assets transferred and recognize a net gain or loss on the sale under Interest and other, net on our Condensed Consolidated Statements of Operations. The proceeds from these arrangements will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.
No receivables were sold under this facility during the six months ended September 30, 2026. We may utilize this facility in future periods depending on cash flow needs and market conditions.
Short-term investments
As of September 30, 2026, we had $524.2 of short-term investments, which primarily consisted of bank time deposits with maturities greater than 90 days. From time to time, we may make additional short-term investments depending on future market conditions and liquidity needs.
Senior Notes
As of September 30, 2026, we had $2,500.0 of Senior Notes outstanding.
Credit Agreement
As of September 30, 2026, there were no borrowings under the 2022 Credit Agreement, and we had approximately $997.9 available for additional borrowings.
Convertible Notes
The 2026 Convertible Notes mature on December 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with their terms, prior to the maturity date. The 2026 Convertible Notes do not bear regular interest, and the principal amount does not accrete. An aggregate principal amount of $29.4 of the 2026 Convertible Notes remained outstanding at September 30, 2026.
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
A majority of our trade receivables are derived from sales to major retailers, including digital storefronts and platform partners, and distributors. Our five largest customers accounted for 80.8% and 81.5% of net revenue during the six months ended September 30, 2026 and 2025, respectively. We had four customers who accounted for 27.1%, 20.7%, 14.7%, and 11.9% of our net revenue for the six months ended September 30, 2026, and four customers who accounted for 24.9%, 22.7%, 15.1%, and 12.4% of our net revenue for the six months ended September 30, 2025. As of September 30, 2026 and March 31, 2026, five customers accounted for 76.2% and 69.6% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 67.2% and 57.7% of such balances at September 30, 2026 and March 31, 2026, respectively. We had three customers who accounted for 30.4%, 19.7%, and 17.1% of our gross accounts receivable as of September 30, 2026, and three customers who accounted for 22.7%, 21.0%, and 14.0% of our gross accounts receivable as of March 31, 2026. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2026, and March 31, 2026. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers who sell our physical products, and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's creditworthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.
We believe that our current cash and cash equivalents, short-term investments, and projected cash flow from operations, along with availability under our 2022 Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures, and commitments on both a short-term and long-term basis.
As of September 30, 2026, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $945.0. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, we expect to have the ability to generate sufficient cash domestically to support ongoing operations for the foreseeable future.
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
During the three months ended September 30, 2026, we did not repurchase shares of our common stock under the program, but in the past have repurchased a total of 11.7 shares of our common stock under the program, and as of September 30, 2026, 10.0 shares of our common stock remained available for repurchase under the share repurchase program.
Our changes in cash flows were as follows:

	Six Months Ended September 30,
(millions of dollars)	2026	2025
Net cash (used in) provided by operating activities	$(173.5)	$83.7
Net cash used in investing activities	(259.9)	(314.0)
Net cash provided by financing activities	30.4	618.0
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash and cash equivalents	(2.7)	14.1
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(405.7)	$401.8
At September 30, 2026, we had $1,232.4 of cash and cash equivalents and restricted cash and cash equivalents, compared to $1,638.1 at March 31, 2026. The decrease during the six months ended September 30, 2026 was primarily due to Net cash used in investing activities, related to the purchase of short-term investments and fixed assets, including our purchase of the building where we previously leased office space in London, England (refer to Note 15 - Asset Acquisition). This net decrease was also due to Net cash used in operating activities, which was primarily driven by our investments in software development and licenses, partially offset by sales of our products. This net decrease was partially offset by Net cash provided by financing activities driven by issuance of common stock.

When compared to the prior year period, Net cash provided by financing activities decreased primarily due to proceeds from our underwritten public offering of common stock in the prior year, partially offset by the repayment of our 2025 Notes (refer to Note 10 - Debt).
Commitments
Refer to Note 12 - Commitments and Contingencies for disclosures regarding our commitments.
Capital Expenditures
In fiscal year 2027, we anticipate capital expenditures to be approximately $290.0. During the six months ended September 30, 2026, capital expenditures were $163.3.
International Operations
Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada, and Latin America. For the three months ended September 30, 2026 and 2025, 40.6% and 41.6%, respectively, of our net revenue was earned outside the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.
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
As of September 30, 2026, we had $524.2 of short-term investments. We also had $1,149.4 of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our Condensed Consolidated Financial Statements or liquidity as of September 30, 2026.
Historically, fluctuations in interest rates have not had a significant effect on our operating results.
Under our 2022 Credit Agreement, loans will bear interest at a rate of (a) 0.000% to 0.625% above an alternate base rate (7.00% at September 30, 2026) or (b) 1.000% to 1.625% above SOFR, approximately 3.91% at September 30, 2026, which rates are determined by the Company's credit rating. At September 30, 2026, there were no borrowings under our 2022 Credit Agreement.

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
For the three months ended September 30, 2026 and 2025, our foreign currency translation adjustment was a gain of $0.2 and a loss of $38.0, respectively. The change in foreign currency translation adjustment was primarily driven by the relative stability of the U.S. Dollar against the British Pound during the three months ended September 30, 2026, compared to a significant strengthening of the U.S. Dollar against the British Pound in the prior year period. For the three months ended September 30, 2026 and 2025, we recognized a foreign currency exchange transaction loss of $3.0 and a gain of $1.9, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
For the six months ended September 30, 2026 and 2025, our foreign currency translation adjustment was a loss of $10.3 and a gain of $44.9, respectively. The change in foreign currency translation adjustment was primarily driven by the strengthening of the U.S. Dollar against the British Pound during the six months ended September 30, 2026, compared to a significant weakening of the U.S. Dollar against the British Pound in the prior year period. For the six months ended September 30, 2026 and 2025, we recognized a foreign currency exchange transaction loss of $5.7 and a loss of $6.5, respectively, included in Interest and other, net in our Condensed Consolidated Statements of Operations.
We use foreign currency derivative contracts, such as forward contracts and option collars, to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in Interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes.
At September 30, 2026, we had $748.7 of foreign currency derivative contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $327.8 of foreign currency derivative contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year. At March 31, 2026, we had $349.2 of foreign currency derivative contracts outstanding to sell foreign currencies in exchange for U.S. dollars and $140.3 of foreign currency derivative contracts outstanding to buy foreign currencies in exchange for U.S. dollars, all of which had maturities of less than one year. For the three months ended September 30, 2026 and 2025, we recorded a gain of $4.8 and a loss of $0.6, respectively, related to derivative contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. For the six months ended September 30, 2026 and 2025, we recorded a gain of $10.6 and a loss of $13.0, respectively, related to derivative contracts in Interest and other, net on our Condensed Consolidated Statements of Operations. As of September 30, 2026 and March 31, 2026, the fair value of these outstanding foreign currency derivative contracts were immaterial, and were included in Accrued expenses and other current liabilities when in a loss position, or in Prepaid expenses and other when in a gain position. The fair value of these outstanding foreign currency derivative contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe that the counterparties to these derivative contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended September 30, 2026, 40.6% of our revenue was generated outside the U.S. Using sensitivity analysis, a hypothetical 10.0% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10.0% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In our opinion, a substantial portion of this fluctuation would be offset by cost of revenue and operating expenses incurred in local currency.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2026, we did not repurchase any shares of our common stock in the open market, as part of the program. As of September 30, 2026, we had repurchased a total of 11.7 shares of our common stock under this program, and 10.0 shares of common stock remained available for repurchase under our share repurchase program. The table below details the share repurchases made by us during the three months ended September 30, 2026:

Period	Shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the repurchase program
July 1-31, 2026	—	$—	—	10.0
August 1-31, 2026	—	$—	—	10.0
September 1-30, 2026	—	$—	—	10.0
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended September 30, 2026, no Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.    Exhibits

Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2004)
3.1.1
Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998 (incorporated by reference to Exhibit 3.1.2 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2004)

3.1.2
Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003 (incorporated by reference to Exhibit 3.1.3 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2004)

3.1.3
Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009)

3.1.4
Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2012)

3.1.5
Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022)

3.1.6
Certificate of Amendment of Restated Certificate of Incorporation, dated September 18, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2026)

3.2
Certificate of Designation of Series A Preferred Stock, dated March 11, 1998 (incorporated by reference to Exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2004)

3.3
Certificate of Designation of Series B Preferred Stock, dated March 26, 2008 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on March 26, 2008)

10.1	XBOX Publisher License Agreement, dated as of September 17, 2026, by and between Take-Two Interactive Software, Inc. and Microsoft Corporation*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
+* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
________________________________________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and March 31, 2026, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Equity for the three and six months ended September 30, 2026 and 2025 (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

________________________________________________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date:	November 9, 2026	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)